Form 10QSB
period 2003-06-30
ADA-ES INC
filed 2003-08-07
CIK 1223112

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

 ______  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                        Commission File Number: 000-50216

                                     ADA-ES, INC.
         (Exact name of small business issuer as specified in its charter)

               Colorado                               84-1457385
(State of other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

               8100 SouthPark Way, B-2, Littleton, Colorado         80120
                 (Address of principal executive offices)         (Zip Code)

                               (303)734-1727
                        (Issuer's telephone number)

                               Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

	APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000 Shares of Common Stock, no par value outstanding as of August 1, 2003.

Transitional Small Business Disclosure Format: Yes______ ; No __X_

PART I
Item 1.	FINANCIAL STATEMENTS

                     ADA-ES, Inc. and Subsidiary
                        Consolidated Balance Sheet
                             June 30, 2003


                                                                UNAUDITED
			ASSETS
                                                       (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                                     $    63
  Trade receivables, net of allowance for doubtful
   accounts of $5 	                                           1,097
  Inventories                                                        148
  Prepaid expenses and other        	                            75
                                                                    ----
      Total current assets	                                     1,383

PROPERTY, PLANT AND EQUIPMENT, at cost	                         1,188
    Less accumulated depreciation and amortization                  (728)
                                                                   ------
          Net property and equipment        	                     460

GOODWILL, net of $1,556 in amortization                            2,024
INTANGIBLE ASSETS, net of $12 in amortization                         92
OTHER ASSETS                                                          16
                                                                  ------
TOTAL ASSETS       	                                         $ 3,975
	                         	                              ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                               $   313
  Notes payable                                                      100
  Accrued expenses                                                   182
  Deferred revenues                                                  280
                                                                   -----
	Total current liabilities                                      875

LONG-TERM LIABILITIES:
  Other liabilities	                                              77

STOCKHOLDERS' EQUITY:
  Common stock no par value                                        5,339
  Receivable from parent                                            (579)
  Accumulated deficit	                                          (1,737)
                                                                  ------
	Total stockholders' equity                                   3,023
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                 $ 3,975
                                                                  ======

See accompanying notes.

                          ADA-ES, Inc. and Subsidiary
                     Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2003 and 2002

                                                         UNAUDITED
                                                  2003             2002
                   (amounts in thousands, except shares and per share amounts)
	                                     3 Mos.   6 Mos.    3 Mos.   6 Mos.
REVENUES:
     Flue gas conditioning and other	 $  482    1,082       473    1,196
     Mercury emission control               1,022    1,534       691    1,162
     Combustion aids                          101      256        72       76
                                            -----    -----     -----    -----
        Total revenues                      1,605    2,872     1,236    2,434

COST AND EXPENSES:
    Operating                                 819    1,431       576    1,163
    General and administrative                562    1,096       490      911
    Research & development                     66      107        53       75
    Depreciation and amortization              32       56        29       57
                                            -----    -----     -----    -----
             Total expenses                 1,479    2,690     1,148    2,206
                                            -----    -----     -----    -----
OPERATING INCOME                              126      182        88      228
OTHER INCOME (EXPENSE):
    Interest expense                           (1)      (1)       (6)     (22)
    Other, net                                (17)     (15)       (4)       -
                                            -----    -----     -----    -----
     Total other income (expense)             (18)     (16)      (10)     (22)
                                            -----    -----     -----    -----
NET INCOME                                 $  108      166        78      206
                                           ======   ======    ======   ======
NET INCOME PER COMMON Share (Basic
 and Diluted):                             $10.80    16.60      7.80    20.60
                                            =====    =====      ====    =====
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:                              10,000   10,000    10,000   10,000
                                           ======   ======    ======   ======
---------------------------------------------------------------------------
                      ADA-ES, Inc. and Subsidiary
              Consolidated Statements of Accumulated Deficit
                 Six Months Ended June 30, 2003 and 2002
                                            UNAUDITED
     	                                  2003          2002
                                      (amounts in thousands)

Accumulated deficit as of January 1 $  (1,903)       (2,252)
Net income for the period	            166           206
                      		       --------      --------
Accumulated deficit as of June 30   $  (1,737)       (2,046)
			                     ======	     ======


See accompanying notes.

                       ADA-ES, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 2003 and 2002

                                                                UNAUDITED
                                                           2003         2002

                                                         amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   166     $   206
  Adjustments to reconcile net income to net cash
   used in operations:
  	Depreciation and amortization                           56          57
      Expenses paid with stock            		        14          76
  	Change in operating assets and liabilities  	      (418)       (874)
                                                           -----       -----
       Net cash provided(used)by operating activities       (182)       (535)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures		               	            (245)        (30)
                                                           -----       -----
	Net cash used by investing activities                 (245)        (30)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable	                               100         100
  Increase in other liabilities                               67          -
                                                           -----       -----
	Net cash provided by financing activities              167         100
                                                           -----       -----
Net decrease in cash and cash equivalents                   (260)       (465)

Cash and cash equivalents at beginning of period             323         493
                                                           -----       -----
Cash and equivalents at end of period 			   $   63      $    28
                                                          =====        =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		               $    1      $    22
                                                          =====        =====
      Stock and options issued for services              $   14           76
                                                          =====        =====

See accompanying notes.

                           ADA-ES, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Unaudited)
                                   June 30, 2003

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 2002 Form 10SB, filed March 24, 2003, as amended.

(2) Business Segment Information
The Company has three reportable segments: flue gas conditioning and consulting (FGC), mercury emission control (MEC) and combustion aids (CA). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are US companies.

                                      (amounts in thousands)
Six months ended June 30, 2003
------------------------------
                           FGC       MEC       CA         Total
Total revenue          $ 1,082   $ 1,534   $  256      $  2,872
Segment profit (loss)  $   576   $   405   $  (19)     $    962

Six months ended June 30, 2002
------------------------------
                           FGC       MEC       CA         Total
Total revenue          $ 1,196   $ 1,162   $   76      $  2,434
Segment profit (loss)  $   477   $   375   $  (51)     $    801

Three months ended June 30, 2003
------------------------------
                           FGC       MEC       CA         Total
Total revenue          $   482   $ 1,022   $  101      $  1,605
Segment profit (loss)  $   234   $   287   $  (11)     $    510

Three months ended June 30, 2002
------------------------------
                           FGC       MEC       CA         Total
Total revenue          $   473   $   691   $   72      $  1,236
Segment profit (loss)  $   247   $   167   $   14      $    428

A reconciliation of reported total segment profit (loss) to Net Income for the periods shown above is as follows:
                                              (amounts in 000's)
                                           2003             2002
                                           ----             ----
                                      3 mos.  6 mos.   3 mos.  6 mos.
                                      ------  ------   ------  ------
Total segment profit                  $  510  $  962   $  428  $  801
Non-allocated general & admin expenses  (352)   (724)    (311)   (516)
Depreciation and amortization            (32)    (56)     (29)    (57)
Interest and other expenses              (18)    (16)     (10)    (22)
                                        ----    ----     ----    ----
Net Income                            $  108  $  166   $   78  $  206
                                        ====    ====     ====    ====

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section and under the heading "Description of Business." The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions; adverse weather; changes in federal income tax laws and federal funding for environmental technology/specialty chemicals programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Liquidity and Capital Resources
In March 2003 ADA-ES and Earth Sciences, Inc. ("ESI") entered into an agreement (the Distribution Agreement) for the pro rata distribution of all the common stock of ADA-ES to the shareholders of ESI based on a record date of to be determined by the ESI Board of Directors. The Distribution Agreement requires certain allocations of cash and liabilities among ESI and ADA-ES prior to the distribution of the ADA-ES common stock. The spin-off is subject to a number of contingencies and ESI reserves the right to revoke the proposed spin-off at any time prior to the distribution date. There can be no assurances that the proposed spin-off will actually occur.

The Company had a positive working capital of $508,000 at 6/30/03. The amount represents a increase of $39,000 during the quarter. The increase is a result of net income and non-cash expenses less capital expenditures during the quarter incurred as a result of completing the expansion of our office space. In the event that the spin-off from ESI occurs as planned, the working capital of the Company as of 6/30/03 on a pro forma basis would decrease to $308,000 as a result of the transfer of cash to ESI and the assumption of liabilities as agreed upon in the Distribution Agreement. Management believes that existing and expected improving working capital through continued and improved cash flow from ongoing operations, will be sufficient to meet the anticipated needs of the Company in 2003. There can be no assurances that the positive cash flow that has been achieved will continue.
The continuation of positive cash flow is dependent upon the continuation of chemical sales and operations of the flue gas conditioning (FGC) units currently in-place in Wisconsin, Louisiana and Iowa, each of which provide an average monthly cash flow of approximately $20,000. Unsatisfactory results, which could be caused by a combination or single factor such as changes in coal, mechanical difficulties, whether in the FGC unit or otherwise, and overall cost/benefit analysis, at any of those units may decrease or end the sale of chemicals for such units. The Company is also performing services under four DOE contracts, which overall are expected to produce an estimated
$3.1 million in revenues in 2003.   Of that amount approximately 18%
represents cost share amounts from industry partners, and 37% represents reimbursement from DOE for costs that pass through the Company. Currently funding has been approved by the DOE for approximately $1.3 million of its share of those contracts. If further funding were not approved, the Company would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level.

The Company also has a $250,000 line-of-credit arrangement with a bank to help with its working capital needs. As of 6/30/03 $100,000 was outstanding under the line.

Planned capital expenditures for ADA to sustain and improve ongoing operations for 2003 are estimated at $300,000. The Company expects to fund these requirements out of existing working capital.

Cash flow used in operations totaled $(182,000) for first six months of 2003 compared to a use of $(535,000) for the same period in 2002. Cash flow from operations in 2002 was lower than anticipated as the result of significant payments received at the end of 2001 by one utility in advance of equipment installation and operation that would have otherwise been received in early 2002. The amount for 2003 resulted primarily from the operating income plus non-cash charges for depreciation and amortization and changes in other assets and liabilities. Cash flow from investing activities for 2003 includes a use for capital expenditures of $245,000. Cash flow from investing activities for 2002 includes a use for capital expenditures of $30,000. Cash flow from financing activities for 2003 includes a draw of $100,000 on the Company's credit line and an increase pf $67,000 in other liabilities which primarily represent pension liabilities the Company expects to meet through the issuance of its stock after the spin-off takes place. In 2002 cash flow from financing activities also included a $100,000 draw on the Company's line of credit.

Results of Operations
Revenues for the second quarter of 2003 totaled $1,605,000 versus $1,236,000 in 2002. Revenues for 2003 increased due primarily to increased sales in Mercury Emission Control and Combustion Aids ($331,000 and $29,000, respectively). Coupled with increases experienced in the first quarter total revenues for the first six months in 2003 were $438,000 higher that for the same period last year. FGC sales in the first quarter of 2002 were higher because they included sales to a Wyoming utility in January of that year that discontinued use of chemicals when it made mechanical changes to its plant. Mercury emission control revenues for the first months of 2003 are $372,000 higher than the same period last year due to start-up of long-term testing in Alabama, increased work in mercury monitoring services and commencement of work for Presque Isle. Overall the Company expects revenues from mercury work will increase in 2003 over that recognized in 2002. At present a majority of our mercury emission control work is funded by government contracts. The Company's charges under those government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. Audits for costs charged to those projects in 2000 and 2001 have been completed and claimed costs for 2002 computed in the same manner as agreed in the audits have been submitted resulting in an increase in revenue recognized in the second quarter of 2003 of approximately $95,000. The Company continues to believe it has complied with all the requirements of the contracts and future adjustments, if any, will not be material. The Company has sold FGC chemicals and services to four utilities thus far in 2003. Operating expenses increased by $243,000 and $268,000 for the three and six months ended 6/30/03, respectively, as compared to the same periods in 2002. These increases are in line with the increased revenues recognized in those periods. ADA-ES experienced positive gross margins in both 2003 and 2002 (50% and 52%, respectively). The Company's continued future success will be dependent upon generating improved gross margins, which in turn are dependent upon increased sales and market penetration.

Consolidated research and development increased by $13,000 and $32,000 in the three and six months ended 6/30/03, respectively, as compared to the same periods in 2002. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be approximately $120,000 per year for the next several years.

General and administrative expenses increased by $72,000 to $562,000 in the second quarter of 2003 and $185,000 to $1,096,000 for the first six months of 2003, all as compared to the same periods in 2002. The increases result primarily from increases in staff and our office space as the Company prepares for the anticipated growth in the mercury control market.

Our interest expense totaled approximately $1,000 for the first six months of 2003 and $22,000 for the same period in 2002. The decrease in interest expense is due to improved cash flow that allowed the Company in the spring of 2002 to end an accounts receivable factoring arrangement.

Critical Accounting Policies and Estimates
Significant estimates are used in preparation of the financial statements and include the Company's allowance for doubtful accounts, which is based on historical experience. However, a significant amount of the Company's accounts receivable ($361,000 at June 30, 2003) is from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. The Company has not experienced significant adjustments in the past, and as a result it is unlikely that a significant adjustment will be made in the future.
The Company uses its judgment to support the current fair value of goodwill and other intangible assets of $2.1 million on the consolidated balance sheet. Although the Company has had an independent valuation prepared, which support its recorded value and, management believes the fair value of other recorded intangibles are not impaired, market demand for the Company's product and services could change in the future requiring a write-down in recorded values.

As with all estimates, the amounts described above are subject to change as additional information becomes available.
The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost would be recognized for grants of options and warrants to employees if the exercise prices were not less than the fair value of the Company's common stock on the grant dates. The Company had no stock based compensation issued to employees during the quarters ended June 30, 2003 or 2002. However, had there been such issuances and had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans,
the Company's net income and EPS would have been reduced.   In accordance with
SFAS 148, pro forma amounts would have been included in this report to set forth the reduction.


Item 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on his evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Financial Officer believes that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

The Company also maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -   31	Certification of Chief Executive and Chief
                        Financial Officer of Earth Sciences, Inc. Pursuant to 17 CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)

                  32.1	Certification Pursuant to 18 U.S.C. Section 1350

No other changes from Part III of Registrant's 2002 Form 10-SB, filed March 24, 2003, as amended.
(b)	Forms 8-K -  None.

SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					       	          ADA-ES, Inc.
						                 Registrant

Date:  August 6, 2003                          /s/ Michael D. Durham
                                              ----------------------
                                                 Michael D. Durham
                                      President and Chief Executive Officer

Date:  August 6, 2003                          /s/ Mark H. McKinnies
                                              ----------------------
                                                 Mark H. McKinnies
                                             Chief Financial Officer