Form 10QSB
period 2003-09-30
ADA-ES INC
filed 2003-11-14
CIK 1223112

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

 ______ TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                        Commission File Number: 000-50216

                                     ADA-ES, INC.
         (Exact name of small business issuer as specified in its charter)

               Colorado                               84-1457385
(State of other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

               8100 SouthPark Way, B, Littleton, Colorado           80120
                 (Address of principal executive offices)         (Zip Code)

                               (303)734-1727
                        (Issuer's telephone number)

                               Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

	APPLICABLE ONLY TO CORPORATE ISSUERS:

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,582,230 Shares of Common Stock, no par value outstanding as of November 7, 2003.

Transitional Small Business Disclosure Format: Yes______; No __X_

-----------------------------------------------------------------------------

PART I
Item 1.	FINANCIAL STATEMENTS

                     ADA-ES, Inc. and Subsidiary
                        Consolidated Balance Sheet
                          September 30, 2003


                                                                UNAUDITED
			ASSETS
                                                       (amounts in thousands)
CURRENT ASSETS:
  Cash, and cash equivalents                                     $   785
  Trade receivables, net of allowance for doubtful
   accounts of $5 	                                           1,021
  Inventories                                                         82
  Prepaid expenses and other        	                            62
                                                                    ----
      Total current assets	                                     1,950

PROPERTY, PLANT AND EQUIPMENT, at cost	                         1,263
    Less accumulated depreciation and amortization                  (761)
                                                                   ------
          Net property and equipment        	                     502

GOODWILL, net of $1,556 in amortization                            2,024
INTANGIBLE ASSETS, net of $21 in amortization                        107
OTHER ASSETS                                                          17
                                                                  ------
TOTAL ASSETS       	                                         $ 4,600
	                         	                              ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                               $   291
  Note payable                                                       118
  Accrued expenses                                                   244
  Deferred revenues                                                  130
                                                                   -----
	Total current liabilities                                      783

LONG-TERM LIABILITIES:
  Notes payable - affiliate                                          300
  Notes payable - bank                                               522
  Other liabilities	                                             200

STOCKHOLDERS' EQUITY:
  Common stock no par value                                        4,461
  Accumulated deficit	                                          (1,666)
                                                                  ------
	Total stockholders' equity                                   2,795
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                 $ 4,600
                                                                  ======

See accompanying notes.

-----------------------------------------------------------------------------

                          ADA-ES, Inc. and Subsidiary
                     Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 2003 and 2002

                                                         UNAUDITED
                                                  2003             2002
                                     (amounts in thousands, except per share)
	                                    3 Mos.   9 Mos.    3 Mos.   9 Mos.
REVENUES:
     Flue gas conditioning                $  452    1,534       649    1,845
     Mercury emission control              1,018    2,552       730    1,794
     Combustion aids and other                44      300        61      235
                                           -----    -----     -----    -----
        Total revenues                     1,514    4,386     1,440    3,874

COST AND EXPENSES:
    Operating                                919    2,350       793    1,956
    General and administrative               467    1,563       451    1,362
    Research & development                    19      126        43      118
    Depreciation and amortization             35       91        30       87
                                           -----    -----     -----    -----
             Total expenses                1,440    4,130     1,317    3,523
                                           -----    -----     -----    -----
OPERATING INCOME                              74      256       123      351
OTHER INCOME (EXPENSE):
    Interest expense                          (6)      (7)       (3)     (25)
    Other, net                                 3      (12)        -        -
                                           -----    -----     -----    -----
     Total other income (expense)             (3)     (19)       (3)     (25)
                                            -----    -----     -----    -----
NET INCOME                                 $   71      237       120      326
                                           ======   ======    ======   ======
NET INCOME PER COMMON Share (as adjusted,
 Basic and Diluted):                       $  .02      .07       .04      .10
                                            =====    =====     =====    =====
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (adjusted):                    3,376    3,355     3,344    3,344
                                           ======   ======    ======   ======
---------------------------------------------------------------------------
                             ADA-ES, Inc. and Subsidiary
      Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                    Nine Months Ended September 30, 2003 and 2002

                                   (amounts in thousands)
                             Common Stock     Receivable  Accumulated
                            Shares  Amount   from Parent    Deficit    Total
                            ------  ------   -----------  ----------- ------
Balances, January 1, 2002       10  $5,326       $ (251)    $ (2,373) $2,702
 Cash distributions to Parent    -	   -	         (295)         -      (295)
 Stock issued by Parent for
  expenses                       -     -             65          -        65
 Net income for the period	   -     -             -           326     326
		                  ----  ------       ------      -------  ------
Balances, September 30, 2002    10  $5,326       $ (481)     $(2,047) $2,798
			            ====  ======	  ======      =======  ======

Balances, January 1, 2003       10  $5,326       $ (473)    $ (1,903) $2,950
 Cash distributions to and
  expenses paid for Parent       -      -	         (355)         -      (355)
 Stock issued by Parent for
  expenses                       -     -             20          -        20
 Stock option issued to third
  party for services             -      13           -           -        13
 Assumption of debt on spin-off  -     -         (1,280)         -    (1,280)
 Constructive dividend to Parent
  to complete spin-off        3,334  (2,088)       2,088         -        -
 Issuance of stock for cash     138   1,000           -          -     1,000
 Issuance of stock on conver-
  sion of debt                  100     210           -          -       210
 Net income for the period	   -       -            -         237      237
                              -----  ------       ------    -------   ------
Balances, September 30, 2003  3,582  $4,461       $   -   $  (1,666)  $2,795
			            =====  ======	  ======    =======   ======

See accompanying notes.

-----------------------------------------------------------------------------
                       ADA-ES, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002

                                                                UNAUDITED
                                                           2003         2002

                                                       (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   237     $   326
  Adjustments to reconcile net income to net cash
   used in operations:
  	Depreciation and amortization                           91          87
      Expenses paid with stock            		        33          65
  	Change in operating assets and liabilities  	      (204)       (398)
                                                           -----       -----
       Net cash provided by operating activities             157          80

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures		               	            (337)        (40)
                                                           -----       -----
	Net cash used by investing activities                 (337)        (40)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances and distributions to Parent                      (355)       (295)
  Net change resulting from spin-off                        (215)         -
  Proceeds from notes payable and convertible debenture    1,040         100
  Proceeds from sale of stock                              1,000          -
  Payments on assumed debt and notes payable              (1,040)       (100)
  Conversion of notes payable to stock                       212          -
                                                           -----       -----
	Net cash provided (used) by financing activities       642        (295)
                                                           -----       -----
Net increase (decrease) in cash and cash equivalents         462        (255)

Cash and cash equivalents at beginning of period             323         493
                                                           -----       -----
Cash and equivalents at end of period 			   $   785     $   238
                                                           =====       =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		                $    7     $    25
                                                           =====       =====
      Stock and options issued for services               $   33          65
                                                           =====       =====

See accompanying notes.

-----------------------------------------------------------------------------

                           ADA-ES, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Unaudited)
                                   September 30, 2003

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's 2002 Form 10SB, filed September 8, 2003, as amended.

(2) Stock Based Compensation
The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company's stock grants and options equals the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income per share would have been adjusted to the pro forma amounts indicated below:
                                              September 30,
                                          2003              2002
                                    ---------------------------------

 Net income as reported                $ 237,000         $326,000
   Add: stock based  compensation
    included in reported net income         -                 -
   Deduct: Stock-based compensation
    cost under SFAS 123                  (20,000)             -
                                    ---------------------------------
      Pro forma net income             $ 217,000         $326,000
                                    =================================

Pro forma basic and diluted net income per share:

Pro forma shares used in the
 calculation of pro forma net income
 per common share- basic and diluted   3,355,000        3,344,000

Reported net income per common share
 - basic and diluted                       $.07              $.10

Pro forma net income per common share
 - basic and diluted                       $.06              $.10


Pro forma information regarding net income is required by SFAS 123.
Options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the nine months ended September 30, 2003:

     Volatility                             0.4028
     Expected life of options (in years)        10
     Dividend Yield                           0.00%
     Risk free interest rate                  2.50%

(3)  Net Income Per Share and Weighted Average Shares Outstanding
The amounts shown have been adjusted to reflect the shares outstanding as if the spin-off from Earth Sciences, Inc. had occurred at the beginning of the period shown.

(4) Business Segment Information
The Company has three reportable segments: flue gas conditioning (FGC), mercury emission control (MEC) and combustion aids and consulting (CA). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are US companies.

                                      (amounts in thousands)
Three months ended September 30, 2003
------------------------------
                           FGC       MEC       CA         Total
Total revenue          $   452   $ 1,018   $   44      $  1,514
Segment profit (loss)  $   225   $   236   $  (46)     $    415

Nine months ended September 30, 2003
------------------------------
                           FGC       MEC       CA         Total
Total revenue          $ 1,534   $ 2,552   $  300      $  4,386
Segment profit (loss)  $   801   $   641   $  (65)     $  1,377

Three months ended September 30, 2002
------------------------------
                           FGC       MEC       CA         Total
Total revenue          $   649   $   730   $   61      $  1,440
Segment profit (loss)  $   367   $    82   $  (52)     $    397

Nine months ended September 30, 2002
------------------------------
                           FGC       MEC       CA         Total
Total revenue          $ 1,845   $ 1,794   $  235      $  3,874
Segment profit (loss)  $ 1,091   $   360   $ (251)     $  1,198

A reconciliation of reported total segment profit (loss) to Net Income for the periods shown above is as follows:
                                              (amounts in 000's)
                                           2003             2002
                                           ----             ----
                                      3 mos.  9 mos.   3 mos.  9 mos.
                                      ------  ------   ------  ------
Total segment profit                  $  415  $1,377   $  397  $1,198
Non-allocated general & admin expenses  (316) (1,030)    (244)   (760)
Depreciation and amortization            (35)    (91)     (30)    (87)
Interest and other expenses               (3)    (19)      (3)    (25)
                                        ----    ----     ----    ----
Net Income                            $   61  $  237   $  120  $  326
                                        ====    ====     ====    ====
-----------------------------------------------------------------------------

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included in our other filings with the Commission. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. Actual events or results - including predicted revenues and achievement of positive cash flow -- could differ materially from those discussed in the forward-looking statements as a result of various factors including but not limited to changing market demand for ADA-ES chemicals and systems and changes in technology, laws or regulations, demand for the company's securities, and other factors discussed in the company's filings with the U.S. Securities and Exchange Commission. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations.


  Liquidity and Capital Resources
In March 2003 ADA-ES and Earth Sciences, Inc. ("ESI") entered into an agreement (the Distribution Agreement) for the pro rata distribution of all the common stock of ADA-ES to the shareholders of ESI which was effective September 12, 2003 based on a record date of August 29, 2003 as determined by the ESI Board of Directors. The Distribution Agreement required certain allocations of cash and liabilities among ESI and ADA-ES prior to the distribution of the ADA-ES common stock. The spin-off took place on September 12, 2003 when ESI distributed approximately 3.3 million shares of the Company's common stock to its shareholders.

The Company had a positive working capital of $1,167,000 at 9/30/03. The amount represents an increase of $659,000 during the quarter. The increase is a result of (1)net income plus non-cash expenses, (2) the net effect of allocations related to the spin-off including the transfer of $100,000 to ESI, (3) the completion of an investment in the Company by Arch Coal, Inc. ("Arch"), (4) the net effect of borrowing $640,000 under a term loan with a bank and the subsequent pay-off of the indebtedness to Tectonic Construction after it converted $210,000 of amounts payable to it by the Company to common stock. These transactions are explained in greater detail below.

As required under the Distribution Agreement with ESI, in September 2003 the Company assumed notes payable to Tectonic Construction Co. totaling $1,150,000. Of that amount $300,000 was paid off with proceed of a convertible debenture sold to Arch in a like amount as noted below. Also in September, Tectonic converted $210,000 of the remaining debt into 100,000 shares of the Company's stock pursuant to the terms of the debt assumed from ESI. The remaining $640,000 was paid off in September with the proceeds from a term loan of the same amount. The Company also assumed other indebtedness from ESI in the amount of $130,000 related to a sabbatical policy adopted for ESI employees that was subsequently rescinded, which is expected to be paid off on a monthly basis over the next three years.

The Company executed a Securities Subscription and Investment Agreement with Arch in July 2003. Pursuant to the investment agreement, in September 2003 Arch purchased a $300,000 convertible debenture from the Company (the "Debenture"), with a term of five years that bears a variable interest rate, currently 6%, based upon the Wall Street Journal prime rate plus 1.75%. Interest accrues quarterly and is payable with principle at the end of term. The Debenture is convertible into shares of Common Stock of the Company after 2 years at the lower of a rate of $20, $30, and $40 per share in the 3rd, 4th and 5th years, or 150% of then current market price. The Debenture is convertible solely at the discretion of Arch. Collateral for the Debenture is the patent pending for the Company's ADA 249 product and the Company's interest in the agreement with Arch to jointly market the ADA 249 product. Arch also purchased 137,741 shares of the Company's Common stock, for an aggregate purchase price of $1 million or $7.26 per share. 37,741 shares of those issued will be placed in escrow and a portion those shares may be returned to the Company at the end of one year depending on the future market price for the Company's shares. If the market price per share for a 20-day period in the following year is above $15, then all the shares in escrow will be returned to the Company. At market prices per share between $9.08 and $15.00 per share a pro rata portion of the stock placed in escrow will be returned to the Company. If market prices above $9.08 per share are not reached for any 20-day period, all of the shares placed in escrow will be released to Arch. As a part of the purchase Arch was also granted an option to purchase 50,000 shares for $10.00 per share. The option expires in five years. Under the option, Arch may purchase one third of the shares after one year, another one third of the shares after a second year, and another one third of the shares after three years. Arch has agreed not to sell or solicit the sale of any of the shares issued in the above transactions for a one-year period. The Company has granted Arch certain "piggyback" rights in the event the Company registers certain other equity securities and certain demand registration rights as part of the transaction. A designee of Arch will be appointed a seat on the Company's Board of Directors and management of the Company has agreed in the future to nominate and to vote all proxies and other shares of stock in the Company which they are entitled to vote in favor of that designee so long as Arch holds no less 100,000 shares of the Company's common stock.

In September the Company borrowed $640,000 from the Colorado Business Bank ("CBB")in the form of a term loan with interest and principal payable in equal monthly installments of approximately $13,500 over a 4 and one-half year period. The interest on the term loan is a fixed 7.17% per annum. The proceeds from the loan were used to pay off the remaining balance of the Tectonic debt assumed from ESI as part of the spin-off.

Management believes that existing and expected improving working capital through continued and improved cash flow from ongoing operations, will be sufficient to meet the anticipated needs of the Company in 2003. There can be no assurances that the positive cash flow that has been achieved will continue.

The continuation of positive cash flow is dependent upon the continuation of chemical sales and operations of the flue gas conditioning (FGC) units currently in-place in Wisconsin, Louisiana and Iowa, each of which provide an average monthly cash flow of approximately $20,000. Unsatisfactory results, which could be caused by a combination or single factor such as changes in coal, mechanical difficulties, whether in the FGC unit or otherwise, and overall cost/benefit analysis, at any of those units may decrease or end the sale of chemicals for such units. The Company is also performing services under four DOE supported contracts, which overall are expected to produce an
estimated $3.1 million in revenues in 2003.   Of that amount approximately
18% represents cost share amounts from industry partners, and 37% represents reimbursement from DOE for costs that pass through the Company. Currently funding has been approved by the DOE for approximately $2.2 million of its share of those contracts. If further funding were not approved, the Company would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level.

The Company also has a $250,000 line-of-credit arrangement with CBB to help with its working capital needs. As of 9/30/03 no amounts were outstanding under the line.

Planned capital expenditures for ADA to sustain and improve ongoing operations for 2003 are estimated at $360,000. The Company expects to fund these requirements out of existing working capital.

Cash flow provided by operations totaled $157,000 for first nine months of 2003 compared to $80,000 for the same period in 2002. Cash flow from operations in 2002 was lower than anticipated as the result of significant payments received at the end of 2001 by one utility in advance of equipment installation and operation that would have otherwise been received in early 2002. The amount for 2003 resulted primarily from operating income plus non-cash charges for depreciation and amortization and changes in other assets and liabilities. Cash flow from investing activities for 2003 includes a use for capital expenditures of $337,000. Cash flow from investing activities for 2002 includes a use for capital expenditures of $40,000. Cash flow from financing activities for 2003 includes uses for advances and distributions to its parent company of $355,000, payments on debt assumed in the spin-off and notes payable of $1,040,00 and $215,000 resulting from the
net of the spin-off transactions.   Sources of cash flow from financing
activities in 2003 include $1,040,000 in proceeds from notes payable and the convertible debenture sold to Arch, $1,000,000 from stock sold to Arch and $210,000 from the conversion of a portion of the Tectonic debt assumed to stock. In 2002 cash flow from financing activities includes a use of $295,000 from distribution to the parent company and a $100,000 draw and repayment on the Company's line of credit.


Results of Operations
Revenues for the third quarter of 2003 totaled $1,514,000 versus $1,440,000 in 2002. Revenues for 2003 increased due primarily to increased sales in mercury emission control(MEC)of $288,000, net of decreases in flue gas conditioning(FGC) and combustion aids(CA) of $197,00 and $17,000, respectively. When added to increases realized in the first half of the year, total revenues for the first nine months in 2003 were $512,000 higher than for the same period last year. FGC sales in 2002 were higher than experienced thus far in 2003 because there have been no sales to two utilities that purchased chemicals on a temporary basis in 2002. Mercury emission control revenues for the first nine months of 2003 are $758,000 higher than the same period last year due to start-up of long-term testing in Alabama, increased work in mercury monitoring services and commencement of work for Presque Isle. Overall the Company expects revenues from mercury work will continue to increase in 2003 over that recognized in 2002. At present a majority of our mercury emission control work is funded by government contracts. The Company's charges under those government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. Audits for costs charged to those projects in 2000 and 2001 have been completed and claimed costs for 2002 computed in the same manner as agreed in the audits have been submitted, resulting in an increase in revenue recognized in the second quarter of 2003 of approximately $95,000. The Company continues to believe it has complied with all the requirements of the contracts and future adjustments, if any, will not be material. The Company has sold FGC chemicals and services to four utilities thus far in 2003.

Operating expenses increased by $126,000 and $394,000 for the three and nine months ended 9/30/03, respectively, as compared to the same periods in 2002. These increases are in line with the increased revenues recognized in those periods. ADA-ES experienced positive gross margins in both 2003 and 2002 (46% and 50%, respectively). The Company's continued future success will be dependent upon generating improved gross margins, which in turn are dependent upon increased sales and market penetration.

Research and development decreased by $24,000 for the quarter as compared to last year and was only $8,000 more for the nine months ended 9/30/03 as compared to the same periods in 2002. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be approximately $150,000 per year for the next several years.

General and administrative expenses increased by $16,000 to $467,000 in the third quarter of 2003 and $201,000 to $1,563,000 for the first nine months of 2003, all as compared to the same periods in 2002. The increases result primarily from increases in staff and our office space as the Company prepares for the anticipated growth in the mercury control market, other general increases in costs, such as insurance, and costs to comply with new internal control and reporting standards.

Our interest expense totaled approximately $7,000 for the first nine months of 2003 and $25,000 for the same period in 2002. The decrease in interest expense is due to improved cash flow that allowed the Company in the spring of 2002 to end an accounts receivable factoring arrangement. The new term loan and debenture sold to Arch are expected to increase annual interest expense to an estimated $60,000 in the next several years.

Critical Accounting Policies and Estimates
Significant estimates are used in preparation of the financial statements and include the Company's allowance for doubtful accounts, which is based on historical experience. However, a significant amount of the Company's accounts receivable ($281,000 at September 30, 2003) is from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. The Company has not experienced significant adjustments in the past, and as a result it is unlikely that a significant adjustment will be made in the future.
The Company uses its judgment to support the current fair value of goodwill and other intangible assets of $2.1 million on the consolidated balance sheet. Although the Company has had an independent valuation prepared, which supports its recorded value and, management believes the fair value of other recorded intangibles are not impaired, market demand for the Company's product and services could change in the future requiring a write-down in recorded values.


As with all estimates, the amounts described above are subject to change as additional information becomes available. The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost would be recognized for grants of options and warrants to employees if the exercise prices were not less than the fair value of the Company's common stock on the grant dates. The Company had no stock based compensation issued to employees during the quarters ended September 30, 2003 or 2002. However, had there been such issuances and had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans, the Company's net income and EPS would
have been reduced.   In accordance with SFAS 148, pro forma amounts would
have been included in this report to set forth the reduction.


Item 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company's disclosure controls and procedures which took place as of September 30, 2003, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

PART II.  OTHER INFORMATION
Item 2. Changes in Securities.
(c) On September 5, 2003, the Company issued 3,334,489 shares of its common stock to Earth Sciences, Inc. to facilitate the spin-off described above. No consideration was paid for such shares. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933.

On September 16, 2003, the Company sold 137,741 shares of its common stock and granted an option to purchase 50,000 shares of common stock to Arch Coal, Inc. for total consideration of $1,000,000 pursuant to a Securities Subscription and Investment Agreement dated July 7, 2003. 37,741 shares of those issued will be placed in escrow and a portion those shares may be returned to the Company at the end of one year depending on the future market price for the Company's shares. If the market price per share for a 20-day period in the following year is above $15, then all the shares in escrow will be returned to the Company. At market prices per share between $9.08 and $15.00 per share a pro rata portion of the stock placed in escrow will be returned to the Company. If market prices above $9.08 per share are not reached for any 20-day period, all of the shares placed in escrow will be released to Arch. As a part of the purchase Arch was also granted an option to purchase 50,000 shares for $10.00 per share. The option expires in five years. Under the option, Arch may purchase one third of the shares after one year, another one third of the shares after a second year, and another one third of the shares after three years. Arch has agreed not to sell or solicit the sale of any of the shares issued in the above transactions for a one-year period. Also pursuant to the investment agreement, on September 16, 2003 Arch purchased a $300,000 convertible debenture from the Company (the "Debenture"), with a term of five years that bears a variable interest rate, currently 6%, based upon the Wall Street Journal prime rate plus 1.75%. Interest accrues quarterly and is payable with principle at the end of term. The Debenture is convertible into shares of Common Stock of the Company after 2 years at the lower of a rate of $20, $30, and $40 per share in the 3rd, 4th and 5th years, or 150% of then current market price. The Debenture is convertible solely at the discretion of Arch. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933.

On September 22, 2003 the Company issued 100,000 shares of its common stock to Tectonic Construction Company upon conversion of $210,000 of indebtedness. The convertible debt and its conversion terms had been assumed from Earth Sciences, Inc. as part of the spin-off transaction. Mr. Robert H. Lowdermilk, a Director of the Company, is the president and principal shareholder of Tectonic. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -   31	Certification of Chief Executive and Chief
                        Financial Officer of Earth Sciences, Inc. Pursuant to 17 CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)

                  32	Certification Pursuant to 18 U.S.C. Section 1350

No other changes from Part III of Registrant's 2002 Form 10-SB, filed March 24, 2003, as amended.

(b)	Forms 8-K -  August 22, 2003 reporting Item 5. Other Events and
(c)	 Regulation FD Disclosures including as an exhibit the August 22,
2003 Press Release announcing EX DATE TO BE SET FOR EARTH SCIENCES
SHARES.


SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					       	          ADA-ES, Inc.
						                 Registrant

Date:  November 11, 2003                        /s/ Michael D. Durham
                                              ----------------------
                                                 Michael D. Durham
                                      President and Chief Executive Officer

Date:  November 11, 2003                        /s/ Mark H. McKinnies
                                              ----------------------
                                                 Mark H. McKinnies
                                             Chief Financial Officer