Form 10KSB
period 2003-12-31
ADA-ES INC
filed 2004-03-30
CIK 1223112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                        Commission File Number: 000-50216

                                  ADA-ES, Inc.
                                  ------------
                 (Name of small business issuer in its charter)

              Colorado                              84-1457385
              --------                              ----------
      (State of incorporation)           (IRS Employer Identification No.)

           8100 SouthPark Way, Unit B, Littleton, Colorado 80120-4525
           ----------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

        (Issuer's telephone number, including area code): (303) 734-1727

         Securities registered under Section 12(g) of the Exchange Act:

                                 Title of class
                           Common Stock, no par value
                           --------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.  $ 5,863,000

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 19, 2004 was $20,938,000.


Number of shares outstanding of registrant's Common Stock, no par value as of March 19, 2004 - 3,689,800.


DOCUMENTS INCORPORATED BY REFERENCE:
None


Transitional Small Business Disclosure Format:  Yes __ No  X

PART I

Item 1. Description of Business

This Annual Report may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933. In particular, such forward-looking statements may be found in this section under "Description of Business," and below in Item 6. under "Management's Discussion and Analysis or Plan of Operation ." Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Management's Discussion and Analysis or Plan of Operation."

(a) Business Development.
ADA-ES, Inc. ("ADA-ES" or "Registrant" or "Company", which term includes its wholly-owned subsidiary unless otherwise indicated) is an environmental technology and specialty chemicals company helping electric utility companies remain competitive while meeting environmental regulations. The major activities of the Company include the sale of flue gas conditioning ("FGC") and other chemicals and technologies for electric generating coal-fired boilers, and testing and services related to the emerging market for mercury emission control ("MEC") for such boilers. ADA-ES was incorporated under the laws of the State of Colorado in 1997 to serve as the holding company for ADA-ES, LLC. In May 1997, Earth Sciences, Inc. ("ESI" or "Earth Sciences") acquired a 51% equity position in ADA-ES, LLC through a combination of stock and cash. The acquisition agreement provided for payments of cash and notes and included an option for Earth Sciences to acquire the remaining equity interests in ADA-ES, LLC from the ADA-ES shareholders. In May 1998, Earth Sciences exercised that option, acquiring a 100% interest in ADA-ES, LLC by issuance of 1,716,000 shares of stock to the shareholders of ADA-ES in exchange for all their shares in ADA-ES. As of January 1, 2003, Earth Sciences transferred all of its ownership in ADA-ES, LLC into ADA-ES. In March 2003 ADA-ES and ESI entered into an agreement for the pro rata distribution of all the common stock of ADA-ES to the shareholders of ESI. The distribution occurred on September 12, 2003 based on a record date of August 29, 2003 as set by the ESI Board of Directors. The distribution resulted in ADA-ES being a separate company operated apart from ESI.

During 2003, ADA-ES (a) maintained its FGC business through continued chemical sales and service on four full-time units, one temporary unit and a government-funded research and development contract for development of new FGC products; (b) continued limited sales and further demonstrated a new anti-slagging product through a joint venture with Arch Coal, Inc. ("Arch") formed to co-market that product; and (c) substantially increased its MEC business through government and industry funded contract work including existing and new contracts and a growing number of commercial activities.

Thus far in 2004, ADA-ES is in the final phases of long-term testing of a mercury emission control system at the Southern Company's Gaston plant in Alabama under a contract awarded in the fall of 2002 and is actively making preparations to participate in (1) a new 5-year government- and industry-supported contract for permanent installation and evaluation of mercury removal and related activities at another utility, and (2) a new 3-year government and industry supported contract for testing of mercury emission control systems at four different plants. Through the co-marketing agreement with Arch, preparations are being made for a sixth utility demonstration of its new anti-slagging chemical. These activities and those in the preceding paragraph are described in the succeeding paragraphs below in Item 1(b).

ADA-ES currently has four operating FGC units at coal-fired utilities in Iowa, Louisiana, Oregon, and Wisconsin. Revenues from sales of equipment and chemicals to FGC customers in 2003 and other FGC contract work totaled $2,037,000. Assuming the continuation of the historical levels of FGC chemical purchases over the last four years by its existing customers, ADA-ES expects to recognize revenues of approximately $2.0 million in 2004 from sales to those customers. In addition, ADA-ES is in discussions with several utilities where it is believed that the use of its FGC can aid operations and expects to add one more FGC customer by 2005. There can be no assurances that either of those expectations will be met.

Early in 2000, ADA-ES received the signed Department of Energy ("DOE") cooperative agreement awarded to develop a broader spectrum of FGC chemicals (the "DOE FGC Contract") and commenced research activities thereunder. In the fall of 2000, ADA-ES received the award of an additional DOE cooperative agreement to test mercury control technology (the "DOE Mercury Contract") totaling up to $6.8 million over the life of the contract, which amount includes industry cost-share, and commenced research activities thereunder. In the fall of 2002 ADA-ES received the award of a further DOE cooperative agreement and commenced activities thereunder for the long-term test of mercury control technology totaling $2.4 million, which amount includes industry cost share. During 2003 ADA-ES commenced limited work on the permanent installation, testing and related activities of a mercury control system for We Energies Presque Isle plant in northern Michigan. The contract for that work is expected to be signed soon and will cover $10 million of work over a 5-year period. In the fall of 2003 ADA-ES received the award of a further DOE cooperative agreement and commenced activities thereunder for the testing of mercury control technology at four plant sites over the next 3 years totaling $8.8 million, which amount includes industry cost share. Revenues recognized in 2003 from these government/industry contracts totaled $2.7 million. ADA-ES retains the right to commercialize any products developed under the activities of these contracts. Assuming continued funding, ADA-ES expects to recognize revenues of approximately $4.8 million from these contracts in 2004. The government commits funds for these contracts on an annual basis and although continued funding under the awarded contracts is considered highly probable, there can be no assurances that the government will continue to approve such funding in its future budgets.

In July 2001, ADA-ES entered an agreement with Arch, the second largest U.S. coal producer, to jointly market ADA-249 to cyclone-fired power plants. The agreement was modified and restated as of January 1, 2002. ADA-249 has been demonstrated to improve the combustion performance of cost-efficient, low-sulfur coals from the Powder River Basin (PRB) in cyclone boilers. When added prior to combustion, this patent-pending product increases PRB coal's burning efficiency, allowing it to perform more like bituminous coal. Utility companies using ADA-249 may thus realize significant savings from reduced fuel costs, enhanced operational flexibility and improved marketability of combustion byproducts. Continuous feeding at one small unit, seasonal feeding at another unit and demonstrations at three utilities took place during 2003 with positive results. A larger scale test where ADA-249 will be blended with coal from Arch is scheduled for the first quarter of 2004. We expect to add at least one continuous user of ADA-249 in 2004. However, the election to install a system for addition of ADA-249 and use it on a continuous basis is complex and involves fuel buying and plant operating decisions, and there can be no assurances that such expectation will be met.

The Spin-Off
In March 2003, ESI and ADA-ES entered into an agreement to provide for the distribution of the ADA-ES stock to the shareholders of ESI. In an effort to maximize stockholder value, the ESI Board of Directors decided to separate its significant operations into two separate businesses. Since ESI no longer produces the chemicals needed for the ADA-ES proprietary environmental products, there is no longer a necessary business connection between the two companies. The separation allows ESI to focus on its mineral exploration business, while ADA-ES focuses on its environmental technology/specialty chemical business. The distribution has resulted in two independent public companies.

The separation of the two businesses was accomplished through a spin-off of ADA-ES, Inc. In the spin-off, 100% of the outstanding shares of ADA-ES common stock held by ESI were distributed to the ESI shareholders on September 12, 2003. In the distribution, the ESI shareholders received one share of ADA-ES common stock for every ten shares of ESI common stock they held on the close of business on August 29,2003, the record date for the spin-off.

Sale of Stock and Debenture to Arch Coal, Inc.
The Company executed a Securities Subscription and Investment Agreement with Arch Coal, Inc. ("Arch") in July 2003. The agreement provided for an investment by Arch, which was subject to completion of the spin-off and certain other conditions precedent, and could have been rescinded if the spin-off did not occur.

Pursuant to the investment agreement, Arch purchased, in September 2003, a $300,000 convertible debenture from the Company (the "Debenture"), with a term of five years that bears a variable interest rate, currently 6%, based upon the Wall Street Journal prime rate plus 1.75%. Interest accrues quarterly and is payable with principle at the end of term. The Debenture is convertible into shares of Common Stock of the Company after 2 years at the lower of a rate of $20, $30, and $40 per share in the 3rd, 4th and 5th years, or 150% of the then current market price. The Debenture is convertible solely at the discretion of Arch. Collateral for the Debenture is the patent pending for the Company's ADA-249 product and the Company's interest in the agreement with Arch to jointly market the ADA-249 product discussed below under the heading "ADA-249."

In addition to the Debenture, and pursuant to the investment agreement, Arch also purchased in September 2003, 137,741 shares of the Company's common stock, for an aggregate purchase price of $1 million or $7.26 per share. The price per share paid and the number of shares issued was based on a formula of ten times 200% of the 20 day average price of the Earth Sciences common stock before closing or $10 per share whatever was less. Of those issued, 37,741 shares have been placed in escrow and a portion of those shares may be returned to the Company at the end of one year depending on the future market price for the Company's shares. If the market price per share for a 20-day period in the following year is above $15, then all the shares in escrow will be returned to the Company. At market prices per share between $9.08 and $15.00 per share a pro rata portion of the stock placed in escrow will be returned to the Company. If market prices above $9.08 per share are not reached for any 20-day period, all of the shares placed in escrow will be released to Arch. As a part of the purchase Arch was also granted an option to purchase 50,000 shares for $10.00 per share. The option expires in five years. Under the option, Arch may purchase one third of the shares after one year, another one third of the shares after a second year, and another one third of the shares after three years.

Arch has agreed not to sell or solicit the sale of any of the shares issued in the above transactions for a one-year period. The Company has granted Arch certain "piggyback" rights in the event the Company registers certain other equity securities and certain demand registration rights as part of the transaction. A designee of Arch has been appointed a seat on the Company's Board of Directors and management of the Company has agreed in the future to nominate and to vote all proxies and other shares of stock in the Company which they are entitled to vote in favor of that designee so long as Arch holds no less 100,000 shares of the Company's common stock. Assuming (1) any shares placed in escrow are released to Arch, (2) Arch converts the Debenture at a rate of $10.65 per share (150% of the market price at 12/31/03), and (3) Arch exercises its option to purchase 50,000 shares, Arch would own a total of 215,910 shares or approx. 5.9% of all outstanding shares of the Company.

(b) Business of Issuer.

BUSINESS
Market for Our Products and Services
The primary drivers for many of our services are new environmental regulations and the deregulation of the utility industry. Environmental regulations, such as the 1990 Clean Air Act Amendments, various State regulations and permitting requirements for new plants, are requiring utilities to reduce emission of pollutants, such as sulfur dioxide and nitrogen dioxide, and toxic particles. The Environmental Protection Agency and numerous state regulatory bodies are developing regulations that are expected to require large mercury reductions at the nation's 1,100-plus coal units by 2008. Early DOE studies indicate that the cost to control these emissions will be $2-$5 billion annually. We are positioning ourselves to be a key supplier of services to the market that is anticipated to be established by these regulations. The markets that will be affected by new regulations are the same ones that we currently operate within. In addition, the systems and products that are required for mercury controls fit well with our existing products and capabilities.

In addition to environmental regulations, the coal burning electric power generation industry is also impacted by the ongoing deregulation of the utility business. Historically, public utilities have been able to pass capital and operating costs onto customers through rate adjustments. However with deregulation, utility companies face competitive challenges requiring them to better control capital spending and operating costs. These changes increase the need for cost-effective retrofit technologies that can be used to enhance existing plant equipment to meet the more stringent emission limits while burning less expensive coals. We have entered this market with (1)our proprietary non-toxic chemical conditioner that offers both technical and economic advantages over the hazardous chemicals that have been in use, (2) mercury control technology that has been demonstrated to effectively reduce mercury emission over a broad range of plant configurations and coal types, and
(3) products, such as ADA-249, that provide utilities flexibility in choosing the fuel they plan to burn.

In the unprecedented event that existing and expected environmental laws were rescinded or substantially changed, our business would be adversely affected by declining demand for such products and services. Demand for the Company's FGC and ADA-249 products is primarily two-fold. Customers purchase these products to mitigate operating problems and/or to help comply with environmental regulations such as the Clean Air Act Amendments of 1990. Although the Company's existing customers and those expected in the near-term are believed to desire the Company's products for mitigation of operating problems, we would anticipate that any softening of existing air pollution control requirements would slow expected growth for these products. Demand for the Company's mercury emission control technology is being driven almost exclusively by legislation requiring such control. Although several states have passed, or are expected to pass, legislation requiring such control (Connecticut, Massachusetts, New Hampshire, New Jersey, North Carolina and Wisconsin), federal legislation mandating mercury control is expected to be debated this year as part of EPA's Proposed National Emission Standards for Hazardous Air Pollutants (proposed rule published in the Federal Register 1/30/04). EPA has stated in the rulemaking activity that it intends to require reduction in the emission of mercury. Delays in, or derailment of, the passage of federal mercury control legislation will significantly impede the expected growth of the Company.

The environmental technology/specialty chemicals industry is generally subject to seasonal trends. These trends reflect the general pattern of electricity use and generation, which typically peak during the spring and summer months and decline from October through March. Our quarterly results can be expected to fluctuate in the future, reflecting this seasonality. These and other factors may make it difficult to predict our results of operations. If our results of operations do not meet the expectations of our stockholders and financial analysts, then our common stock price may be adversely impacted.

Government and Industry Supported Contracts
In 2003, 2002 and 2001, 45%, 47% and 46%, respectively of the Company's revenues were derived from or related to DOE and industry-supported programs. Our revenues from government and industry-supported contracts would be adversely impacted by any material decrease in funding for the projects in which we are involved. In addition, we look to the DOE funding as a significant means to further develop our technology and intellectual property in the area of mercury emissions control covered by that funding. Any material decrease in funding for the projects in which we are involved would hamper the development of our technology and intellectual property as it does not appear that we could currently fund the same level of development work apart from the support provided by DOE and industry.

The DOE issues solicitations from time to time for various development and demonstration projects. The DOE solicitations range in subject matter, and the Company submits bids for topics that fit the Company's mission and strategic plan. The bids involve a proposed statement of work, and contracts are negotiated with successful bidders to perform the specified work. The contracts with the DOE are known as Cooperative Agreements and are considered financial assistance awards. The Company currently has three such agreements. Generally, the agreements cover the development and/or demonstration of air pollution control technologies for coal-fired power generating plants. Our agreements cover the testing of mercury control systems at power plants. The work may involve designing and fabricating equipment, installing the equipment at power plants, testing the equipment, preparing economic studies, and preparing various reports. The deliverables required by the agreements include various technical and financial reports that are submitted by the Company on a prescribed schedule. The agreements require that the negotiated scope of work be performed, which includes testing/demonstrating various air pollution control technologies. The agreements with the DOE provide that any intellectual property that results from the work become the property of the Company.

The agreements with DOE generally require industry cost share, which is considered a key component to the viability of the project and which may take the form of cash contributions and/or in-kind contributions of material and services. The cost share percentages on the mercury projects in which we are involved range from 32% to 50%. Typically, the utility host site for the demonstration project provides a considerable amount of the cost share with other interested industry partners also providing funding, either individually or through EPRI (the Electric Power Research Institute). To the extent that the required cost share is not provided by industry partners or EPRI, ADA-ES provides the balance by reducing the revenues it would otherwise recognize on the work performed. We expect the power industry's interest in these and future projects to continue and grow as the nation moves closer to enactment of mercury control regulations.

Key Business Relationships
We have developed key industry relationships with companies much larger than ourselves (e.g. NORIT Americas, Inc., ALSTOM Power, Inc., and Arch Coal, Inc.). Subject to the terms of those agreements, the relationships may be terminated by the passage of time, through notification from the other party or failure of the Company to obtain a certain market share of activated carbon sales. Those relationships are expected to bolster the premier position we believe we hold that will allow participation in the large market projected to emerge from the anticipated forthcoming regulations to limit mercury emissions from coal burning power plants. The loss of those key relationships would impede our ability to secure the highest achievable amount of business from that emerging mercury control market. (See the discussion below under the caption "ADA-249" and "Commercial Mercury Emissions Control.)

ADA-ES' Technology and Services - FGC
We have developed a technology for conditioning flue gas streams from combustion sources that allows existing air pollution control devices to operate more efficiently. Through various suppliers and contractors, we may manufacture engineered units for each individual application. The units mix, pump and monitor the feed of proprietary chemical blends. The chemical blends are applied to the flue gas streams by a pressurized system of specially designed lances and nozzles. Such treatment of the flue gas stream alters the physical properties of the fly ash particles contained therein primarily by decreasing particle resistivity. This alteration allows the existing electrostatic precipitator ("ESP") to more effectively collect such fly ash particles that would otherwise escape into the atmosphere. ADA-ES' technology also has application in the cement and petroleum refining industries where particulate emissions are being or need to be controlled. The non-utility markets are not being aggressively pursued since the profit margin potential for such customers is considered to be less since chemical usage is lower.

DOE FGC Contract
In September 1999, ADA-ES was awarded a $1 million DOE cooperative agreement to develop an expanded line of flue gas conditioning agents. This project was initiated in January 2000 with an objective of developing a new family of flue gas conditioning products. These products are targeted for use at coal-fired power stations that are equipped with older and smaller cold-side electrostatic precipitators. Efforts during the first year helped to establish laboratory methodologies for evaluating trial formulations of chemical additives, preparing and evaluating trial quantities of additives, and beginning full-scale field trials of the most promising formulations. Three of the best performing conditioning agents were tested at full scale at the City of Ames power plant, and one showed improved performance when compared to the product currently being used at the plant. Refinements were made to the conditioning agents during 2001 and field trials began late in the year at a PacifiCorp plant. The testing at PacifiCorp was successfully completed during 2002 showing opacity reductions. In addition, no detrimental impacts on ash quality were observed. A third test series was begun later in the year at the AEP Conesville Plant. Initial results showed positive performance of the product in terms of opacity reductions. The testing continued during 2003. A final series of tests were completed at the We Energies Presque Isle plant in 2003 and the cooperative agreement with DOE was completed late in the year. Commercial flue gas conditioning products may result from this work that will serve a new market segment of power plants for ADA-ES. Under terms of the cooperative agreement with the Department of Energy, ADA-ES will own the proprietary rights to any commercial products that are developed as a result of this work. ADA-ES has provided the 20% cost share for this project.

ADA-249
In 2000, we introduced a new specialty chemical, ADA-249, a product designed to save utility companies with cyclone furnaces significant costs each year through reduced fuel costs, enhanced operational flexibility and improved marketability of combustion by-products. Cyclone furnaces were designed as an efficient, compact way to burn high-ash, high-sulfur coals to produce steam for power generation. The coals for which these units were designed typically produce a thick molten slag layer on the walls of each cyclone barrel. The slag coating catches the incoming coal and holds it until combustion is completed. When switching to Powder River Basin ("PRB") coal, however, the slag layer is usually too thin and watery to capture the coal, so the coal must burn in flight. Even though PRB coal burns faster than bituminous coal, there is just not enough time for combustion to be completed within the main furnace firebox. The result is usually unacceptable amounts of unburned carbon in the flyash as well as increased ash deposition, increased air emissions, and an unfavorable unit heat rate. Another problem with PRB coal slag in a cyclone furnace is that it solidifies (freezes) abruptly during low-load operation when the cyclone temperature drops.

Since these boilers rely on keeping the slag molten all the way to the slag tap (a drain on the furnace floor) in order to operate, the freezing problem can cause unplanned shutdowns and lost revenues. In order to keep the PRB coal slag molten, these units must be operated at high loads even during periods of low demand, which adversely affects power revenues. Finally, bottom ash is a more valuable commodity for sale to ash brokers than flyash. Many cyclone boilers that have converted to PRB coal have lost significant revenues from ash sales compared to the old days of burning high-ash coals.

ADA-249 is a patent-pending product designed to modify slag viscosity. ADA-249 is a blend of iron oxides, mineralizers, and flow enhancers, that is added to the PRB coal prior to combustion in order to create the proper slag layer for combustion within the cyclone barrel. In application at the utility, ADA-249 is conveyed mechanically from a supply delivered via dump truck to a hopper. From there ADA-249 is fed by screw and belt conveyors to the coal feeders. The addition of ADA-249 to the coal results in more coal burning in the cyclone, less carbon in the flyash, better precipitator performance, reliable slag tapping, and more bottom ash to sell. We design and sell the delivery system and the continuing supply of chemical.

In May 2001, we entered into an agreement with Arch Coal Inc., the second largest U.S. coal producer, to jointly market ADA-249 to cyclone-fired power plants. The agreement was modified and restated as of January 1, 2002. Pursuant to the agreement, the Company has granted a non-exclusive, non-transferable license to the joint venture ("JV") to use ADA-249 in connection with the JV activities. The JV is controlled by a five-member management committee, three of whose members are selected by Arch and the remaining members by the Company. The JV will pay the Company from the commercial price less a discount of approximately $15 per ton for all ADA-249 material supplied and commercial rates for any technical services. The Company and Arch each will bear their own costs and expenses related to any ADA-249 marketing efforts. Arch will fund the JV activities, including equipment needs and will retain any net profits. Either party may terminate the JV upon 60-days written notice after non-approval of the annually required business plan.

Together, we and Arch anticipate providing to Arch customers a long-term package of PRB coal, the ADA-249 chemical and, if needed, the required injection equipment. This package is intended to enable boiler operators to achieve the benefits of the ADA-249 fuel additive without making a significant capital investment. The companies will also handle the logistics of supply and system maintenance. During 2003, in addition to continual sales to one customer and seasonal sales to another, (the revenues from whom amounted to less than 10% of the Company's total revenues), ADA-249 was demonstrated at three sites, for which we are in various stages of negotiation to supply ADA-249 on a continual basis. The DOE does not participate with the Company in any of its activities related to ADA-249.

DOE Mercury Contract
ADA-ES began work on a cooperative agreement with the Department of Energy in October, 2000 to demonstrate full-scale mercury control systems at coal-fired power plants. During the three-year, $6.8 million project, integrated control systems were installed and tested at four power plants. The mercury control system involves injecting powdered activated carbon (PAC) into the power plant flue gas where it ties up the mercury. The existing particle control equipment at the power plant then collects the PAC. ADA-ES was responsible for managing the project including engineering, testing, economic analysis, and information dissemination functions. Power generating companies that entered into contracts with ADA-ES are Alabama Power Company, We Energies, and PG&E National Energy Group. During 2001 ADA-ES completed demonstration tests at two of the plants, and the remaining two plants were tested during 2002. The first test site was Alabama Power's Gaston plant, which uses fabric filters to reduce particulate matter emissions. Tests using PAC at this site showed that 80-85 percent of the mercury was removed, with as much as 90 percent being removed at the highest performing periods during two weeks of testing. The We Energies Pleasant Prairie Power Plant was the second site to be tested. This site is equipped with electrostatic precipitators for particle collection. Mercury-removal rates at this site using PAC ranged from 40 to 60 percent, with short-term peak removal rates being 60-70 percent. Testing at the PG&E Brayton Point Station showed that mercury removals of 90 percent could be achieved using PAC. Test data from Salem Harbor were still being evaluated at the end of 2003 and were not available for release. The Cooperative Agreement with DOE is scheduled to be completed in mid-2004. Overall industry cost share on this project is 33% and ADA-ES has provided cost share of approximately 13% of the total project.

DOE Long-Term Test of Mercury Controls
ADA-ES was awarded a $2.4 million cooperative agreement from the Department of Energy in September 2002 to install a mercury control system and evaluate its operation over an extended period of time. The project location is Alabama Power Company's Plant Gaston where PAC has been injected into the flue gas stream between an existing electrostatic precipitator and COHPAC baghouse. A limited test of this configuration was performed under the DOE project described above with good results. The extended test will mature the technology and provide information that is needed to assure reliable long-term continuous operation in these systems. Work on the project in 2003 involved installation and several test regimes. Further testing and final reporting on results of the project is expected in mid-2004. Overall industry cost share on this project is 43% and ADA-ES has provided cost share of approximately 18% of the total project.

CCPI Program at We Energies
The Company has been selected to provide mercury control technology and services for a major project at the We Energies Presque Isle Power Plant. The U.S. Department of Energy announced in January 2003 that it will award a grant to We Energies, located in Milwaukee, Wis., to demonstrate an integrated mercury and particulate matter emissions control system on three generating units at the facility located in Marquette, Mich. The demonstration project, named TOXECON, will also investigate the capabilities of the proposed system to control sulfur dioxide and nitrogen oxide emissions. The primary attribute of TOXECON, an EPRI (Electric Power Research Institute) patented process, is that it potentially represents the best option for control of greater than 80 percent of mercury from coal-fired plants. TOXECON may also prove to be the primary mercury control choice for western coals, and the only choice for units with hot-side electrostatic precipitators. TOXECON will make use of only one "baghouse," or emissions collection structure, for three small boilers, increasing the cost-effectiveness of the integrated system. TOXECON would also allow for separate treatment or disposal of the ash collected in the primary particulate control device, and would be applicable to a significant number of existing coal-fired plants in the U.S. Specific objectives of the project are to achieve at least 90 percent mercury removal; determine viability of sorbent injection for up to 70 percent sulfur dioxide control; minimize waste disposal with a target of 100 percent utilization; and recover at least 90 percent of the mercury captured in the ash. DOE will provide $25 million of the project's $50 million total cost. We Energies will host the project as well as serve as the prime contractor with the DOE. The Company is expected to provide on-site engineering support, mercury control and measurement technologies, and project reporting services under a $10 million contract with We Energies. Cummins & Barnard will provide design construction management resources to the project. The formal contract is expected to be executed in the first quarter of 2004. Overall industry cost share on this project is 50% and ADA-ES is not providing any cost share to the total project.

Work under the contract will cover five phases over a five-year period , with design and construction expected to begin during 2004. As a result of the project, it's expected that there will be (i) a significant reduction in the rate of air emissions from the Presque Isle units and (ii) mercury control retrofit technologies and emissions control improvements applicable throughout the U.S.

CCPI Program at Sunflower, AEP, Ameren UE and Ontario Power
During 2003 the Company was awarded an $8.8 million cooperative agreement with the U.S. Department of Energy's National Energy Technology Laboratory (DOE/NETL). The agreement is to perform longer-term sorbent-based mercury control technology testing for coal-fired power plants. The project will be executed together with ADA-ES' partner, ALSTOM Environmental Control Systems ("ALSTOM"), one of the largest suppliers of air pollution control equipment to power plants in North America. The program will be carried out over 3 years.

Under the new program, ADA-ES and ALSTOM will test the mercury control technology for much longer periods of time at four power plants. These will cover a combination of coals and pollution control equipment configurations typically used in over 900 plants, and more than 75% of the U.S. coal-fired generating capacity. ADA-ES and ALSTOM will be working in partnership with Sunflower Electric, American Electric Power, AmerenUE, and Ontario Power, which are providing host sites. These companies, along with EPRI and ADA-ES, are contributing $2.8 million in cash and cost share to the project. The DOE will contribute $6 million of the $8.8 million in funding for the project. Overall industry cost share on this project is 32% and ADA-ES has provided cost share of approximately 16% of the total project.

The four new test sites were specifically selected to provide key operating data that will be complementary to our earlier demonstrations. The data from this program should generate widespread interest in the power industry, and these tests should significantly improve our ability to provide effective and reliable mercury control systems that minimize the costs and impact on power generation. Over the 3-year period, ADA-ES expects to recognize $7.4 million in revenue from the project. Two sites are expected to be tested during 2004.

The project is expected to help promote the marketing arrangement between ADA-ES and ALSTOM, discussed below, as the premier integrated solutions provider for the control of mercury emissions from coal-fired power plants.

Commercial Mercury Emissions Control
In December 2002 we entered into an exclusive relationship with ALSTOM Environmental Control Systems ("ALSTOM"), the largest supplier of equipment to power plants in North America, to market systems for mercury removal from power plants and other facilities. In response to pending State and Federal legislation for mercury emission control, ALSTOM and ADA-ES intend to provide overall turnkey solutions for mercury control including guaranteed performance. Such solutions may include all equipment required including carbon storage and injection equipment, particulate collection equipment or redesign/rebuild/conversion of existing equipment, monitoring equipment, and even guaranteed supply of powdered activated carbon (PAC). The partnership will focus on providing the required equipment and modifications to achieve up to 90% removal of mercury meeting all applicable standards. The partnership will combine our leading technology position in PAC-based mercury removal, acquired through our years of development including the DOE sponsored projects, with ALSTOM's technology in particulate collection (Electrostatic Precipitators and Fabric Filters) and ALSTOM's experience in mercury removal in the waste-to-energy business.

Under the terms of the agreement with ALSTOM:
     o    the parties will jointly develop marketing plans and sales objectives;
     o the parties will grant one another exclusive marketing licenses to exploit their respective intellectual property for mercury emission control;
     o the parties will grant one another limited, royalty-free licenses to use their respective intellectual property for mercury emission control;
     o the parties will make joint commercial offerings for mercury emission control;
     o ADA-ES and ALSTOM will each pay for their respective costs of marketing and development of their mercury control technologies; and
     o the agreement may be terminated by mutual agreement of ADA-ES and ALSTOM, for an uncured breach of a material provision, and/or after one year upon three months written notice to the other party.

In 2001 Earth Sciences and NORIT Americas Inc. ("NORIT") entered into a Market Development Agreement to jointly pursue the market for equipment and sorbents to remove mercury from coal-fired boilers. Earth Sciences has assigned all of its rights under that agreement to us as part of the distribution agreement with the consent of NORIT. The agreement joins us with NORIT, the country's leading supplier of powdered activated carbon. The goal of the agreement is to jointly develop mercury control sorbents designed to maximize removal efficiency and minimize costs. NORIT provides PAC and dosing systems for removing mercury from flue gas generated from the combustion of municipal and medical solid waste and hazardous waste. The agreement provides a long-term means for both us and NORIT to benefit from potential sales of equipment and to participate in the development of sorbents for this emerging mercury control market.

Under the terms of the agreement with NORIT:
     o    the target market is defined as North American coal-fired utilities;
     o    ADA-ES is responsible for
          o sorbent identification, technical and economic ranking and demonstration testing
          o    market development and sales coverage
          o equipment contract negotiation, project execution and installation supervision
     o NORIT is responsible for manufacture and/or supply of sorbents and the equipment dosing systems;
     o subject to performance requirements, ADA-ES will represent NORIT exclusively in the defined market;
     o in order for ADA-ES to maintain its exclusive representation of NORIT, at least 50% of the market users during the 2004 to 2007 period must be supplied by NORIT, in periods beyond those dates, annual minimum sales targets will be mutually agreed upon;
     o for NORIT to maintain exclusivity, it must supply sorbents at prices and in quantities to meet the market demand and the ADA-ES sales targets;
     o ADA-ES will earn a commission of 10% on sorbent sales and 5% on equipment sales, which commissions continue even if ADA-ES fails to maintain its exclusivity through failure to meet its performance requirements; and
     o the parties agree to renew or renegotiate the agreement in good faith during the period when regulations requiring mercury emission controls are being reviewed which the parties estimate will be in mid-2005.

Other Consulting Services
ADA-ES also offers consulting services to assist utilities in planning and implementing strategies to meet new government emission standards requiring reductions in both sulfur dioxide and nitrogen dioxide. ADA-ES is also developing and testing new chemical blends expected to aid coal-burning utilities in the variety of problems that may be encountered in switching to lower cost coals.

Competition
Our primary competition is the conventional FGC technology using either sulfur trioxide or a combination of sulfur trioxide and ammonia. This technology has been available commercially since the 1970's and is offered by Chemithon

Engineers Ltd., Wahlco, Inc. and Benetech in a variety of forms. Conditioning of fly ash by injecting small amounts of sulfur trioxide into the flue gas is a well-proven technique for improving performance of the ESP. Such sulfur trioxide conditioning loses its effectiveness in application with temperatures over 350 degrees F. The capital costs of conventional FGC technology are in excess of $1 million. Injection of water mist into the flue gas stream is also a known technique for improving performance of the ESP in certain applications and is offered by EnviroCare, Inc. The capital cost of a water injection system are typically $200-300,000. A typical ADA-ES system can cost between $300,000-600,000. The Company has also introduced a product shown to be effective in the 300-750 degree range that is suitable for intermittent application and can augment a sulfur trioxide system and help to avoid use of ammonia. The competitive advantages of our FGC technology include an effective temperature range of 300 degrees F to 900 degrees F; a simple injection system; a non-toxic conditioner that will not become a secondary pollutant; and chemicals that are safer and easier to handle on site. The variety of products in the industry to aid ESP performance primarily compete on the basis of performance and price. The Company usually arranges for a full-scale demonstration of its products to its potential customers prior to selling its systems and chemicals for use on a continual basis.

There are no major barriers to entry of our products in the market, however, utility companies are generally slow to embrace new technologies when they perceive any potential for disruption in the production of electricity. The market for ADA-249 is just starting to emerge and no significant competition yet exists. The market for mercury emission control of coal-fired utilities is considered an emerging industry driven by regulations that are expected to be promulgated by the U.S. EPA, state legislatures and/ or the U.S. Congress. See the discussion above under the caption "Market for Our Products and Services."

Patents
We have received five patents related to different aspects of our technology. The Company's patents have terms of 20 years measured from the application date, the earliest of which was in 1995. The patent related to ADA-249 has been approved for issuance and the related fee has been paid. We expect issuance of that patent in the near future. The application for the ADA-249 patent was filed in 2000. We continue to improve our products, and patents applications for additional products have been submitted. Although important to protect our continuing business, we do not consider any of such patents to be critical to the ongoing conduct of our business.

Supply of Chemical for Our Customers
We typically negotiate blending contracts that include secrecy agreements with chemical suppliers located near major customers. These arrangements minimize transportation costs while assuring continuous supply of ADA-ES proprietary chemical blends. Such arrangements have been in place since the spring of 1999 and are generally renewed on an annual basis.

Raw Materials
We purchase equipment from a variety of vendors for the engineered units we manufacture. Such equipment is available from numerous sources. We purchase our proprietary chemicals through negotiated blending contracts with chemical suppliers generally located near each major customer. The chemicals used are readily available, and several such chemical suppliers can perform to our requirements.

Seasonality of Activities
The sale of FGC chemicals is dependent on the operations of the utilities to which such chemicals are provided. Our FGC customers routinely schedule maintenance outages in the spring of each year. During the period of such outages, which may range from two weeks to over a month, no FGC chemicals are used and purchases from us are correspondingly reduced.

Dependence on Major Customers
In 2003 we supplied chemical, equipment and services to 5 FGC customers. We recognized 12% of our revenue from MidAmerican Energy Co. in Iowa, 8% from Alliant Power in Wisconsin, and 11% from Cleco Utility Group, Inc. in Louisiana. ADA-ES' own sales staff markets our technology through trade shows, mailings and direct contact with potential customers. During 2003 we recognized 45% of our revenue from services provided under contracts to the U.S. government as discussed above under Government and Industry Supported Contracts. (See also Notes 4 and 8 to the Consolidated Financial Statement included elsewhere in this report).

Research and Development Activities
The Company is involved in several R&D contracts funded by DOE and industry groups primarily directed toward the control of mercury emissions. The Company cost shares in many of those contracts. For 2003 we estimate that our direct cost share of R&D in our contracts amounted to approximately $250,000. In addition, we spent approximately $170,000 and $93,000 directly on research and development activities related to further development of our technology during 2003 and 2002, respectively.

Employees
As of December 31, 2003 we employed a total of 21 full-time personnel. Included in this number are 18 people employed at our offices in Littleton, Colorado and 3 in Alabama. In addition, other personnel were employed on a contract basis for specific project tasks.

Item 2. Description of Property.

Office Lease
ADA-ES leases approx. 12,000 square feet of combined office and warehouse space in Littleton, Colorado a suburb of Denver. The term of the lease runs through 2009 and the lease agreement has an option to extend the term. We believe the facilities are sufficient for our needs in to the foreseeable future. We do not own any real property, but lease all of our office facilities. Annual lease costs on this space amount to approximately $100,000.

Item 3. Legal Proceedings.

Registrant knows of no reportable pending legal matters involving Registrant or its subsidiary.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Market Information.
Registrant's common stock currently trades on the OTCBB market under the symbol ADES. Trading commenced on October 22, 2003 after the spin off from ESI noted above. For the period from October 22, 2003 through December 31, 2003, the Company's common stock traded in the price ranges of $3.00 to $7.50 (high and low closing prices). The price range shown is based on OTCBB quotations. The sale prices may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

(b) Holders.
The number of record holders of common stock, one-cent par value, of Registrant as of March 14, 2003 was approximately 1,735; the approximate number of beneficial shareholders is estimated at 8,000.

(c) Dividends.
Registrant has not paid dividends since its inception and there are no plans for paying dividends in the foreseeable future. The provisions of the term loan with the Colorado Business Bank prohibit the payment of dividends without obtaining a written waiver.

Item 6. Management's Discussion and Analysis or Plan of Operation.

This Annual Report may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section and under the heading "Description of Business." The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions; adverse weather; changes in federal income tax laws and federal funding for environmental technology/specialty chemicals programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
The Company provides environmental technologies and specialty chemicals to the coal-burning electric utility industry. Revenues are generated through (1) time and materials contracts for the emerging mercury emission control (MEC) market, several of which are co-funded by government and industry, (2) the sale of specialty chemicals and services for flue gas conditioning (FGC), and (3) the sale of combustion aid (CA) chemicals and services, primarily ADA-249 through a joint venture with Arch Coal.

Mercury has been identified as a toxic substance and the EPA is under court order to issue regulations for its control. The growth of the MEC market for the electric utility industry will most likely be dependent on federal and/or state regulations, which are in various stages of enactment. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are enacted. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) DOE- and industry-funded contracts discussed above, (ii) mercury testing services and (iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by enacted regulations. Although we expect this market to show steady growth over the next several years, significant revenue growth is anticipated when federal regulations impact the existing boilers.

The market for our FGC chemicals and services is relatively flat and is expected to only show modest growth, if any, in the near -term. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important contribution to the overall profitability of the Company. In spite of several successful demonstrations, market acceptance for our CA products has not grown as previously expected. Commencement of continuing sales to a significant customer in 2004 is important, and is expected, if such occurs, to help promote additional sales.

Liquidity and Capital Resources
The Company had a positive working capital of $1.3 million at 12/31/03. The amount represents an increase of $745,000 during the year. Management believes that existing and expected improving working capital, through continued and improved cash flow from ongoing operations, will be sufficient to meet the anticipated needs of the Company in 2004. However, there can be no assurances that the positive cash flow that has been achieved will continue. The Company also has a $250,000 line-of-credit arrangement with a bank to help with its working capital needs. No amounts were outstanding under the line as of 12/31/03.

As required under the Distribution Agreement with ESI, in September 2003 the Company assumed notes payable to Tectonic Construction Co. totaling $1,150,000. Of that amount $300,000 was paid off with proceed of a convertible debenture sold to Arch in a like amount as noted below. Also in September, Tectonic converted $210,000 of the remaining debt into 100,000 shares of the Company's stock pursuant to the terms of the debt assumed from ESI. The remaining $640,000 was paid off in September with the proceeds from a term loan of the same amount described below. The Company also assumed other indebtedness from ESI in the amount of $130,000 related to prior service obligations for certain ESI employees now employees of the Company, which is expected to be paid off on a monthly basis over the next three years.

The Company executed a Securities Subscription and Investment Agreement with Arch in July 2003. Pursuant to the investment agreement, in September 2003 Arch purchased a $300,000 convertible debenture from the Company (the "Debenture"), with a term of five years that bears a variable interest rate, currently 6%, based upon the Wall Street Journal prime rate plus 1.75%. Interest accrues quarterly and is payable with principal at the end of term. Arch also purchased 137,741 shares of the Company's Common stock, for an aggregate purchase price of $1 million or $7.26 per share. Of the shares issued, 37,741 have been placed in escrow and a portion those shares may be returned to the Company at the end of one year depending on the future market price for the Company's shares. As a part of the purchase Arch was also granted an option to purchase 50,000 shares for $10.00 per share.

In September the Company borrowed $640,000 from the Colorado Business Bank ("CBB") in the form of a term loan with interest and principal payable in equal monthly installments of approximately $13,500 over a 4 and one-half year period. The interest on the term loan is a fixed 7.17% per annum. The proceeds from the loan were used to pay off the remaining balance of the Tectonic debt assumed from ESI as part of the spin-off.

The Company's principal source of liquidity is its existing working capital and operating cash flows as supplemented by its line-of-credit noted above. The continuation of positive cash flow is somewhat dependent upon the continuation of chemical sales and operations of the flue gas conditioning (FGC) units currently in-place in Wisconsin, Louisiana and Iowa, each of which provide an average monthly cash flow of approximately $20,000. Unsatisfactory results, which could be caused by a combination or single factor such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), and/or overall cost/benefit analysis, at any of those units may decrease or end the sale of chemicals for such units. The Company is also performing services under three DOE and industry co-funded contracts, which overall are expected to produce an estimated $5.1 million in revenues in 2004. Of that amount approximately 15% represents cost share amounts from industry partners, and 50% represents reimbursement from DOE for costs that pass through the Company. Currently funding has been approved by the DOE for approximately $4.1 million of its share of those contracts. If further funding were not approved, the Company would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level.

Debt service obligations in 2004 total approximately $145,000. Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2004 are estimated at $347,000. The Company expects to fund these requirements out of existing working capital and cash flow from operations.

The Company assumed a defined contribution and 401(k) plan covering all eligible employees from ESI as of January 1, 2003. The Company matches up to 5% of salary amounts deferred by employees in the Plan. During 2003, the Company recognized $71,000 of matching expense; this expense is expected to amount to approximately $86,000 in 2004. In the past the Company has also made discretionary contributions to the Plan amounting to approximately 10% of salaries, which amounts were paid in stock. At December 31, 2003, the Company had authorized a discretionary contribution of $146,000. In 2004 such discretionary amounts may be paid as bonuses and based on budget figures may total approximately $206,000.

The Company has recorded net deferred tax assets of $93,000. Based on existing R&D contracts supported by the DOE and industry, the Company has determined that it is more probable than not that those deferred tax assets will be realized in the future.

Cash flow provided from operations totaled $183,000 for 2003 compared to $279,000 for 2002. Cash flow from operations in 2002 was higher than 2003 as the result of significant decreases in accounts payable and other liabilities, both of which changes improved the Company's working capital as of the end of the year. Cash flow provided from operations in 2003 resulted primarily from the operating income less non-cash charges for depreciation and amortization plus and minus other components of working capital. Cash flow from net investing activities for 2003 includes a use for capital expenditures of $348,000. Cash flow from financing activities in 2003 consisted of advances to ESI of $(355,000) and payments on notes payable and debt assumed in the spin-off of $(968,000), proceeds from the Arch debenture and a new term loan of $940,000 and proceeds from the sale of stock to Arch of $1million. Cash flow provided from operations in 2002 also resulted primarily from the operating income plus non-cash charges for depreciation and amortization and changes in other assets and liabilities. Cash flow from investing activities for 2002 includes a use for capital expenditures of $69,000. Cash flow from financing activities in 2002 consisted of advances to ESI of $372,000 and payments on long-term liabilities of $6,000.

Results of Operations
Revenues totaled $5,863,000 in 2003 versus $5,700,000 in 2002. Revenues for 2003 increased $960,000 due to increased sales in MEC activities and $129,000 from CA activities, whereas FGC revenues declined by $926,000. The decline in FGC revenues is a result of a large non-recurring equipment sale in 2002 and chemical sales in 2002 for a temporary user in 2002 that were not repeated in 2003. The Company sold FGC chemicals and services to five utilities during 2003, all of which were continuing customers as of year-end. We expect FGC revenues in 2004 to show only modest growth, if any. The Company's government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. The Company believes, however, it has complied with all the requirements of the contracts and future adjustments, if any, will not be material. Based on contracts in hand and those expected to be executed in the near future, total revenues for 2004 are anticipated to grow by approximately 30% from the 2003 level.

Operating expenses increased by $53,000 in 2003 as a result of increased activities associated with revenue generating activities. ADA-ES experienced positive gross margins in 2003 and 2002 of 47% and 46%, respectively. As noted above, management expects the amount of time and materials work to represent an increasing source of revenues wherein the anticipated gross margins are less than for our specialty chemical sales. Gross margins for 2004 are expected to decline from the levels achieved in 2002 and 2003.

Consolidated research and development increased in 2003 by $77,000 to $170,000 as compared to $93,000 in 2002. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to grow at about 10% per year for the next several years.

General and administrative expenses increased by $189,000 to $2,130,000 in 2003. The increases result primarily from increases in staff and our office space as the Company prepares for the anticipated growth in the mercury control market, other general increases in costs, such as insurance, and costs to comply with new internal control and reporting standards.

The Company's interest expense totaled approximately $27,000 for 2003 and $26,000 for 2002. As a result of the transaction related to the spin-off and the new term loan discussed above we expect interest expense in 2004 to total around $40,000.

Critical Accounting Policies and Estimates
Significant estimates are used in preparation of the financial statements and include the Company's allowance for doubtful accounts, which is based on historical experience. However, a significant amount of the Company's accounts receivable ($241,000 and $397,000 at December 31, 2003 and 2002, respectively) is from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. The Company has not experienced significant adjustments in the past, and as a we do not expect that a significant adjustment will be made in the future. The Company uses its judgment to support the current fair value of goodwill and other intangible assets of $2.1 million on the consolidated balance sheet. Although the Company has had an independent valuation prepared, which support its recorded value and, management believes the fair value of other recorded intangibles are not impaired, market demand for the Company's product and services could change in the future requiring a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available.

New Accounting Policies

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has had no immediate impact on the Company's financial position or results of operations.


Item 7. Financial Statements. (see pages F-1 through F-22)

Index to Financial Statements
Independent Auditor's Report
Financial Statements:
     ADA-ES, Inc. and Subsidiary
     Consolidated Balance Sheet, December 31, 2003
     Consolidated Statements of Operations, For the Years Ended December 31,
        2003 and 2002
     Consolidated Statement of Stockholders' Equity, For the Period from January
        1, 2002 to December 31, 2003
     Consolidated Statements of Cash Flows, For the Years Ended December 31,
        2003 and 2002
     Notes to Consolidated Financial Statements


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

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


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers were appointed by Earth Sciences prior to the spin-off. Our Directors will serve until the first annual meeting of stockholders, which is expected to occur in 2005. Directors are expected to be elected annually. Information concerning our directors and our key executive officers is provided below.

Name                       Age      Position and Offices
----                       ---      ---------------------------
Ramon E. Bisque            72       Chairman of the Board of Directors
Duane N. Bloom             70       Director
C. Jean Bustard            46       Executive Vice President
Michael D. Durham          54       Director, President
John W. Eaves              46       Director, Member of the Audit Committee
Ronald B. Johnson          72       Director, Chairman of the Audit Committee
Robert H. Lowdermilk       67       Director
Mark H. McKinnies          52       Director, Chief Financial Officer
Rollie J. Peterson         56       Director, Member of the Audit Committee
Richard J. Schlager        52       Vice President Contract R&D
Jeffrey C. Smith           51       Director, Member of Audit Committee
John F. Wurster            56       Vice President Sales and Marketing

The appointment of John Eaves to the Board of Directors of Registrant (the "Board") was made pursuant to the investment agreement with Arch Coal, Inc. whereby the management of the Company has agreed to make available one seat on the Board so long as Arch continues to hold no less than 100,000 shares. There are no other arrangements or understandings between any directors or executive officers and any other person or persons pursuant to which they were selected as director or executive officer.

Each of the officers named above serves from year to year at the pleasure of the Board of Directors. Drs. Bisque and Bloom and Mr. McKinnies are all Directors of Earth Sciences, Inc. Dr. Durham and Messrs. Johnson, Lowdermilk, and Peterson have tendered their resignations as directors to Earth Sciences effective upon completion of the spin-off.

Dr. Bisque is Professor Emeritus at the Colorado School of Mines, Golden, Colorado and was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bisque has been Chairman of the Board of Directors and a full or part time employee of Earth Sciences since 1974.

Dr. Bloom was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bloom was employed full time by Earth Sciences since that time through 1999. Dr. Bloom has been retired since that time. Dr. Bloom also remains a director of Earth Sciences.

Ms. Bustard has been Executive Vice President of ADA-ES, LLC since its formation in 1996. Ms. Bustard was employed by ADA Technologies from 1988 through 1996. Ms. Bustard holds a B.S. in Physics Education from Indiana University and a 1979 M.A. in Physics from Indiana State University.

Dr. Durham was a co-founder in 1985 of ADA Technologies, Inc., an Englewood, Colorado private company which contracts to the Federal government and others for development of emission technologies. Dr. Durham has been president of ADA-ES LLC, since 1996.

Mr. Johnson has been the Chairman of Twin Kem International, Inc., a distributor of agricultural and industrial chemicals, since 1984.

Mr. Lowdermilk has been president of Tectonic Construction Company, a producer of washed aggregates and specialty sands since 1986. Mr. Lowdermilk has a long history in construction and engineering projects.

Mr. McKinnies is a CPA and worked for Peat, Marwick, Mitchell & Co. before commencing employment at Earth Sciences in 1978. Mr. McKinnies has been President of Earth Sciences since 1983 and remains a director of Earth Sciences.

Mr. Peterson is a self-employed businessman and president and co-owner of Cobblestone Development Co., a commercial land development company in Minnesota that he helped found in 1987.

Mr. Schlager has been employed by the Company since 2000 and was employed by ADA Technologies from 1989 until that time. Mr. Schlager holds a BS in Chemistry and a M.S. in Metallurgical Engineering from the Colorado School of Mines.

Mr. Smith was appointed a director of the Company in August 2003 and is a self-employed lawyer in the Law Office of Jeffrey C. Smith. Mr. Smith is the past Executive Director of the Institute of Clean Air Companies where he served for 17 years.

Mr. Wurster has been a Vice President of ADA-ES, LLC since its formation in 1996. Prior to 1996, Mr. Wurster was employed by ADA Technologies, Inc. as VP of Sales.

No family relationship exists between any individuals named in this Item 9.

Audit Committee
The Board of Directors has an Audit Committee consisting of Messrs. Eaves, Johnson, Peterson and Smith. Mr. Johnson serves as the chairman of the Audit Committee. The Board has not yet secured a member who is willing to act as the Audit Committee Financial Expert, but is in the process of seeking one who will be added as soon as practical.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires Registrant's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Registrant believes that during the fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

Code of Ethics
The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10KSB.

Item 10. Executive Compensation.

The following tables show compensation during the fiscal years ended December 31, 2003, 2002 and 2001, and option grants and option exercises during the fiscal year ended December 31, 2003, of those persons who were, at December 31, 2003 the five most highly compensated executive officers of ADA-ES whose total compensation exceeded $100,000.

                           Summary Compensation Table
                                                                 Long Term
                                                            Compensation Awards
                                                            -------------------
                                     Annual Compensation   Securities Underlying
Name of Individual and              ----------------------        Options
Principal Position            Year  Salary (1)   Other (2)        (#) (3)
------------------            ----  ----------   ---------        -------

C. Jean Bustard               2003   $107,244     $28,885            -
Executive Vice President of   2002   $97,170      $26,633            -
ADA-ES                        2001   $88,086      $24,180            -

Michael D. Durham             2003   $155,137     $38,351            -
President and                 2002   $150,652     $35,742            -
Director                      2001   $142,911     $34,270            -

Mark H. McKinnies             2003   $156,468     $36,351         14,500
Director and Chief            2002   $149,156     $35,628            -
Financial Officer             2001   $137,989     $33,698            -

Richard J. Schlager           2003   $104,328     $30,827            -
Vice President of Contract    2002   $92,041      $25,335            -
Research & Development        2001   $86,934      $24,007            -

John F. Wurster               2003   $206,208     $36,387            -
Vice President of             2002   $196,811     $34,043            -
Sales and Marketing           2001   $298,844     $32,279            -

     (1) The salary amount for Mr. Wurster includes $170,438, $61,799 and $64,631 paid to Orion Issues Management, Inc. ("OINI") on his behalf in 2001, 2002 and 2003, respectively. Mr. Wurster performs a portion of his services to the Company through OIMI. The Company has no other relationship with OIMI.
     (2) Amounts represent discretionary pension contributions, 401(k) deferrals and matching payments made or accruing to a qualified plan by the Company for the benefit of the named individual. In 2001 and 2002 such amounts include stock issued by Earth Sciences, Inc. for the discretionary pension contribution portion of such payments. Amounts paid by stock average 40% of the amounts shown.
     (3) The securities shown represent options to acquire shares granted pursuant to the Company's ISO Plan.

                            Options/SAR Grants in Last Fiscal Year
                                      Individual Grants

                    Number of Securities   % of Total Options
                    Underlying Options     Granted to Employees   Exercise or Base   Expiration
Name                Granted (#)            in Fiscal Year         Price ($/Sh)       Date
-----------------------------------------------------------------------------------------------
Mark H. McKinnies   14,500                 7.7%                   $  2.50            2/23/2013



                 Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                  Number of securities
                    Shares                        underlying unexercised        Value of unexercised
                    acquired on    Value          options at FY-end(#) (1)      options at FY-End
Name                exercise (#)   realized ($)   exercisable/not exercisable   exercisable/not exercisable
----                ------------   ------------   ---------------------------   ---------------------------

C. Jean Bustard        -0-             $-0-              9,386/ -0-                    $43,176/ -0-
Michael D. Durham      -0-             $-0-             14,548/ -0-                    $66,921/ -0-
Mark H. McKinnies     14,079          -$-0-             14,500/ -0-                    $66,700/ -0-
Richard J. Schlager    -0-             $-0-              9,386/ -0-                    $43,176/ -0-
John F. Wurster        -0-            -$-0-             40,000/ -0-                   $184,000/ -0-

     (1) With the exception of the shares shown for Mr. McKinnies, the securities and options shown represent the duplication of shares of Earth Sciences issued in December 2000 adjusted to reflect the underlying shares in the Company (1 share for each 10 shares of Earth Sciences). On the completion of the Distribution, options were granted by the Company to duplicate the purchase rights afforded by any options that were outstanding in Earth Sciences. For purposes of the foregoing tables, these options were deemed to be granted on the dates of the original grants to acquire shares of Earth Sciences.


DIRECTOR COMPENSATION
The compensation plan for our non-employee directors is reviewed annually. Under the existing compensation plan, each non-employee director will receive $5,000 per year, which amount may be payable in common stock of the Company, and such directors will also receive a fee of $600 per regular meeting, $300 per committee meeting and/or $500 per committee meeting for serving as chairman of the committee.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS
The Company has executed employment agreements with every fulltime employee, including executive officers, that contain the following standard provisions:
     1.   Automatic extensions for one-year periods.
     2. Three month written notice of intent to terminate by either the Company of the employee.
     3. Description of position, duties, authority, compensation, benefits and obligation of the employee to devote fulltime to the fulfillment of his/her obligations under the agreement
     4.   Disclosure/ownership of inventions and confidential subject matter.
     5. Assignment of inventions and confidential subject matter/documentation/commercialization.
     6.   Copyright works and written records.
     7.   Restrictive obligations relating to confidential subject matter.
     8. Conflicting obligations and obligations upon termination of employment.

The employment agreement with John F. Wurster varies from the above provisions as shown below. Mr. Wurster was given notice of termination of his employment contract on January 19, 2004 in order to implement a Board recommended policy to end commissions on sales, to be replaced by a bonus/incentive program currently being developed by the Board.
     1.   Six months notice of termination rather than three.
     2. Mr. Wurster is obligated to devote a minimum of 32 hours per week in the fulfillment of his obligations under the agreement.
     3. In addition to salary, Mr. Wurster receives a commission on certain sales representing 5% of revenues from new sales and 2% of revenues from continuing sales. Sales from government and co-funded industry contracts are excluded from commissions. All commissions stop 30 days after termination of employment.

The compensation amounts included in the employment agreements are subject to annual adjustment and the current compensation levels are shown in the tables above. None of the Company's employment contracts nor other agreements contain any provisions for the payment of any amounts that result from or will result from the resignation, retirement or any other termination of any executive officer's employment with the Company or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information with respect to the beneficial ownership of the Company's common stock by (1) each of our stockholders whom we believe are beneficial owners of more than 5% of our outstanding common stock,
(2) each of our directors and executive officers and (3) all of our directors and executive officers as a group. We base the share amounts shown on each person's beneficial ownership as of March 19, 2004, unless we indicate some other basis for the share amounts. With the exception of Mr. Lowdermilk, each of the individuals named below has sole voting and investment power for the respective shares.

                                                     Amount and Nature of
Name and Address                                     Beneficial Ownership    Percent of Class
----------------                                     --------------------    ----------------
Ramon E. Bisque (Chairman of the Board of Directors)       70,747 (1)              1.9%
9113 Fern WayGolden, CO

Duane N. Bloom (Director)                                  53,163 (2)              1.4%
5565 Pine Ridge Rd.
Golden, CO

C. Jean Bustard (Executive Vice President)                 25,320 (3)               *
9193 Buffalo Drive
Littleton, CO

Michael D. Durham (Director and President)                180,395 (4)              4.9%
5252 Lariat Drive
Castle Rock, CO

John W. Eaves (Director)                                    1,000                   *
1 CityPlace One, Suite 300
St. Louis, MO

Hummingbird Value Funds                                   249,679                  7.0%
153 East 53rd Street, 55th Floor.
New York, NY

Ronald B. Johnson (Director)                                7,998 (5)               *
4220 S. Allison St.
Littleton, CO

Robert H. Lowdermilk (Director)                           174,432 (6)              4.7%
100 Cherry St.
Denver, CO

Mark H. McKinnies (Director, Secretary and CFO)            71,595 (7)              1.9%
27638 Pine Grove Trail
Conifer, CO

Rollie J. Peterson (Director)                              31,961                   *
22486 County Road 73
Big Lake, MN

Richard J. Schlager (VP of Contract R&D)                   21,473 (8)               *
8100 SouthPark Way, B
Littleton, CO

Jeffrey C. Smith (Director)                                 3,597                   *
7272 Wisconsin Avenue, Suite 300
Bethesda, MD

John F. Wurster (VP of Sales and Marketing)                 2,293 (9)               *
3815 Spring Valley Trail
Evergreen, CO

Directors and Officers as a Group (12 individuals)        643,974 (10)            17.3%

*  Less than 1%.


Notes:
(1)  Included in the amount shown are 100 shares registered in the name of Dr.
     Bisque's wife and 16,281 shares held in Dr. Bisque's pension fund account.
(2)  Included in the amount shown are 773 shares registered in the name of Dr.
     Bloom's wife and 20,416 shares held in Dr. Bloom's pension fund account.
(3) Included in the amount shown are 9,386 shares to which Ms. Bustard has the right to acquire beneficial ownership through stock options and 15,934 shares held in Ms. Bustard's pension fund account.
(4) Included in the amount shown are 14,548 shares to which Dr. Durham has the right to acquire beneficial ownership through stock options and 41,842 shares held in Dr. Durham's pension fund account.
(5) Included in the amount shown are 6,069 shares registered in the name of Twin Kem International of which Mr. Johnson is the CEO.
(6) Included in the amount shown are 13,000 shares registered in the name of Mr. Lowdermilk's wife, and 101,000 shares held by Tectonic Construction Co.
     ("TCC"). Mr. Lowdermilk is the president and majority shareholder of TCC.
(7) Included in the amount shown are 32,976 shares held in Mr. McKinnies' pension fund account.
(8) Included in the amount shown are 12,087 shares to which Mr. Schlager has the right to acquire beneficial ownership through stock options and 10,339 shares held in Mr. Schlager's pension fund account.
(9) Included in the amount shown are 2,293 shares held in Mr. Wurster's pension fund account.
(10) The amount shown includes 33,320 shares to which individuals in the group have the right to acquire beneficial ownership through convertible debt and stock options.

                                       Equity Compensation Plan Information
                                       ------------------------------------
                                                                                  Number of securities remaining
                                 Number of securities to   Weighted-average       available for future issuance
                                 be issued upon exercise   exercise price of      under equity compensation plans
                                 of outstanding options,   outstanding options,   (excluding securities reflected
Plan category                    warrants and rights       warrants and rights    in column (a))
-------------                    -----------------------   --------------------   -------------------------------
                                          (a)                      (b)                         (c)
Equity compensation plans
approved by security holders            187,310                   $2.55                      212,690

Equity compensation plans not
approved by security holders                  0                     n/a                            0
                                        -------                   -----                      -------
Total                                   187,310                   $2.55                      212,690
                                        =======                   =====                      =======

DIRECTOR COMPENSATION
As noted above, under the existing compensation plan, each non-employee director will receive $5,000 per year, which amount may be payable in common stock of the Company. This payment plan has not been approved by the shareholders.

                                       19

STOCK OPTION PLAN
During 2003 the Company adopted the 2002 ADA-ES, Inc. Stock Option Plan. One purpose of the plan was to duplicate the options previously awarded by Earth Sciences that have been cancelled. Otherwise, the plan is intended to serve to encourage our key employees, through their individual efforts, to improve our overall performance and to promote profitability by providing them an opportunity to participate in the increased value they help create. Options granted under the plan may be in the form of "incentive stock options" as defined under section 422 of the Internal Revenue Code of 1986, as amended, or options that are not incentive stock options. The plan is administered by the compensation committee of the board of directors. The plan was approved by ESI as the sole shareholder of ADAES prior to the spin-off distribution of ADA-ES shares. We reserved 400,000 shares of our common stock for issuance under the plan. In general, all options granted under the plan will lapse ten years from the date of grant (five years in the case of a 10% stockholder of our company, our parent or one of our subsidiaries). In general, the exercise price of an option will be determined by the compensation committee of the board of directors at the time the option is granted and will not be less than 100% of the fair market value of a share of our common stock on the date the option is granted. The compensation committee may provide in the option agreement that an option may be exercised in whole immediately or is exercisable in increments through a vesting schedule. During 2003, 187,310 options were granted under the plan of which 133,710 represented the duplication of options previously granted by ESI which were cancelled.

Item 12. Certain Relationships and Related Transactions.

In 2000, Earth Sciences re-negotiated a convertible debenture in the amount of $1,000,000 (the "Debenture") with Tectonic Construction Co. ("TCC") and a note in the amount of $250,000 (the "Note") from TCC to extend the due dates and clarify certain collateral. Mr. Lowdermilk, a director of Registrant, is the president and majority shareholder of TCC. The Debenture and the Note bore interest at the greater of prime plus two points or 10% which interest was payable quarterly. As required under the Distribution Agreement with Earth Sciences, in September 2003 the Company assumed remaining balance of the notes payable to Tectonic Construction Co. totaling $1,150,000. Of that amount $300,000 was paid off with proceeds of a convertible debenture sold to Arch in a like amount as noted below. Also in September 2003, Tectonic converted $210,000 of the remaining debt into 100,000 shares of the Company's stock pursuant to the terms of the debt assumed from Earth Sciences. The remaining $640,000 was also paid-off in September 2003 with the proceeds from a term loan of the same amount obtained from a commercial bank. The Company also assumed other indebtedness from ESI in the amount of $130,000 related to past service obligations ($77,000 payable for the benefit of Mr. McKinnies and $44,200 payable for the benefit of Dr. Bisque, both Directors of the Company).

As discussed above, the Company executed a Securities Subscription and Investment Agreement with Arch Coal, Inc. in July 2003. Pursuant to the investment agreement, in September 2003 Arch purchased a $300,000 convertible debenture from the Company, purchased 137,741 shares of the Company's Common stock and was also granted an option to purchase 50,000 shares. The Company also co-markets its ADA-249 product under an agreement with Arch as described above. Under that arrangement, the Company has recorded revenue of $60,000 and $150,000 in 2002 and 2003, respectively. The Company also granted Arch certain "piggyback" rights in the event the Company registers certain other equity securities and certain demand registration rights as part of the transaction. A designee of Arch, John W. Eaves, has been appointed a seat on the Company's Board of Directors and management of the Company has agreed in the future to nominate and to vote all proxies and other shares of stock in the Company which they are entitled to vote in favor of that designee so long as Arch holds no less 100,000 shares of the Company's common stock.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits and Index of Exhibits (all exhibits except as otherwise noted are incorporated by reference; Exhibit 3.1 through Exhibit 10.12 were filed as exhibits to Registrant's Form 10SB, as amended, filed March 23, 2003; Exhibit
10.13 was filed as an exhibit to Registrant's Form S-8 filed November 13, 2003 and Exhibit 10.14 was filed as an exhibit to Registrant's Form S-8 filed February 6, 2004 ).

No.               Description
---               -----------
Index to Exhibits.
3.1       Amended and Restated Articles of Incorporation of ADA-ES
3.2       Amended and Restated Bylaws of ADA-ES
4.1       Form of Specimen Stock Certificate
10.1      Distribution Agreement

10.2      2002 ADA-ES, Inc. Stock Option Plan
10.3 Market Development Agreement between NORIT Americas Inc. and Earth Sciences, Inc. dated June 29, 2001
10.4 Assignment and Assumption Agreement between NORIT Americas Inc. and ADA-Environmental Solutions, LLC dated August 4, 2003
10.5 Joint Venture and Co-Marketing Agreement by and between Arch Coal Sales Company and ADA- Environmental Solutions, LLC as of January 1, 2002
10.6 Securities Subscription and Investment Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated July 7, 2003
10.7 U.S. Department of Energy Cooperative Agreement No. DE-FC26-00NT40755 "Advanced Flue Gas Conditioning as a Retrofit Upgrade to Enhance PM collection from Coal-Fired Electric Utility Boilers"
10.8 U.S. Department of Energy Cooperative Agreement No. DE-FC26-00NT41005 "Field Test Program to Develop Comprehensive Design, Operating, and Cost Data for Mercury Control Systems"
10.9 Joint Product Exploitation and Marketing Agreement dated October 2, 2002, by and between ALSTOM Power Inc. ADA Environmental Solutions LLC
10.10 Tax Sharing Agreement between ADA-ES, Inc. and Earth Sciences, Inc. dated March 17, 2003
10.11 U.S. Department of Energy Cooperative Agreement No. DE-FC26-02NT41591 "Long-Term Operation of a COHPAC System for Removing Mercury from Coal-Fired Flue Gas"
10.12 Amendment No. 1 to Distribution Agreement by and between ADA-ES, Inc. and Earth Sciences, Inc. dated August 15, 2003
10.13     2003 Stock Compensation Plan #1
10.14     2003 Stock Compensation Plan #2
10.15* U.S. Department of Energy Cooperative Agreement No. DE-FC26-03NT41986 "Evaluation of Sorbent Injection for Mercury Control".
14*       Code of Ethics for Senior Financial Officers
21.1      Subsidiaries of ADA-ES
23.1*     Consent of Hein + Associates LLP
31.1* Certification of Chief Executive and Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*     Certifications Pursuant to 18 U.S.C. Section 1350

(*) - filed herewith.

(b) Reports on Form 8-K.

On November 7 2003 Registrant filed a Form 8K reporting Item 5. Other Events and Regulation FD Disclosures, which included Exhibit 99.1 November 7, 2003 Press Release announcing Third Quarter Financial Results.

Item 14. Principal Accountant Fees and Services.
                                            Fiscal Year
                                    --------------------------
                                      2002               2003
                                    -------            -------
Audit Fees                          $54,095            $66,267
Audit-Related Fees                     --                 --
Tax Fees                               --                 --
All Other Fees (1)                  $ 2,980            $19,021

The above amounts include combined services provided for Registrant and Earth Sciences for 2002 and a portion of 2003, where such services could not be divided into their components.
(1) Registrant's principal accountant provided review and consulting services related to the filing of a Form 10SB with the SEC to effect the spin-off from Earth Sciences.

Audit Committee Approval of Services
It is the policy of the Audit Committee of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company. The Audit Committee approved of 100% of the services provided by the independent accountant in 2003.


SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADA-ES, Inc.
------------
(Registrant)

By /s/ Mark H. McKinnies                     /s/ Michael D. Durham
------------------------                     ---------------------
Mark H. McKinnies, Treasurer                 Michael D. Durham
and Principal Financial Officer              President

Date:  March 26, 2004                        March 26, 2004
---------------------                        --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque                          /s/ Robert H. Lowdermilk
-------------------                          -------------------------
Ramon E. Bisque                              Robert H. Lowdermilk
Chairman of The Board of Directors           Director

March 26, 2004                               March 26, 2004
--------------                               --------------
Date                                         Date

/s/ Duane N. Bloom                           /s/ Michael D. Durham
------------------                           ---------------------
Duane N. Bloom, Director                     Michael D. Durham, Director

March 26, 2004                               March 26, 2004
--------------                               --------------
Date                                         Date

/s/ Mark H. McKinnies                        /s/ Ronald B. Johnson
---------------------                        ---------------------
Mark H. McKinnies, Director                  Ronald B. Johnson, Director

March 26, 2004                               March 26, 2004
--------------                               --------------
Date                                         Date

                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----

Independent Auditor's Report............................................   F-2

Consolidated Balance Sheet - December 31, 2003..........................   F-3

Consolidated Statements of Operations - For the Years Ended
     December 31, 2003 and 2002.........................................   F-4

Consolidated Statements of Changes in Stockholders' Equity
     - For the Years Ended
     December 31, 2003 and 2002.........................................   F-5

Consolidated Statements of Cash Flows - For the Years Ended
     December 31, 2003 and 2002.........................................   F-6

Notes to Consolidated Financial Statements..............................   F-7

                          INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and Stockholders
ADA-ES, Inc. and Subsidiary
Littleton, Colorado


We have audited the accompanying consolidated balance sheet of ADA-ES, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, and accumulated deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADA-ES, Inc. and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ HEIN & ASSOCIATES LLP
-------------------------
HEIN & ASSOCIATES LLP


February 20, 2004
Denver, Colorado


                                     ADA-ES, INC. AND SUBSIDIARY

                                     CONSOLIDATED BALANCE SHEET

                                          DECEMBER 31, 2003

                                               ASSETS
                                               ------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $   777,000
    Trade receivables, net of allowance for doubtful accounts of $4,000               1,065,000
    Inventories                                                                          82,000
    Prepaid expenses and other                                                          117,000
                                                                                    -----------
             Total current assets                                                     2,041,000
                                                                                    -----------

PROPERTY AND EQUIPMENT, at cost                                                       1,251,000
    Less accumulated depreciation and amortization                                     (791,000)
                                                                                    -----------
             Net property, plant and equipment                                          460,000
                                                                                    -----------

GOODWILL, net of $1,556,000 in amortization                                           2,024,000

INTANGIBLE ASSETS, net of $23,000 in amortization                                       112,000

DEFERRED TAX BENEFIT AND OTHER ASSETS                                                    63,000
                                                                                    -----------
TOTAL ASSETS                                                                        $ 4,700,000
                                                                                    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                                $   162,000
    Accrued payroll and related                                                         183,000
    Accrued expenses                                                                     31,000
    Current portion-long-term debt                                                      122,000
    Deferred revenue                                                                    185,000
                                                                                    -----------
             Total current liabilities                                                  683,000
                                                                                    -----------

LONG-TERM LIABILITIES:
    Note and accrued interest payable to related party                                  305,000
    Note payable, net of current portion                                                491,000
    Accrued profit-sharing                                                              146,000
    Deferred compensation and other                                                     102,000
                                                                                    -----------
             Total long-term liabilities                                              1,044,000
                                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)
STOCKHOLDERS' EQUITY:
    Preferred stock; 50,000,000 shares authorized, none outstanding                        --
    Common stock; no par value, 50,000,000 shares authorized,
         3,582,230 shares issued and outstanding                                      4,467,000
    Accumulated deficit                                                              (1,494,000)
                                                                                    -----------
             Total stockholders' equity                                               2,973,000
                                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 4,700,000
                                                                                    ===========

                   See accompanying notes to these financial statements.

                                      ADA-ES, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                  ------------------------------------
                                                                       2003                     2002
                                                                  -----------              -----------

REVENUE:
    Mercury emission control                                      $ 3,437,000              $ 2,477,000
    Flue gas conditioning                                           2,037,000                2,963,000
    Combustion aids and others                                        389,000                  260,000
                                                                  -----------              -----------
         Total net revenues                                         5,863,000                5,700,000

COST AND EXPENSES:
    Operating                                                       3,113,000                3,060,000
    General and administrative                                      2,130,000                1,941,000
    Research and development                                          170,000                   93,000
    Depreciation and amortization                                     130,000                  113,000
                                                                  -----------              -----------
         Total expenses                                             5,543,000                5,207,000
                                                                  -----------              -----------

OPERATING INCOME                                                      320,000                  493,000

OTHER INCOME (EXPENSE):
    Interest expense                                                  (27,000)                 (26,000)
    Other, net                                                         23,000                    3,000
                                                                  -----------              -----------
             Total other income (expense)                              (4,000)                 (23,000)
                                                                  -----------              -----------

NET INCOME BEFORE TAXES                                               316,000                  470,000

PROVISION FOR TAX BENEFIT                                              93,000                     --
                                                                  -----------              -----------

NET INCOME                                                        $   409,000              $   470,000
                                                                  ===========              ===========

NET INCOME PER COMMON SHARE - BASIC AND DILUTED                   $       .12              $       .14
                                                                  ===========              ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, AS ADJUSTED             3,412,000                3,344,000
                                                                  ===========              ===========

                             See accompanying notes to these financial statements.
                                                   F-4



                                                 ADA-ES, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                        COMMON STOCK             RECEIVABLE
                                                  ---------------------------        FROM         ACCUMULATED
                                                     SHARES         AMOUNT          PARENT           DEFICIT         TOTAL
                                                  -----------     -----------     -----------     -----------     -----------

BALANCES, January 1, 2002                              10,000     $ 5,326,000     $  (251,000)    $(2,373,000)    $ 2,702,000
   Cash distributions to Parent                          --              --          (356,000)           --          (356,000)
   Stock issued to employees by Parent
      for expenses                                       --              --           134,000            --           134,000
   Net income                                            --              --              --           470,000         470,000
                                                  -----------     -----------     -----------     -----------     -----------

BALANCES, December 31, 2002                            10,000       5,326,000        (473,000)     (1,903,000)      2,950,000
   Cash distributions to Parent                      (355,000)           --          (355,000)           --          (355,000)
   Stock issued to employees by Parent
      for expenses                                       --              --            20,000            --            20,000
   Stock option issued to third party for
      services                                           --            19,000            --              --            19,000
   Assumption of debt on spin-off                        --              --        (1,280,000)           --        (1,280,000)
   Constructive dividend to Parent to
      complete spin-off                             3,334,489      (2,088,000)      2,088,000            --              --
   Issuance of stock for cash                         137,741       1,000,000            --              --         1,000,000
   Issuance of stock on conversion of debt            100,000         210,000            --              --           210,000
   Net income                                            --              --              --           409,000         409,000
                                                  -----------     -----------     -----------     -----------     -----------

BALANCES, December 31, 2003                         3,582,230     $ 4,467,000     $      --       $(1,494,000)    $ 2,973,000
                                                  ===========     ===========     ===========     ===========     ===========

                                     See accompanying notes to these financial statements.


                                              ADA-ES, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED
                                                                                     DECEMBER 31,
                                                                           ---------------------------------
                                                                              2003                    2002
                                                                           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   409,000           $   470,000
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                         130,000               113,000
         Loss on asset dispostions                                               6,000                  --
         Expenses paid with stock of Parent and stock options                   39,000               134,000
         Provision for tax benefit                                             (93,000)                 --
         Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Receivables                                                   16,000              (444,000)
                  Inventories                                                   (1,000)              240,000
                  Other assets                                                  16,000               (33,000)
             Increase (decrease) in:
                  Accounts payable                                            (292,000)              171,000
                  Accrued expenses                                             183,000                39,000
                  Other liabilities                                           (230,000)             (411,000)
                                                                           -----------           -----------
             Net cash provided by operating activities                         183,000               279,000
                                                                           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (372,000)              (69,000)
   Proceeds from asset dispostions                                              24,000                  --
                                                                           -----------           -----------
             Net cash used in investing activities                            (348,000)              (69,000)
                                                                           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                 940,000                  --
   Payments on assumed debt and notes payable                                 (968,000)                 --
   Advances to Parent                                                         (355,000)             (372,000)
   Sale of stock                                                             1,000,000                  --
   Decrease in long-term liabilities                                              --                  (6,000)
                                                                           -----------           -----------
             Net cash provided (used) in financing activities                  617,000              (378,000)
                                                                           -----------           -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               452,000              (168,000)
CASH AND CASH EQUIVALENTS, beginning of year                                   325,000               493,000
                                                                           -----------           -----------
CASH AND CASH EQUIVALENTS, end of year                                     $   777,000           $   325,000
                                                                           ===========           ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Cash payments for interest                                              $    26,000           $    26,000
                                                                           ===========           ===========
   Stock of Parent and options issued for services                         $    39,000           $   134,000
                                                                           ===========           ===========
   Stock issued in conversion of debt                                      $   210,000           $      --
                                                                           ===========           ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Assumption of debt and accrued liabilities at spin-off                  $ 1,280,000           $      --
                                                                           ===========           ===========
   Constructive dividend to Parent at Spin-off                             $ 2,088,000           $      --
                                                                           ===========           ===========

                               See accompanying notes to these financial statements.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. SUMMARY OF NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------------------------------

     Nature of Operations - The accompanying consolidated financial statements include the accounts of ADA-ES, Inc. (ADA-ES) and its wholly-owned subsidiary, ADA Environment Solutions, LLC (ADA). ADA-ES was a wholly-owned subsidiary of Earth Sciences, Inc. ("ESI" or the "Parent") until September 2003 when ESI distributed all of the then outstanding stock of ADA-ES to its stockholders. ADA-ES' only asset is its investment in its wholly-owned subsidiary, ADA. All significant intercompany transactions have been eliminated. Collectively, ADA and ADA-ES are referred to as the Company.

     The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. The Company also generates substantial revenue from contracts co-funded by the government and industry. The Company sales occur principally throughout the United States.

     Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Receivables and Credit Policies - Trade receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

     Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of supplies.

     Percentage of Completion - ADA follows the percentage of completion method of accounting for all significant long-term contracts excluding government contracts. The Company recognizes revenue on government contracts based on the time and expenses incurred to date. The percentage of completion method of reporting income from contracts takes into account the cost and revenue to date on contracts not yet completed. Except for the government contracts (discussed in Note 4), the Company had no material long-term contracts in progress at December 31, 2003.

     Revenue Recognition - ADA chemical sales are recognized when products are shipped to customers. A reserve is established for any returns, based on historical trends. Chemical products are shipped FOB shipping point and title passes to the customer when the chemicals are shipped. The Company's sales agreements do no contain right of inspection or acceptance provision and products are generally received by customers within one day of shipment. The Company has had no significant history of non-acceptance, nor of replacing goods damaged or lost in transit. ADA equipment sales are recognized when the equipment is delivered and installed and all return or buy back privileges have expired. Consulting revenue is recognized as services are performed and collection is assured.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Property and Equipment - Property and equipment is stated at cost. Depreciation on assets is provided using the straight-line method based on estimated useful lives ranging from 3 to 10 years. Maintenance and repairs are charged to operations as incurred. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

     Intangible Assets - Intangible assets principally consist of patents. Acquired patents are being amortized over a 7-year period using the straight-line method, which is less than the remaining legal life of the patents. Patents obtained by the Company directly are being amortized over a 17-year life.

     Intangible assets consist of:

                                                 Accumulated
                                     Cost        Amortization        Net
                                 ------------    ------------   ------------

           Patents               $    135,000    $   (23,000)   $    112,000
                                 ============    ============   ============


     Goodwill - Goodwill consists of the excess of the aggregate purchase price over the fair value of net assets of businesses acquired. Goodwill was amortized over a 10-year period through December 31, 2001. As of January 1, 2002, the Company adopted FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, Goodwill is no longer amortized, but subject to an impairment evaluation, which is performed in the fourth quarter of each year. During fiscal 2002, the Company engaged an investment banking firm to perform a valuation of the Company. As a result of this evaluation, which was reviewed and updated for 2003, the Company concluded that no impairment of its goodwill was required.

     Receivable from Parent - As discussed above, ADA was a wholly-owned subsidiary of ESI. The net of intercompany transactions between ADA and ESI were set forth in the Receivable from Parent and shown in the accompanying Consolidated Statement of Stockholder's Equity. The intercompany transactions consisted of cash distributions from ADA to the Parent and the payment of certain ADA pension expenses (see Note 7) by the Parent using its stock.

     Operating Costs - Operating costs include all labor, fringe, subcontract labor, chemical costs, materials, equipment, supplies and travel costs directly related to ADA's production of revenue.

     General and Administrative - General and administrative costs include personnel related fringe benefits, sales and administrative staff labor costs, facility costs and other general cost of conducting business.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Net Income Per Share - Net income per share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As the Company did not have any options outstanding as of December 31, 2002 diluted EPS is not presented for that period. For 2003 and 2002, the weighted average number of common shares outstanding for the periods shown have been adjusted to reflect the spin-off as if it occurred on January 1, 2002. As of December 31, 2003, the Company has 267,310 options outstanding that can be converted into common stock (see Note 6).

     Impairment of Long-Lived Assets - The Company follows Statement of Financial Accounting Standards (SFAS) No. 144, Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of assets or intangible assets may be impaired, an evaluation of recoverability would be performed.

     Income Taxes - The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Income taxes for financial reporting purposes for the Company for 2002 and the period through September 11, 2003 are based as if the Company filed a separate return, even though the Company files a consolidated income tax return with ESI for those periods.

     Research and Development Costs - Research and development costs are charged to operations in the period incurred.

     Stock-Based Compensation - The Company records expense for stock options granted to employees by using APB 25, which requires expense to be recognized only to the extent the exercise price of the stock-based compensation is below the market price on the date of grant. Transactions in equity instruments with non-employees for goods or services are accounted for on the fair value method. Because the Company has elected not to adopt the fair value accounting described in SFAS No. 123 for employees, it is subject only to the disclosure requirements described in SFAS No. 123.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below.

                                                                  Year Ended December 31,
                                                                ---------------------------
                                                                     2003          2002
                                                                ------------    -----------

Net income applicable to other stockholders:
    As reported                                                 $    409,000    $  470,000
    Stock based compensation included in net income                     --             --
    Fair value of stock based compensation                           (62,000)          --
                                                                 -----------    -----------

    Pro forma                                                    $   347,000    $   470,000
                                                                 ===========    ===========

 Net income per share applicable to other shareholders
    - basic and diluted:
    As reported                                                  $       .13    $       .14
    Fair value of net income per share                                  (.03)          --
                                                                 -----------    -----------

    Pro forma - basic and diluted                                $       .10    $       .14
                                                                 ===========    ===========

     There were no options granted in 2002 and options granted in 2003 had an exercise price equal to the market price on the date of the grant. The average fair value of each employee option granted in 2003 was approximately $2.32 and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                             Years Ended December 31,
                                            -------------------------
                                              2003             2002
                                            --------         --------

         Expected volatility                  50%               N/A

         Risk-free interest rate              2%                N/A

         Expected dividends                    0                N/A

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the impairment of and the remaining realizability of its intangibles. In addition, the Company enters into significant research contracts with the U.S. Government, which are subject to future audits. Pursuant to the contracts, the Company makes estimates of certain overhead and other rates, which may be adjusted as a result of such audits. At this time, the Company does not believe any future government audit will result in material adjustment to previously recorded revenues.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Comprehensive Income/Loss - SFAS No. 130 establishes standards for reporting and display of comprehensive income/loss, its components and accumulated balances. Comprehensive income/loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income was the same as net income in 2003 and 2002.

     Segment Information - The Company follows SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has three reportable segments even though it derives its revenues primarily from specialty chemicals and government contracts.

     Recently Issued Accounting Pronouncements - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has had no immediate impact on the Company's financial position or results of operations.

2. SPIN-OFF OF ADA-ES:
   ------------------

     In March 2003, the Company and ESI entered into an agreement (the "Distribution Agreement") for the pro rata distribution of all the common stock of the Company to the stockholders of ESI based on a record date of August 29, 2003 and thereby formed a separate public company. The Distribution Agreement required certain allocations of cash and liabilities among ESI and the Company prior to the distribution of the Company's common stock.

     Based on the Distribution Agreement, ESI issued one share of ADA-ES for each ten shares currently owned by the stockholders of ESI. Approximately 3,344,000 shares of ADA-ES were issued to the shareholders of ESI in September 2003 to effect the spin-off.

     In a related transaction, ADA-ES entered into an investment agreement with Arch Coal, Inc. (Arch). The Arch Coal Agreement was subject to the spin-off of ADA-ES from ESI. The agreement provided for $300,000 of additional debt (the proceeds of which were used to pay down debt assumed in the spin-off) and $1,000,000 of equity for the issuance of shares of common stock. The price of the stock of $7.26 per share was based on a multiple of the market price for the ESI common stock at the time of the spin-off.

3. PROPERTY AND EQUIPMENT:
   ----------------------

     Property and equipment as of December 31, 2003 is summarized as follows:

                                                            Estimated Useful
                                                                  Lives
                                                            ----------------

       Machinery and equipment             $     916,000          3-10
       Leasehold improvements                    195,000            7
       Furniture and fixtures                    140,000            5
                                           -------------

                                           $   1,251,000
                                           =============

     Depreciation and amortization of property and equipment for the years ended December 31, 2003 and 2002 was $123,000 and $107,000, respectively.

4. GOVERNMENT AND INDUSTRY FUNDED CONTRACTS:
   ----------------------------------------

     ADA has performed activities under four contracts awarded by the Department of Energy (the "DOE") that contributed a total of $2,164,000 and $2,650,000 to revenues in 2003 and 2002, respectively. These amounts are included in Mercury emission control revenues of $1,956,000 and $2,327,000, and Flue gas conditioning revenues of $208,000 and $323,000, in 2003 and 2002, respectively. ADA typically invoices the DOE monthly for estimated labor and expenditures plus overhead factors, less cost share amounts. The total approved DOE budgets amount to $18 million, of which the Company's and industry partners' cost-share portion is $6 million. The remaining unearned amount of the contracts expected to be recognized by the Company in 2004 (including cash contributions by other industry partners) is $4.8 million. The Company is in the process of working with DOE on a new contract in which the Company will be a subcontractor and primary technology provider for 2003 through 2008. These contracts are subject to audit and future appropriation of funds by Congress. The Company's historical experience has not resulted in significant adverse adjustments to the Company, however the government audits for years ended 2003 and 2002 have not yet been finalized.

5. DEBT:
   ----

     Note Payable to Related Party - ADA-ES has a debenture to Arch with a total balance including accrued interest of $305,000 at December 31, 2003. Payment of the debenture and related interest are due at maturity on September 30, 2008. The note bears interest at the greater of the Wall Street Journal prime rate plus 1% or 6% (6% at December 31, 2003). The note is convertible into shares of the Company's common stock on or after March 31, 2005 as explained below in Note 6. Interest expense recognized on this note in 2003 was $5,000.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Term Loan and Line of Credit - In 2003, ADA negotiated a revolving $250,000 line of credit and a $640,000 term loan with a financial institution. No amounts were outstanding under the line of credit at December 31, 2003, which bears interest at bank prime plus 1.75% (6% at December 31, 2003), payable monthly. The term loan is due in monthly installments of principal and interest of $13,551 through May 2008 and bears interest at 7.17%. Covenants of the line and term loan require the Company to meet certain borrowing base requirements and other financial covenants. The line and term loan are secured by inventory, accounts receivable, equipment and intangibles of the Company and are guaranteed by certain officers of the Company. Future maturities of the term loan are as follows:

              2004                     $   122,000  (shown as current portion)
              2005                         131,000
              2005                         141,000
              2007                         152,000
              2008                          67,000
                                       -----------

                                       $   613,000
                                       ===========

6. STOCKHOLDERS' EQUITY:
   --------------------

     Shares Issued for Pension Expenses - ESI issued shares of its common stock in 2003 and 2002, respectively, for the payments of approximately $20,000 and $134,000 of ADA pension related expenses (see Note 7), based upon the per share value of unrestricted common stock of ESI at the time of exchanges. This amount was recorded as an additional payable of the Company to ESI. These amounts were recorded in the Receivable from Parent and shown in the accompanying financial statements in the Stockholder's Equity section.

     Sale of Stock, Convertible Debenture and Grant of Option to Arch - In September 2003, the Company sold 137,741 shares to Arch Coal for $1 million and sold a convertible debenture for $300,000 both pursuant to an investment agreement. Of the shares sold, 37,741 have been placed in escrow and a portion or all may be returned to the Company if the market price of the Company's shares exceeds a minimum of $9.08 for a twenty-day continuous period during the one-year period from the date of their issuance. The Debenture is convertible into shares after August 2005 at the lower of $20, $30, and $40 per share in the years expiring March 2006, 2007, and 2008, respectively, or 150% of the then current market price. The Debenture is convertible solely at the discretion of Arch. As a part of the share purchase Arch was also granted an option to purchase 50,000 shares for $10.00 per share. The option expires in five years. Under the option, Arch may purchase 16,667 shares after August 2004, another 16,667 shares after August 2005, and the remaining shares after August 2006.

     Conversion of Debt to Shares - The Company assumed convertible debt to a related party as part of the spin-off transaction (see Note 10), which debt, to the extent allowable, was converted to stock in September 2003. Upon such conversion, the Company issued 100,000 shares of its common stock in exchange for $210,000 of such debt.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Stock Options - The Company did not issue any options during 2002. However, as a result of the spin-off (Note 2), options outstanding at ESI were exchanged for options of ADA-ES based on the effective share exchange of one option share for each ten options outstanding at ESI based on the price and terms the options were originally issued. If this exchange had occurred at December 31, 2002, pro forma options outstanding would have been 133,710, with a weighted average exercise price of $2.50. The following is a table of options issued during 2003:

                                                                                            Weighted
                                                                                            Average
                                                           Employees     Non-Employee       Exercise
                                                            Options        Options           Price
                                                            -------        -------           -----
       OPTIONS OUTSTANDING, January 1, 2003                       --           --        $    --
          Options granted resulting from spin-off              133,710         --               2.50
          Other options granted                                 53,600         80,000           5.38
                                                        --------------   ------------    -----------

       OPTIONS OUTSTANDING, December 31, 2003                  187,310         80,000    $      3.94
                                                        ==============   ============    ===========

     The weighted average remaining contractual life for all options as of December 31, 2003 was approximately 4 years. At December 31, 2003, 187,210 options with a weighted average exercise price of $2.50 were fully vested and exercisable. Of the remaining 80,100 options, 30,100 options with a weighted average exercise price of $2.80 vest based on the earlier of specific achievements of individual employees or 5 years and the remaining 50,000 option with an exercise price of $10.00 vest one third after one year, another one third after a second year, and another one third after three years.

     If not previously exercised, options outstanding at December 31, 2003, will expire as follows:

                                                                     Weighted
                               Range                                  Average
                       -----------------------     Number of         Exercise
         Year              Low         High         Options            Price
         ----           ----------  -----------  --------------   -------------

         2005              2.50         2.50         133,710           $ 2.50
         2008              2.50        10.00         133,600           $ 5.38
                                                   ---------
                                                     267,310
                                                   =========

     Change in Shares Authorized - During 2003, the Company changed its authorized shares to 50,000,000 of preferred stock and 50,000,000 of common stock. Preferred shares may be issued in the future in such series and with preferences as determined by the Company's Board of Directors.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  COMMITMENTS AND CONTINGENCIES:
    -----------------------------
     Pension Expense and Retirement Plan - The Company assumed a defined contribution and 401(k) plan covering all eligible employees from ESI as of January 1, 2003. The Company recognized contribution expense of $217,000 and $159,000 for 2003 and 2002, respectively, based on a percentage of the eligible employees' annual compensation. A portion of those expenses were paid for with stock of ESI (see Note 6).

     Office Lease - The Company leases office space under a noncancellable operating lease. Total rental expense was $135,000 and $73,000 for the years ending December 31, 2003 and 2002, respectively. The total minimum rental commitments at December 31, 2003 was $723,000 for lease payments due in 2003 through 2010 as follows:

                  Year                                Amount
                  ----                              ----------

                  2004                              $  113,000
                  2005                                 116,000
                  2006                                 119,000
                  2007                                 122,000
                  2008                                 125,000
                  Thereafter                           128,000
                                                    ----------

                                                    $  723,000
                                                    ==========

     Equipment Purchase - During 2003, the Company entered into an agreement to subsequently purchase equipment previously sold to a customer for $235,000. The Company anticipates it will fully recover its cost in the equipment by using it in a future project.

8. MAJOR CUSTOMERS:
   ---------------

     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the year ended December 31, 2003 and 2002 were as follows (as a percentage of each entity's sales):

          Customer                         2003                   2002
          --------------------------   --------------        --------------

          A (Governmental Contracts)       26%                    41%
          B                                12%                    12%
          C                                11%                    10%
          D                                 -                     14%

     At December 31, 2003, approximately 80% of the Company's trade receivables were from six customers.

     A significant portion of ADA's revenue is derived from contracts with Department of Energy and chemical and equipment sales to coal-burning electric power plants.
                                      F-15

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. INCOME TAXES:
   ------------

     Prior to September 2003, the Company was a wholly owned subsidiary of ESI. The Company's tax attributes were passed through to its Parent and any taxable income was offset by the Parent's tax loss carryforwards. In connection with the spin-off, the Company retained its tax loss carryforward generated in the current year returns. The Company's tax basis of its assets and liabilities carry forward after the spin-off. The following lists the Company's deferred tax assets and liabilities as of December 31, 2003:

          Current assets (liabilities):
              Prepaid expenses                                $  (23,000)
              Deferred revenues and compensation                  69,000
                                                              ----------
                                                                  46,000
          Non-current assets (liabilities)
              Property and intangible asset differences           (2,000)
              Net loss carryforward                               15,000
              Tax credits                                         34,000
                                                              ----------
                                                                  47,000
                Net tax assets                                    93,000
              Net valuation allowances                                 -
                                                              ----------

                                                              $   93,000
                                                              ==========

     As of December 31, 2003, the Company had approximately $40,000 of tax loss carryforwards. The Company's valuation allowance as of December 31, 2003 and 2002 was $0 and $80,000, respectively, and as such, the valuation allowance was reduced by $80,000 in 2003. During the years ended December 31, 2003 and 2002, the Company's deferred tax valuation allowance increased by approximately $80,000 in 2003 and reduced by approximately $174,000 in 2002 (2002 calculated on a "stand-alone" basis). The following is a reconciliation of the actual income tax rate - expense (benefit) to the expected combined Federal and State tax rate of approximately 37%:

                                                        2003            2002
                                                        ----            ----

         Expected income tax rate - expense
           (benefit)                                    37%              37%
         Permanent differences                           1%                -
         Change in the deferred tax
           valuation allowance (decrease)              (67%)            (37%)
                                                       ----             ----

         Actual income tax rate                         (29%)              0%
                                                        ====             ====


     During 2003, the Company determined that it was more probable than not that the Company's net deferred tax asset would be realized in the future and accordingly, the Company eliminated the related valuation allowance.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. RELATED PARTY TRANSACTIONS:
    --------------------------

     In 2003, pursuant to the Distribution Agreement with ESI (see Note 2) the Company assumed a convertible debenture in the amount of $1,000,000 (the "Debenture") with Tectonic Construction Co. ("TCC") and a note in the amount of $150,000 (the "Note"). A director of the Company is the president and majority shareholder of TCC. The Debenture and the Note bore interest at the greater of prime plus two points or 10% which interest was payable quarterly. Of that amount $300,000 was paid off with proceeds of a convertible debenture sold to Arch in a like amount. Also, in September of 2003, TCC converted $210,000 of the remaining debt into 100,000 shares of the Company's stock pursuant to the terms of the debt assumed from ESI. The remaining $640,000 was also paid off in September with the proceeds from a term loan of the same amount obtained from a commercial bank.

     As discussed above in Note 2, the Company executed a Securities Subscription and Investment Agreement with Arch Coal, Inc. in July 2003. Pursuant to the investment agreement, in September 2003 Arch purchased a $300,000 convertible debenture from the Company, purchased 137,741 shares of the Company's Common stock and was also granted an option to purchase 50,000 shares. The Company also co-markets its ADA-249 product under an agreement with Arch as described above. Under that arrangement, the Company has recorded revenue of $150,000 and $60,000 in 2003 and 2002, respectively. The Company also granted Arch certain "piggyback" rights in the event the Company registers certain other equity securities and certain demand registration rights as part of the transaction. A designee of Arch has been appointed a seat on the Company's Board of Directors and management of the Company has agreed in the future to nominate and to vote all proxies and other shares of stock in the Company which they are entitled to vote in favor of that designee so long as Arch holds no less than 100,000 shares of the Company's common stock.

11. BUSINESS SEGMENT INFORMATION:
    ----------------------------

     The Company has three reportable segments: mercury emission controls (MEC), flue gas conditioning and consulting (FGC), and combustion aids and consulting (CA). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

     Year Ended December 31, 2003:
     ----------------------------
                                           MEC            FGC             CA              Total
                                           ---            ---             --              -----

             Total revenue              $3,437,000      $2,037,000      $389,000       $5,863,000
             Segment profit (loss)        $890,000      $1,104,000      $(84,000)      $1,910,000




                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Year Ended December 31, 2002:
        ----------------------------
                                         MEC              FGC              CA            Total
                                         ---              ---              --            -----

             Total revenue            $2,477,000       $2,963,000        $260,000      $5,700,000
             Segment profit (loss)      $272,000       $1,493,000      $(127,000)      $1,638,000


     A reconciliation of the reported total segment profit (loss) to Net Income for the periods shown above is as follows:

                                                                               2003                2002
                                                                            ------------       ------------

             Total segment profit (loss)                                    $  1,910,000       $  1,638,000
             Non-allocated general & administrative expenses                  (1,460,000)        (1,032,000)
             Depreciation and amortization                                      (130,000)          (113,000)
             Interest, other expenses and tax benefit                             89,000            (23,000)
                                                                            ------------       ------------

             Net income                                                     $    409,000       $    470,000
                                                                            ============       ============