Form 10QSB
period 2004-03-31
ADA-ES INC
filed 2004-05-13
CIK 1223112

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,744,191 Shares of Common Stock, no par value outstanding as of April 30, 2004.

Transitional Small Business Disclosure Format: Yes______; No __X_

-----------------------------------------------------------------------------

PART I
Item 1.	FINANCIAL STATEMENTS

                     ADA-ES, Inc. and Subsidiary
                Consolidated Balance Sheet(Unaudited)
                          March 31, 2004
                      (amounts in thousands)

                           	ASSETS

CURRENT ASSETS:
  Cash, and cash equivalents                                     $   651
  Trade receivables, net of allowance for doubtful
   accounts of $5 	                                           1,139
  Inventories                                                         82
  Prepaid expenses and other        	                           108
                                                                   -----
      Total current assets	                                     1,980
                                                                   -----

PROPERTY AND EQUIPMENT, at cost                                    1,522
    Less accumulated depreciation and amortization                  (825)
                                                                   -----
          Net property and equipment        	                     697
                                                                   -----

GOODWILL, net of $1,556 in amortization                            2,024
INTANGIBLE ASSETS, net of $25 in amortization                        112
DEFERRED TAX BENEFIT and other assets                                 64
                                                                  ------
TOTAL ASSETS       	                                         $ 4,877
	                         	                              ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                               $   412
  Accrued payroll and related                                        236
  Current portion long-term debt                                     115
  Accrued expenses                                                    42
  Deferred revenues                                                  116
                                                                   -----
	Total current liabilities                                      921
                                                                   -----
LONG-TERM LIABILITIES:
  Notes and accrued interest payable to related party                309
  Notes payable, net of current portion                              166
  Deferred compensation and other liabilities	                      56
                                                                   -----
      Total long-term liabilities                                    531
                                                                   -----
STOCKHOLDERS' EQUITY:
  Common stock no par value                                        4,943
  Accumulated deficit	                                          (1,518)
                                                                  ------
	Total stockholders' equity                                   3,425
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                 $ 4,877
                                                                  ======

See accompanying notes.

-----------------------------------------------------------------------------

                          ADA-ES, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
                Three Months Ended March 31, 2004 and 2003
                 (amounts in thousands, except per share)

                                                     2004               2003
 REVENUES:                                           ----               ----
     Flue gas conditioning                         $  421             $  600
     Mercury emission control                       1,021                512
     Combustion aids and other                         98                155
                                                    -----              -----
        Total revenues                              1,540              1,267

COST OF SERVICES                                      846                560
                                                    -----              -----
GROSS MARGIN                                          694                707

COST AND EXPENSES:
    General and administrative                        456                476
    Research & development                            216                150
    Depreciation and amortization                      36                 24
                                                    -----              -----
             Total expenses                           708                650
                                                    -----              -----
OPERATING INCOME (LOSS)                               (14)                57

OTHER INCOME (EXPENSE):
    Interest expense                                  (14)                (1)
    Other, net                                          4                  2
                                                    -----              -----
     Total other income (expense)                     (10)                 1
                                                    -----              -----
NET INCOME (LOSS)                                  $  (24)            $   58
                                                   ======             ======
NET INCOME PER COMMON Share (as adjusted,
 Basic and Diluted):                               $ (.01)            $  .02
                                                   ======             ======
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (adjusted):                            3,687              3,355
                                                   ======             ======
---------------------------------------------------------------------------
                             ADA-ES, Inc. and Subsidiary
      Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                    Three Months Ended March 31, 2004 and 2003
                               (amounts in thousands)

                              Common Stock    Receivable  Accumulated
                             Shares  Amount  from Parent    Deficit   Total
                             ------  ------  -----------  ----------- ------
Balances, January 1, 2003        10  $5,326     $ (473)    $ (1,903) $2,950
 Cash distributions to Parent     -	    -	         (52)          -      (52)
 Net income for the period	    -     -           -            58      58
		                   ----  ------      -----       ------   -----
Balances, March 31, 2003         10  $5,326      $(525)    $ (1,845) $2,956
			             ====  ======	 =====       ======   =====

Balances, January 1, 2004     3,582  $4,467      $   -     $ (1,494) $2,973
 Stock issued for pension
  liabilities                    21     147          -           -      147
 Exercise of stock options      132     329          -           -      329
 Net loss for the period	   -       -           -          (24)    (24)
                              -----  ------       ------     ------    -----
Balances, March 31, 2004      3,735  $4,943      $   -     $ (1,518)  $3,425
			            =====  ======	  ======     ======    =====

See accompanying notes.

-----------------------------------------------------------------------------
                       ADA-ES, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows(Unaudited)
              For the Three Months Ended March 31, 2004 and 2003
                          (amounts in thousands)

                                                           2004        2003
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $   (24)     $   58
  Adjustments to reconcile net (loss) income to net
   cash used in operations:
    Depreciation and amortization                            36          24
    Accrued expenses paid with stock        	            147          -
    Change in operating assets and liabilities:
  	(Increase) decrease in:
        Receivables                                         (74)        413
        Inventories                                          -          (59)
        Other assets                                          8           7
      Increase (decrease) in:
        Accounts payable                                    250         (97)
        Accrued expenses                                   (127)        103
        Other liabilities                                   (65)        (23)
                                                          -----       -----
       Net cash provided by operating activities            151         426
                                                          -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures		               	           (273)       (176)
                                                          -----       -----
	Net cash used by investing activities                (273)       (176)
                                                          -----       -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments notes payable                                   (333)         -
  Advances to Parent                                         -          (52)
  Exercise of stock options                                 329          -
                                                          -----       -----
	Net cash used by financing activities                  (4)        (52)
                                                          -----       -----
Net increase (decrease) in cash and cash equivalents       (126)        198

Cash and cash equivalents at beginning of period            777         325
                                                          -----       -----
Cash and equivalents at end of period 			   $  651      $  523
                                                          =====       =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		               $    9      $    1
                                                          =====       =====
      Stock issued for services                          $  147      $    -
                                                          =====       =====

See accompanying notes.

-----------------------------------------------------------------------------

                           ADA-ES, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Unaudited)
                                   March 31, 2004

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's Form 10KSB, filed for the year ended December 31, 2003.

(2)  Net Income Per Share and Weighted Average Shares Outstanding
The amounts shown have been adjusted to reflect the shares outstanding as if the spin-off from Earth Sciences, Inc. (ESI) had occurred at the beginning of the period shown.

(3) Business Segment Information
The Company has three reportable segments: flue gas conditioning and consulting (FGC), mercury emission controls (MEC), and combustion aids and consulting (CA). All assets are located in the US and are not evaluated by management on a segment basis. All significant customers are US companies.

                                      (amounts in thousands)
Three months ended March 31, 2004
------------------------------
                           FGC       MEC       CA         Total
Total revenue          $   421   $ 1,021   $   98      $  1,540
Segment profit (loss)  $   251   $   161   $  (13)     $    399


Three months ended March 31, 2003
------------------------------
                           FGC       MEC       CA         Total
Total revenue          $   600   $   512   $  155      $  1,267
Segment profit (loss)  $   342   $   118   $   (8)     $    452


A reconciliation of reported total segment profit (loss) to Net Income for the periods shown above is as follows:
                                              (amounts in 000's)
                                           2004             2003
                                           ----             ----
Total segment profit                     $  399           $  452
Non-allocated general & admin expenses     (377)            (371)
Depreciation and amortization               (36)             (24)
Interest and other income (expenses)        (10)               1
                                           ----             ----
Net Income (Loss)                        $  (24)           $  58
                                           ====             ====
-----------------------------------------------------------------------------

Item 2.	 Management's Discussion and Analysis or Plan of Operation.
This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operation of the Company should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10KSB. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions; adverse weather; changes in federal income tax laws and federal funding for environmental technology/specialty chemicals programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operation.


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

Mercury has been identified as a toxic substance and the EPA is under court order to issue regulations for its control. The growth of the MEC market for the electric utility industry will most likely be dependent on federal and/or state regulations, which are in various stages of enactment. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are enacted. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this emerging market will be dependent on (i) DOE- and industry-funded contracts, (ii) mercury testing services and
(iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by enacted regulations. Although we expect this market to show steady growth over the next several years, significant revenue growth is anticipated when federal regulations impact the large market of existing boilers.

The market for our FGC chemicals and services is relatively flat and is expected to only show modest growth, if any, in the near-term. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important contribution to the overall profitability of the Company. In spite of several successful demonstrations, market acceptance for our CA products has not grown as previously expected. Commencement of continuing sales to a significant customer in 2004 is important, and is expected, if such occurs, to help promote additional sales.

The Company recently announced that it has signed a $10 million contract with We Energies, a subsidiary of Wisconsin Energy Corporation to assist with the design, installation, and operation of mercury control technology over the next five years at We Energies' Presque Isle Power Plant in Marquette, Michigan. We Energies is the exclusive utility sponsor of the $53 million project that will be the nation's first full-scale installation and evaluation of the Electric Power Research Institute (EPRI) TOXECON(tm) process. The U.S. Department of Energy (DOE) is providing $24.8 million to support the project, which is one of six selected under President Bush's Clean Coal Power Initiative. As a condition of the contract, both ADA-ES and EPRI will assume repayment obligations to the DOE for its support, in the form of a percentage of future revenues received from the sale of the technology, sorbents and equipment tested and developed in the project.

The Company also recently announced a cooperative agreement with Thermo Electron Corporation to develop a continuous emission monitoring system
(CEMS) for the measurement of mercury in flue gas. Under this agreement, Thermo, the leading supplier of stack gas monitors to the U.S. power generation market, will design and manufacture the mercury CEMS. ADA-ES will conduct extensive field validation prior to the product's commercialization, which is scheduled for April 2005. Pending Federal legislation for reducing power plant mercury emissions has generated the need for enhanced flue gas mercury removal technology and the associated requirement to validate its performance via continuous emission monitoring. This challenging monitoring application requires extensive field studies under a broad range of flue gas matrices and operating conditions. The activities with Thermo are expected to provide a unique opportunity to accelerate the evaluation of sorbent injection based mercury removal systems and concurrently demonstrate the suitability of Thermo's mercury CEMS.

Liquidity and Capital Resources
The Company had a positive working capital of $1.1 million at 3/31/04. The amount represents a decrease of approximately $300,000 for the quarter. Management believes that existing and expected improving working capital, through continued and improved cash flow from ongoing operations, will be sufficient to meet the anticipated needs of the Company throughout 2004. However, there can be no assurances that the positive cash flow that has been achieved will continue. The Company also has a $250,000 line-of-credit arrangement with a bank to help with its working capital needs. No amounts were outstanding under the line as of 3/31/04.

The Company's principal source of liquidity is its existing working capital and operating cash flows as supplemented by its line-of-credit noted above. The continuation of positive cash flow is somewhat dependent upon the continuation of chemical sales and operations of the flue gas conditioning
(FGC) units currently in-place in Wisconsin, Louisiana and Iowa, each of which provide an average monthly cash flow of approximately $20,000. Unsatisfactory results, which could be caused by a combination or single factor such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), and/or overall cost/benefit analysis, at any of those units may decrease or end the sale of chemicals for such units. The Company is also performing services under three DOE and industry co-funded contracts, which overall are expected to produce an estimated $5.1 million in revenues in 2004. Of that amount approximately 15% represents cost share amounts from industry partners, and 50% represents reimbursement from DOE for costs that pass through the Company. Currently funding has been approved by the DOE for approximately $4.1 million of its share of those contracts. If further funding were not approved, the Company would decrease or cease activities on those contracts and we would expect to maintain a positive cash flow but at a somewhat reduced level.

Debt service obligations in 2004 total approximately $145,000, although the Company made an additional unscheduled payment of $300,000 on its term debt during the first quarter of 2004 in an effort to reduce interest expense. Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2004 are estimated at $350,000. The Company expects to fund these requirements out of existing working capital and cash flow from operations.

The Company assumed a defined contribution and 401(k) plan covering all eligible employees from Earth Sciences Inc. as of January 1, 2003. The Company matches up to 5% of salary amounts deferred by employees in the Plan. During the first quarter of 2004, the Company recognized $22,000 of matching expense; this expense is expected to amount to approximately $86,000 in 2004. In the past the Company has also made discretionary contributions to the Plan amounting to approximately 10% of salaries, which amounts were paid in stock. At December 31, 2003, the Company had authorized a discretionary contribution of $147,000, which amount was paid in the first quarter of 2004 through the issuance of stock. In 2004 such discretionary amounts may be paid as bonuses and, based on budget figures, may total approximately $206,000. No amounts have been accrued for these potential payments due to the loss incurred in the first quarter of 2004.

The Company has recorded net deferred tax assets of $93,000 as of 12/31/03. Based on existing R&D contracts supported by the DOE and industry, the Company has determined that it is more probable than not that those deferred tax assets will be realized in the future.

Cash flow provided from operations totaled $151,000 for the first quarter of 2004 compared to $426,000 for same period in 2003. Cash flow from operations in 2003 was higher than 2004 as the result of a significant decrease in accounts receivable in the first quarter of 2003, which change improved the Company's cash flow at the end of that period. Cash flow provided from operations in 2004 resulted primarily from the operating loss plus non-cash charges for depreciation and amortization plus and minus other components of working capital. Cash flow from net investing activities for 2004 includes a use for capital expenditures of $(273,000). Cash flow from financing activities in 2004 consisted of payments on notes payable of $(333,000), and proceeds from the exercise of stock options of $329,000. Cash flow provided from operations in 2003 also resulted primarily from the operating income plus non-cash charges for depreciation and amortization and changes in other assets and liabilities. Cash flow from investing activities for 2003 includes a use for capital expenditures of $(176,000). Cash flow from financing activities in 2003 consisted of advances to its then parent company, ESI, of $(52,000).

Results of Operations
Revenues totaled $1,540,000 in the first quarter of 2004 versus $1,267,000 in for the same period in 2003. Revenues for the first quarter of 2004 increased $509,000 due to increased sales in MEC activities and decreased $179,000 from FGC activities and $57,000 in CA revenues. The decline in FGC revenues is primarily the result of chemical sales in the first quarter 2003 for two temporary users in 2003 that were not repeated in the first quarter of 2004 ($63,000) and revenues from a DOE supported program that was completed in 2003 ($51,000). The Company sold FGC chemicals and services to three utilities during the second half of 2003, all of which were continuing customers in the first quarter of 2004. We expect FGC revenues in 2004 to show only modest growth, if any. CA revenues for the first quarter of 2003 include installation of a feed system at one of our continuing customers that was not repeated in the first quarter of 2004. CA revenues for the first quarter of 2004, although minor, represent chemical sales to three continuing customers. In order for CA revenues to grow appreciably, we will need to add additional customers. MEC revenues are primarily a function of government and industry supported field demonstrations of our mercury control technology and other consulting in mercury emission measurement. MEC revenues for the first quarter are somewhat below anticipated levels due solely to delays in planned activities that are expected to be performed at a later date. The Company's government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. The Company believes, however, it has complied with all the requirements of the contracts and future adjustments, if any, will not be
material.   Based on contracts in hand, total revenues for 2004 are
anticipated to grow by approximately 30% from the 2003 level.

Cost of services increased by $286,000 in the first quarter of 2004 as compared to the same period in 2003 directly as a result of the increased revenue generating activities. ADA-ES experienced positive gross margins in the first quarters of 2004 and 2003 of 45% and 56%, respectively. As noted above, management expects the amount of time and materials work to represent an increasing source of revenues wherein the anticipated gross margins are less than for our specialty chemical sales. Gross margins for 2004 are expected to decline from the levels achieved in 2003, both as a result of an increasing proportion of time and materials work and the Company's increasing its share of costs in the field demonstration projects in which it has elected to participate.

Research and development increased in the first quarter of 2004 by $66,000 to $216,000 as compared to $150,000 in 2003. The Company incurs R&D expenses not only on direct activities it conducts but also by sharing a portion of the costs in the government and industry programs in which it participates. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to grow at about 10% per year for the next several years.

General and administrative expenses decreased by $20,000 to $456,000 in the first quarter of 2004. However, the amount shown for 2004 excludes a profit sharing expense of approximately $35,000 that was included in the $476,000 shown for the same period of 2003. The otherwise increase in the first quarter of 2004 results primarily from increases in staff and our office space as the Company prepares for the anticipated growth in the mercury control market, and other general increases in costs, such as insurance.

The Company's interest expense totaled approximately $14,000 for the first quarter of 2004 and $1,000 for the same period in 2003. As a result of the debenture to Arch Coal and the term debt noted above we expect interest expense in 2004 to total around $42,000.

Critical Accounting Policies and Estimates
Significant estimates are used in preparation of the financial statements and include the Company's allowance for doubtful accounts, which is based on historical experience. However, a significant amount of the Company's accounts receivable ($338,000 and $191,000 at March 31, 2004 and 2003, respectively) is from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. The Company has not experienced significant adjustments in the past, nor do we expect that a significant adjustment will be made in the future. The Company uses its judgment to support the current fair value of goodwill and other intangible assets of $2.1 million on the consolidated balance sheet. Although the Company has had an independent valuation prepared, which support its recorded value and, management believes the fair value of other recorded intangibles are not impaired, market demand for the Company's product and services could change in the future requiring a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available.

Item 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company's disclosure controls and procedures which took place as of March 31, 2004, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

During the company's last fiscal quarter, there have been no significant changes in such controls or in other factors that have materially affected, or is reasonably likely to materially affect, those controls.

PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K
 (a)  Exhibits -  10.16 Purchase Order #4500589101 signed 3/18/04 from We
                        Energies
                  10.17	Clean Coal Power Initiative Repayment Agreement
                        between the U.S. Department of Energy and ADA-ES,
                        Inc. dated April 6, 2004
                  10.18	TOXECON Sorbent Sales Repayment Agreement by and
                        between Norit America Inc. and ADA-ES, Inc. dated February 18, 2004
                  10.19	Development and Field Validation Agreement between
                        Thermo Environmental Instruments Inc, and ADA-ES,
                        Inc. dated April 16, 2004
                  10.20	Distribution Agreement between Thermo Environmental
                        Instruments Inc, and ADA-ES, Inc. dated April 16,
                        2004
                  31	Certification of Chief Executive and Chief Financial
                        Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)
          		32	Certification Pursuant to 18 U.S.C. Section 1350

No other changes from Item 13 of Registrant's 2003 Form 10-KSB.

(b)	Forms 8-K -  March 5, 2004  reporting Item 5. Other Events and
	Regulation FD Disclosures including as an exhibit the March 5, 2004 Press Release Announcing Fourth Quarter And Year-End Financial Results.

SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					         ADA-ES, Inc.
                                      -------------
						   Registrant

Date:  May 12, 2004           /s/ Michael D. Durham
                              ----------------------
			                Michael D. Durham
                       President and Chief Executive Officer


Date:  May 12, 2004          /s/ Mark H. McKinnies
                             ----------------------
                                 Mark H. McKinnies
                             Chief Financial Officer