Form 10QSB
period 2004-06-30
ADA-ES INC
filed 2004-08-05
CIK 1223112

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,744,191 Shares of Common Stock, no par value outstanding as of July 30, 2004.

Transitional Small Business Disclosure Format: Yes______; No __X_

-----------------------------------------------------------------------------

PART I
Item 1.	FINANCIAL STATEMENTS

                     ADA-ES, Inc. and Subsidiary
                Consolidated Balance Sheet(Unaudited)
                          June 30, 2004
                      (amounts in thousands)

                           	ASSETS

CURRENT ASSETS:
  Cash, and cash equivalents                                     $ 1,100
  Trade receivables, net of allowance for doubtful
   accounts of $5 	                                           1,033
  Inventories                                                         82
  Prepaid expenses and other        	                           407
                                                                   -----
      Total current assets	                                     2,622
                                                                   -----

PROPERTY AND EQUIPMENT, at cost                                    1,555
    Less accumulated depreciation and amortization                  (863)
                                                                   -----
          Net property and equipment        	                     692
                                                                   -----


GOODWILL, net of $1,556 in amortization                            2,024
INTANGIBLE ASSETS, net of $28 in amortization                        128
DEFERRED TAX BENEFIT and other assets                                 64
                                                                  ------
TOTAL ASSETS       	                                          $ 5,530
	                         	                               ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                               $   537
  Accrued payroll and related                                        218
  Current portion long-term debt                                     150
  Accrued expenses                                                    24
  Deferred revenues                                                  620
                                                                   -----
	Total current liabilities                                    1,549
                                                                   -----
LONG-TERM LIABILITIES:
  Notes and accrued interest payable to related party                314
  Notes payable, net of current portion                               96
  Deferred compensation and other liabilities	                      58
                                                                   -----
      Total long-term liabilities                                    468
                                                                   -----
STOCKHOLDERS' EQUITY:
  Common stock no par value                                        4,990
  Accumulated deficit	                                          (1,477)
                                                                  ------
	Total stockholders' equity                                   3,513
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                 $ 5,530
                                                                  ======

See accompanying notes.

-----------------------------------------------------------------------------

                          ADA-ES, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
                Three and Six Months Ended June 30, 2004 and 2003
                 (amounts in thousands, except per share)

                                            3 Months ended     6 Months ended
                                         6/30/04    6/30/03  6/30/04  6/30/03
REVENUES:                                 ------    -------   ------   ------
     Mercury emission control             $1,278    $ 1,022   $2,299   $1,534
     Flue gas conditioning                   387        482      808    1,082
     Combustion aids and other               109        101      207      256
                                           -----      -----    -----    -----
        Total revenues                     1,774      1,605    3,314    2,872

COST OF SERVICES                             975        768    1,821    1,328
                                           -----      -----    -----    -----
GROSS MARGIN                                 799        837    1,493    1,544

COST AND EXPENSES:
    General and administrative               440        503      896      980
    Research & development                   263        176      479      326
    Depreciation and amortization             42         32       78       56
                                           -----      -----    -----    -----
             Total expenses                  745        711    1,453    1,362
                                           -----      -----    -----    -----
OPERATING INCOME                              54        126       40      182

OTHER INCOME (EXPENSE):
    Interest expense                         (10)        (1)     (24)      (1)
    Other, net                                (3)       (17)       1      (15)
                                           -----      -----    -----    -----
     Total other income (expense)            (13)       (18)     (23)     (16)
                                           -----      -----    -----    -----
NET INCOME                                $   41     $  108   $   17   $  166
                                          ======     ======   ======   ======
NET INCOME PER COMMON Share (as adjusted,
 Basic and Diluted):                      $  .01     $  .03   $  .00   $  .05
                                          ======     ======   ======   ======
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (adjusted):                   3,741      3,355    3,714    3,355
                                          ======     ======   ======   ======
---------------------------------------------------------------------------
                             ADA-ES, Inc. and Subsidiary
      Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                    Six Months Ended June 30, 2004 and 2003
                               (amounts in thousands)

                              Common Stock    Receivable  Accumulated
                             Shares  Amount  from Parent    Deficit   Total
                             ------  ------  -----------  ----------- ------
Balances, January 1, 2003        10  $5,326     $ (473)    $ (1,903) $2,950
 Cash distributions to Parent     -      -        (106)          -     (106)
 Stock option issued for
  Services                        -      13         -            -       13
 Net income for the period	    -      -          -           166     166
		                   ----  ------      -----       ------   -----
Balances, June 30, 2003          10  $5,339      $(579)    $ (1,737) $3,023
			             ====  ======	 =====       ======   =====

Balances, January 1, 2004     3,582  $4,467      $  -      $ (1,494) $2,973
 Stock issued for pension
  liabilities                    22     147         -            -      147
 Stock issued for services        4      35         -            -       35
 Exercise of stock options      136     341         -            -      341
 Net income for the period	   -       -          -            17      17
                              -----  ------      -----       ------   -----
Balances, June 30, 2004       3,744  $4,990     $   -      $ (1,477) $3,513
			            =====  ======      =====       ======   =====

See accompanying notes.

-----------------------------------------------------------------------------
                       ADA-ES, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows(Unaudited)
              For the Six Months Ended June 30, 2004 and 2003
                          (amounts in thousands)

                                                           2004        2003
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $    17      $  166
  Adjustments to reconcile net income to net
   cash provided (used) in operations:
    Depreciation and amortization                            78          56
    Accrued expenses paid with stock        	            182          13
    Change in operating assets and liabilities:
  	(Increase) decrease in:
        Receivables                                          32         (16)
        Inventories                                          -          (67)
        Other assets                                       (291)         12
      Increase (decrease) in:
        Accounts payable                                    375        (141)
        Accrued expenses                                   (160)         81
        Deferred revenues and other liabilities             444        (108)
                                                          -----       -----
       Net cash provided (used) by operating activities     677          (4)
                                                          -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures		                             (325)       (249)
                                                          -----       -----
	Net cash used by investing activities                (325)       (249)
                                                          -----       -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceed from notes payable                                 -          100
  Payments notes payable                                   (370)         (3)
  Advances to Parent                                         -         (106)
  Exercise of stock options                                 341          -
                                                          -----       -----
	Net cash used by financing activities                 (29)         (9)
                                                          -----       -----
Net increase (decrease) in cash and cash equivalents        323        (262)

Cash and cash equivalents at beginning of period            777         325
                                                          -----       -----
Cash and equivalents at end of period 			   $1,100      $   63
                                                          =====       =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		               $   15      $    1
                                                          =====       =====
      Stock and options issued for services              $  182      $   13
                                                          =====       =====

See accompanying notes.

-----------------------------------------------------------------------------

                           ADA-ES, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Unaudited)
                                   June 30, 2004

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

(3) Business Segment Information
The Company has three reportable segments: mercury emission controls
(MEC),flue gas conditioning and consulting (FGC), and combustion aids and consulting (CA). All assets are located in the US and are not evaluated by management on a segment basis. All significant customers are US companies.

                                      (amounts in thousands)
Three months ended June 30, 2004
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 1,278   $   387   $  109      $  1,774
Segment profit         $   153   $   187   $   22      $    362

Six months ended June 30, 2004
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 2,299   $   808   $  207      $  3,314
Segment profit         $   314   $   438   $    9      $    761

Three months ended June 30, 2003
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 1,022   $   482   $  101      $  1,605
Segment profit (loss)  $   287   $   234   $  (11)     $    510

Six months ended June 30, 2003
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 1,534   $ 1,082   $  256      $  2,872
Segment profit (loss)  $   405   $   576   $  (19)     $    962

A reconciliation of reported total segment profit to Net Income for the periods shown above is as follows:
                                              (amounts in 000's)
                                           2004             2003
                                           ----             ----
                                      3 mos.  6 mos.   3 mos.  6 mos.
                                      ------  ------   ------  ------
Total segment profit                  $  362  $  761   $  510  $  962
Non-allocated general & admin expenses  (266)   (643)    (352)   (724)
Depreciation and amortization            (42)    (78)     (32)    (56)
Interest and other expenses              (13)    (23)     (18)    (16)
                                        ----    ----     ----    ----
Net Income                            $   41  $   17   $  108  $  166
                                        ====    ====     ====    ====
-----------------------------------------------------------------------------

Item 2.	 Management's Discussion and Analysis or Plan of Operation.
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

Mercury has been identified as a toxic substance and the EPA is under court order to issue regulations for its control, which are expected in March 2005. The growth of the MEC market for the electric utility industry will most likely be dependent on federal and/or state regulations, which are in various stages of enactment. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are enacted. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this emerging market will be dependent on (i) DOE- and industry-funded contracts, (ii) mercury testing services and (iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by enacted regulations. Although we expect this market to show steady growth over the next several years, significant revenue growth is anticipated when federal regulations impact the large market of existing boilers.

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

The Company recently announced that it has signed a commercial contract for $455,000 to supply activated carbon injection equipment for mercury control to a utility client. The system is expected be used as part of a test plan for the coal-fired plant to comply with State requirements to reduce mercury emissions and is expected to be delivered and installed during the third quarter of 2004.

The Company also recently announced it signed a commercial contract to supply and install a FGC system to improve capture of flyash particles at a Midwestern coal-fired power plant. The plant is making provisions to switch to coal from the Wyoming Powder River Basin (PRB). The Company's proprietary FGC technology is expected to enhance performance of the plant's high temperature electrostatic precipitator (ESP), which captures the flyash particles. The contract calls for the purchase and installation of the equipment for approximately $300,000. The Company expects the equipment to be installed and operational in December 2004 and at that time, it is expected to begin injecting the Company's proprietary chemical. Based upon historical average usage of the chemical at existing customers' plants, it is anticipated that future chemical purchases will provide additional revenues of $500,000 - $700,000 per year.

Liquidity and Capital Resources
The Company had a positive working capital of $1.1 million at 6/30/04. The amount represents approximately no change for the quarter. Management believes that existing and expected improving working capital, through continued and improved cash flow from ongoing operations, will be sufficient to meet the anticipated needs of the Company throughout 2004. However, there can be no assurances that the positive cash flow that has been achieved will continue. The Company also has a $250,000 line-of-credit arrangement, which was renewed in May with a bank to help with its working capital needs. No amounts were outstanding under the line as of 6/30/04.

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

Debt service obligations in 2004 total approximately $145,000, although the Company made an additional unscheduled payment of $300,000 on its term debt during the first quarter of 2004 in an effort to reduce interest expense. Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2004 are estimated at $400,000. The Company expects to fund these requirements out of existing working capital and cash flow from operations.

The Company assumed a defined contribution and 401(k) plan covering all eligible employees from Earth Sciences Inc. as of January 1, 2003. The Company matches up to 5% of salary amounts deferred by employees in the Plan. During the first half of 2004, the Company recognized $34,000 of matching expense; this expense is expected to amount to approximately $86,000 in 2004. In the past the Company has also made discretionary contributions to the Plan amounting to approximately 10% of salaries, which amounts were paid in stock. At December 31, 2003, the Company had authorized a discretionary contribution of $147,000, which amount was paid in the first quarter of 2004 through the issuance of stock. In 2004 such discretionary amounts may be paid as bonuses and, based on budget figures, may total approximately $206,000. As of 6/30/04 approximately $7,000 has been accrued for these potential payments as a result of the net income recognized in the first half of 2004.

The Company has recorded net deferred tax assets of $93,000 as of 12/31/03. Based on existing R&D contracts supported by the DOE and industry, the Company has determined that it is more probable than not that those deferred tax assets will be realized in the future.

Cash flow provided from operations totaled $677,000 for the first six months of 2004 compared to a use of ($4,000) for same period in 2003. Cash flow from operations in 2004 was higher than 2003 as the result of significant increases in accounts payable and deferred revenues in the first half of 2004, which change improved the Company's cash flow at the end of the current period. Cash flow provided from operations in 2004 resulted primarily from the operating income plus non-cash charges for depreciation, amortization and expenses paid with stock plus and minus other components of working capital. Cash flow from net investing activities for 2004 includes a use for capital expenditures of $(325,000). Cash flow from financing activities in 2004 consisted of payments on notes payable of $(370,000), and proceeds from the exercise of stock options of $341,000. Cash flow used in operations in 2003 also resulted primarily from the operating income plus non-cash charges for depreciation and amortization and changes in other operating assets and liabilities. Cash flow from investing activities for 2003 includes a use for capital expenditures of $(249,000). Cash flow from financing activities in 2003 consisted of payments on capital leases of ($3,000), proceeds from a note payable of $100,000 and advances to its then parent company, ESI, of $(106,000).

Results of Operations
Revenues totaled $1,774,000 in the second quarter of 2004 versus $1,605,000 for the same period in 2003. Revenues for the second quarter of 2004 increased $264,000 due to increased sales in MEC and CA activities and decreased $95,000 from FGC activities. The decline in FGC revenues is primarily the result of chemical sales in the second quarter 2003 for one temporary user in 2003 that were not repeated in the second quarter of 2004 and revenues from a DOE supported program that was completed in 2003. The Company sold FGC chemicals and services to three utilities during the second half of 2003, all of which were continuing customers in the first half of 2004. We expect FGC revenues in 2004 to show only modest growth, assuming the contract for a new installation noted above is completed in 2004. CA revenues for the half quarter of 2003 include installation of a feed system at one of our continuing customers that was not repeated in the first half of 2004. CA revenues for the first half of 2004, although minor, represent chemical sales to three continuing customers. In order for CA revenues to grow appreciably, we will need to add additional customers. MEC revenues are primarily a function of government and industry supported field demonstrations of our mercury control technology and other consulting in mercury emission measurement. The MEC revenues for the second quarter of 2004 represent an increase of 25% from the same period in 2003, but are somewhat below anticipated levels due solely to delays in planned activities that are expected to be performed at a later date. The Company's government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. The Company believes, however, it has complied with all the requirements of the contracts and future adjustments, if any, will not be
material.   Based on contracts in hand, total revenues for 2004 are
anticipated to grow by approximately 30% from the 2003 level.

Cost of services increased by $207,000 in the second quarter of 2004, and increased $493,000 in the first half of 2004 as compared to the same periods in 2003 both as a result of the increased revenue generating activities. ADA-ES experienced positive gross margins in the second quarters of 2004 and 2003 of 45% and 52%, respectively. As noted above, management expects the amount of time and materials work to represent an increasing source of revenues wherein the anticipated gross margins are less than for our specialty chemical sales. Gross margins for 2004 are expected to decline from the levels achieved in 2003, both as a result of an increasing proportion of time and materials work and the Company's increasing its share of costs in the field demonstration projects in which it has elected to participate.

Research and development increased in the second quarter of 2004 by $87,000 to $263,000 as compared to $176,000 in 2003. For the first half of 2004, such expenses increased $153,000 to $479,000. The Company incurs R&D expenses not only on direct activities it conducts but also by sharing a portion of the costs in the government and industry programs in which it participates. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to grow at about 10% per year for the next several years.

General and administrative expenses decreased by $63,000 to $440,000 in the second quarter of 2004, and decreased $84,000 to $896,000 for the first half of 2004. However, the amount shown for 2004 excludes a profit sharing expense of approximately $67,000 that was included in the $980,000 shown for the same period of 2003. The otherwise increase in the first quarter of 2004 results primarily from increases in staff and our office space as the Company prepares for the anticipated growth in the mercury control market, and other general increases in costs, such as insurance.

The Company's interest expense totaled approximately $10,000 and $24,000 for the second quarter and first half of 2004 and $1,000 each for the same periods in 2003. As a result of the debenture to Arch Coal and the term debt noted above we expect interest expense in 2004 to total around $42,000.

Critical Accounting Policies and Estimates
Significant estimates are used in preparation of the financial statements and include the Company's allowance for doubtful accounts, which is based on historical experience. However, a significant amount of the Company's accounts receivable ($203,000 and $249,000 at June 30, 2004 and 2003, respectively) is from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. The Company has not experienced significant adjustments in the past, nor do we expect that a significant adjustment will be made in the future. The Company uses its judgment to support the current fair value of goodwill and other intangible assets of $2.2 million on the consolidated balance sheet. Although the Company has had an independent valuation prepared, which supports its recorded value and, management believes the fair value of other recorded intangibles are not impaired, market demand for the Company's product and services could change in the future requiring a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available.

Item 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company's disclosure controls and procedures which took place as of June 30, 2004, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

PART II.  OTHER INFORMATION
Item 2. Changes in Securities.
(c) On September 5, 2003, the Company issued 3,334,489 shares of its common stock to Earth Sciences, Inc. to facilitate the spin-off described above. No consideration was paid for such shares. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933.
Item 6.  Exhibits and Reports on Form 8-K
 (a)  Exhibits -  31    Certification of Chief Executive and Chief Financial
                        Officer of ADA-ES, Inc. Pursuant  to 17 CFR 240.13a-
                        14(a)or 17 CFR 240.15d-14(a)
          	      32    Certification Pursuant to 18 U.S.C. Section 1350

No other changes from Item 13 of Registrant's 2003 Form 10-KSB and Item 6(a) of
Registrant's Form 10QSB.

(b)	Forms 8-K -  May 11, 2004  reporting Item 5. Other Events and
	Regulation FD Disclosures including as an exhibit the May 11, 2004 Press Release Announcing First Quarter 2004 Financial Results.

SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					         ADA-ES, Inc.
                                 -------------
						   Registrant

Date:  August 5, 2004           /s/ Michael D. Durham
                                ----------------------
			                  Michael D. Durham
                                 President and Chief Executive Officer


Date:  August 5, 2004          /s/ Mark H. McKinnies
                               ----------------------
                                 Mark H. McKinnies
                                 Chief Financial Officer