Form 10QSB
period 2004-09-30
ADA-ES INC
filed 2004-11-04
CIK 1223112

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,764,586 Shares of Common Stock, no par value outstanding as of October 29, 2004.

Transitional Small Business Disclosure Format: Yes______; No __X_

-----------------------------------------------------------------------------

PART I
Item 1.	FINANCIAL STATEMENTS

                     ADA-ES, Inc. and Subsidiary
                Consolidated Balance Sheet(Unaudited)
                          September 30, 2004
                      (amounts in thousands)

                           	ASSETS

CURRENT ASSETS:
  Cash, and cash equivalents                                     $ 1,226
  Investments available for sale                                   6,996
  Trade receivables, net of allowance for doubtful
   accounts of $5 	                                           1,185
  Inventories                                                         84
  Prepaid expenses and other        	                           347
                                                                   -----
      Total current assets	                                     9,838
                                                                   -----

PROPERTY AND EQUIPMENT, at cost                                    1,367
    Less accumulated depreciation and amortization                  (885)
                                                                   -----
          Net property and equipment        	                     482
                                                                   -----


GOODWILL, net of $1,556 in amortization                            2,024
INTANGIBLE ASSETS, net of $30 in amortization                        145
DEFERRED TAX BENEFIT and other assets                                 64
                                                                  ------
TOTAL ASSETS       	                                        $ 12,553
	                         	                              ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                              $    585
  Accrued payroll and related                                        216
  Accrued expenses                                                    49
  Deferred revenues                                                  178
                                                                   -----
	Total current liabilities                                    1,028
                                                                   -----
LONG-TERM LIABILITIES:
  Deferred compensation and other liabilities	                     144
                                                                   -----
      Total long-term liabilities

STOCKHOLDERS' EQUITY:
  Common stock no par value                                       12,636
  Accumulated deficit	                                          (1,255)
                                                                  ------
	Total stockholders' equity                                  11,381
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                $ 12,553
                                                                  ======

See accompanying notes.

-----------------------------------------------------------------------------

                          ADA-ES, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
                Three and Nine Months Ended September 30, 2004 and 2003
                 (amounts in thousands, except per share)

                                            3 Months ended     9 Months ended
                                         9/30/04    9/30/03  9/30/04  9/30/03
REVENUES:                                 ------    -------   ------   ------
     Mercury emission control             $2,275    $ 1,018   $4,574   $2,552
     Flue gas conditioning                   472        452    1,280    1,534
     Combustion aids and other                94         44      301      300
                                           -----      -----    -----    -----
        Total revenues                     2,841      1,514    6,155    4,386

COST OF SERVICES                           1,703        844    3,524    2,171
                                           -----      -----    -----    -----
GROSS MARGIN                               1,138        670    2,631    2,215

COST AND EXPENSES:
    General and administrative               542        424    1,438    1,404
    Research & development                   331        137      810      464
    Depreciation and amortization             48         35      126       91
                                           -----      -----    -----    -----
             Total expenses                  921        596    2,374    1,959
                                           -----      -----    -----    -----
OPERATING INCOME                             217         74      257      256

OTHER INCOME (EXPENSE):
    Interest expense                          (7)        (6)     (31)     (7)
    Other, net                                12          3       13     (12)
                                           -----      -----    -----    -----
     Total other income (expense)              5         (3)     (18)    (19)
                                           -----      -----    -----    -----
NET INCOME                                $  222     $   71   $  239   $  237
                                          ======     ======   ======   ======
NET INCOME PER COMMON Share (as adjusted,
 Basic and Diluted):                      $  .05     $  .02   $  .06   $  .07
                                          ======     ======   ======   ======
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (adjusted):                   4,288      3,376    3,905    3,355
                                          ======     ======   ======   ======
---------------------------------------------------------------------------
                             ADA-ES, Inc. and Subsidiary
      Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                    Nine Months Ended September 30, 2004 and 2003
                               (amounts in thousands)

                              Common Stock    Receivable  Accumulated
                             Shares  Amount  from Parent    Deficit   Total
                             ------  ------  -----------  ----------- ------
Balances, January 1, 2003       10  $5,326       $ (473)    $ (1,903) $2,950
 Cash distributions to and
  expenses paid for Parent       -      -	         (355)         -      (355)
 Stock issued by Parent for
  expenses                       -      -            20          -        20
 Stock option issued to third
  party for services             -      13           -           -        13
 Assumption of debt on spin-off  -      -         (1,280)        -    (1,280)
 Constructive dividend to Parent
  to complete spin-off        3,334  (2,088)       2,088         -        -
 Issuance of stock for cash     138   1,000           -          -     1,000
 Issuance of stock on conver-
  sion of debt                  100     210           -          -       210
 Net income for the period	   -       -            -         237      237
                              -----  ------       ------    -------   ------
Balances, September 30, 2003  3,582  $4,461       $   -   $  (1,666)  $2,795
			            =====  ======	  ======    =======   ======

Balances, January 1, 2004     3,582  $4,467       $  -      $ (1,494) $2,973
 Stock issued for pension
  liabilities                    22     147          -            -      147
 Stock issued for services        4      35          -            -       35
 Exercise of stock options      147     367          -            -      367
 Sale of stock                1,000   7,620          -            -    7,620
 Net income for the period	   -       -           -           239     239
                              -----  ------       -----       ------   -----
Balances, September 30, 2004  4,755 $12,636      $   -      $ (1,255)$11,381
			            =====  ======       =====       ======   =====

See accompanying notes.

-----------------------------------------------------------------------------
                       ADA-ES, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows(Unaudited)
              For the Nine Months Ended September 30, 2004 and 2003
                          (amounts in thousands)

                                                           2004        2003
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   239      $  237
  Adjustments to reconcile net income to net
   cash provided (used) in operations:
    Depreciation and amortization                           126          91
    Accrued expenses paid with stock        	            182          33
    Change in operating assets and liabilities               14        (202)
  	                                                    -----       -----
       Net cash provided (used) by operating activities     561         159
                                                          -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments available for sale             (6,996)         -
  Capital expenditures		                             (181)       (340)
                                                          -----       -----
	Net cash used by investing activities              (7,177)       (340)
                                                          -----       -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceed from notes payable and convertible debenture       -          940
  Payments on assumed debt and notes payable               (922)       (944)
  Proceeds from sale of stock                             7,620       1,000
  Advances to Parent                                         -         (355)
  Exercise of stock options                                 367          -
                                                          -----       -----
	Net cash used by financing activities               7,065         641
                                                          -----       -----
Net increase (decrease) in cash and cash equivalents        449         460

Cash and cash equivalents at beginning of period            777         325
                                                          -----       -----
Cash and equivalents at end of period 			   $1,226      $  785
                                                          =====       =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		               $   31      $    7
                                                          =====       =====
      Stock and options issued for services              $  182      $   33
                                                          =====       =====
      Stock issued in conversion of debt                 $   -       $  210
                                                          =====       =====
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
      Assumption of debt and accrued liabilities
        at spin-off                                      $   -       $1,280
                                                          =====       =====
      Constructive dividend to Parent at spin-off        $   -       $2,088
                                                          =====       =====

See accompanying notes.

-----------------------------------------------------------------------------

                           ADA-ES, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Unaudited)
                                   September 30, 2004

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company's net income per share would have been adjusted to the pro forma amounts indicated below:
                                              September 30,
                                          2004              2003
                                    ---------------------------------

 Net income as reported                $ 239,000         $237,000
   Add: stock based  compensation
    included in reported net income         -                 -
   Deduct: Stock-based compensation
    cost under SFAS 123                 (300,000)         (20,000)
                                    ---------------------------------
      Pro forma net income             $ (61,000)         $217,000
                                    =================================

Pro forma basic and diluted net income per share:

Pro forma shares used in the
 calculation of pro forma net income
 per common share- basic and diluted   3,905,000        3,355,000

Reported net income per common share
 - basic and diluted                       $.06              $.07

Pro forma net income per common share
 - basic and diluted                      ($.02)             $.06


Pro forma information regarding net income is required by SFAS 123.
The fair value of options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the nine months ended September 30, 2004:

     Volatility                             0.3560
     Expected life of options (in years)         5
     Dividend Yield                           0.00%
     Risk free interest rate                  2.50%

(3)  Net Income Per Share and Weighted Average Shares Outstanding
The amounts shown for 2003 have been adjusted to reflect the shares outstanding as if the spin-off from Earth Sciences, Inc. (ESI) had occurred at the beginning of the period shown.

(4) Business Segment Information
The Company has three reportable segments: mercury emission controls
(MEC),flue gas conditioning and consulting (FGC), and combustion aids and consulting (CA). All assets are located in the US and are not evaluated by management on a segment basis. All significant customers are US companies.

                             (amounts in thousands)
Three months ended September 30, 2004
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 2,275   $   472   $   94      $  2,841
Segment profit         $   366   $   198   $   10      $    574

Nine months ended September 30, 2004
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 4,574   $ 1,280   $  301      $  6,155
Segment profit         $   680   $   636   $   19      $  1,335

Three months ended September 30, 2003
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 1,018   $   452   $   44      $  1,514
Segment profit (loss)  $   236   $   225   $  (46)     $    415

Nine months ended September 30, 2003
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 2,552   $ 1,534   $  300      $  4,386
Segment profit (loss)  $   641   $   801   $  (65)     $  1,377

A reconciliation of reported total segment profit to Net Income for the periods shown above is as follows:
                                            (amounts in 000's)
                                           2004             2003
                                           ----             ----
                                      3 mos.  9 mos.   3 mos.  9 mos.
                                      ------  ------   ------  ------
Total segment profit                  $  574  $1,335   $  415  $1,377
Non-allocated general & admin expenses  (309)   (952)    (306) (1,030)
Depreciation and amortization            (48)   (126)     (35)    (91)
Interest and other income(expense)         5     (18)      (3)    (19)
                                        ----    ----     ----    ----
Net Income                            $  222  $  239   $   71  $  237
                                        ====    ====     ====    ====
-----------------------------------------------------------------------------

Item 2.	 Management's Discussion and Analysis or Plan of Operation.
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

In August 2004 the Company entered into several Subscription and Investment Agreements and privately sold 1 million shares of its common stock to a limited number of institutional investors at a price of $8.00 per share. The net proceeds to ADA-ES from the sales totaled $7,620,000. Pritchard Capital Partners LLP acted as the placement agent for the sales and received a fee of approximately 5%. Approximately $551,000 of the proceeds were utilized to pay off long-term debt. Approximately $7 million of the proceeds have been invested in highly-rated corporate and government bonds and low-risk growth equities.

During the second quarter of 2004 the Company announced it signed a commercial contract to supply and install a FGC system to improve capture of flyash particles at a Midwestern coal-fired power plant. The plant is making provisions to switch to coal from the Wyoming Powder River Basin (PRB). The contract calls for the purchase and installation of the equipment for approximately $300,000. The Company expects the equipment to be installed and operational in December 2004 and shortly thereafter, it is expected to begin injecting the Company's proprietary chemical. Based upon historical average usage of the chemical at existing customers' plants, it is anticipated that future chemical purchases will provide additional revenues of $500,000 - $700,000 per year. We are currently on schedule to meet the delivery date.

Liquidity and Capital Resources
The Company had a positive working capital of $8.8 million at 9/30/04. The amount represents an improvement of approximately $7.7 million for the quarter, primarily as a result of the sale of stock mentioned above. Management believes that existing and expected improving working capital, through continued and improved cash flow from ongoing operations, will be sufficient to meet the anticipated needs of the Company throughout 2004 and the foreseeable future. However, there can be no assurances that the positive cash flow that has been achieved will continue. The Company also has a $250,000 line-of-credit arrangement, which was renewed in May with a bank to help with its working capital needs. No amounts were outstanding under the line as of 9/30/04.

The Company's principal source of liquidity is its existing working capital and operating cash flows as supplemented by its line-of-credit noted above. The continuation of positive cash flow is somewhat dependent upon the continuation of chemical sales and operations of the flue gas conditioning
(FGC) units currently in-place in Wisconsin, Louisiana and Iowa, each of which provide an average monthly cash flow of approximately $20,000, and growth in the mercury emission control market. Unsatisfactory results in FGC, which could be caused by a combination or single factor such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), and/or overall cost/benefit analysis, at any of those units may decrease or end the sale of chemicals for such units. The Company is also performing services under three DOE and industry co-funded contracts, which overall are expected to produce an estimated $4.0 million in revenues in 2004. Of that amount approximately 15% represents cost share amounts from industry partners, and 50% represents reimbursement from DOE for costs that pass through the Company. Currently funding has been approved by the DOE for approximately $4.1 million of its share of those contracts. If further funding were not approved, the Company would decrease or cease activities on those contracts and we would expect to maintain a positive cash flow but at a somewhat reduced level.

Debt service obligations in 2004 totaled approximately $145,000.  The
Company paid-off all of its term debt during the third quarter of 2004 in an effort to reduce interest expense. Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2004 are estimated at $300,000. The Company expects to fund these requirements out of existing working capital and cash flow from operations.

The Company assumed a defined contribution and 401(k) plan covering all eligible employees from Earth Sciences Inc. as of January 1, 2003. The Company matches up to 5% of salary amounts deferred by employees in the Plan. During the first three quarters of 2004, the Company recognized $58,000 of matching expense; this expense is expected to amount to approximately $80,000 in 2004. In the past the Company has also made discretionary contributions to the Plan amounting to approximately 10% of salaries, which amounts were paid in stock. At December 31, 2003, the Company had authorized a discretionary contribution of $147,000, which amount was paid in the first quarter of 2004 through the issuance of stock. In 2004 such discretionary amounts are expected to be paid through a combination of contributions to the Plan and as bonuses. Based on budget figures for 2004 such amount may total approximately $206,000. As of 9/30/04 approximately $104,000 has been accrued for these potential payments as a result of the net income recognized in the first nine months of 2004.

The Company has recorded net deferred tax assets of $93,000 as of 12/31/03. Based on existing R&D contracts supported by the DOE and industry, the Company has determined that it is more probable than not that those deferred tax assets will be realized in the future.

Cash flow provided from operations totaled $561,000 for the first nine months of 2004 compared to $159,000 for same period in 2003. Cash flow from operations in 2004 was higher than 2003 as the result of significant increases in accounts payable and deferred revenues in the first nine months of 2004, which change improved the Company's cash flow at the end of the current period. Cash flow provided from operations in 2004 resulted primarily from the operating income plus non-cash charges for depreciation, amortization and expenses paid with stock plus and minus other components of working capital. Cash flow from net investing activities for 2004 includes a use for investments available for sale of ($6,996,000) and capital expenditures of $(181,000). Cash flow from financing activities in 2004 consisted of payments on notes payable of $(922,000), proceeds from the sale of stock of $7,620,000 and proceeds from the exercise of stock options of $367,000. Cash flow used in operations in 2003 also resulted primarily from the operating income plus non-cash charges for depreciation and amortization and changes in other operating assets and liabilities. Cash flow from investing activities for 2003 includes a use for capital expenditures of $(340,000). Cash flow from financing activities in 2003 consisted of payments on assumed debt and notes payable ($944,000), proceeds from note payable and convertible debenture of $940,000, proceeds from the sale of stock of $1,000,000 and advances to its then parent company, ESI, of $(355,000).

Results of Operations
Revenues totaled $2,841,000 in the third quarter of 2004 versus $1,514,000 for the same period in 2003. Revenues for the third quarter of 2004 increased $1,257,000, $20,000 and $50,000 due to increased sales in MEC, FGC and CA activities, respectively. For the nine months ended 9/30/04 revenues total $6,155,000 representing a 40% increase from the $4,386,000 in revenues recognized during the same period in 2003. The significant increase in MEC revenues for the quarter is the result of the commercial sale of an activated carbon injection (ACI) system, testing services provided therewith, and increased field activities in DOE supported programs during the quarter. Year-to-date revenues for MEC are up for the same reasons and include $184,000 for mercury measurement services. Year-to-date FGC revenues are $254,000 lower than for the same period in 2003 as the 2003 revenues include amounts sold to temporary users that were not continued in 2004. The Company sold FGC chemicals and services to three utilities during the second half of 2003, all of which were continuing customers in the first nine months of 2004. We expect FGC revenues in 2004 to show only modest growth, assuming the contract for a new installation noted above is completed in 2004. CA revenues for 2003 include installation of a feed system at one of our continuing customers that was not repeated in 2004. CA revenues for the first nine months of 2004, although minor, represent chemical sales to three continuing customers. In order for CA revenues to grow appreciably, we will need to add additional customers. MEC revenues are primarily a function of government and industry supported field demonstrations of our mercury control technology, commercial sales of ACI systems and other consulting in mercury emission measurement. The Company's government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. The Company believes, however, it has complied with all the requirements of the contracts and future adjustments, if any,
will not be material.   Based on contracts in hand, total revenues for 2004
are anticipated to grow by approximately 30% from the 2003 level.

Cost of services increased by $859,000 in the third quarter of 2004, and increased $1,353,000 in the first nine months of 2004 as compared to the same periods in 2003 both as a result of the increased revenue generating activities. ADA-ES experienced positive gross margins in the third quarters of 2004 and 2003 of 40% and 44%, respectively. As noted above, management expects the amount of time and materials work to represent an increasing source of revenues wherein the anticipated gross margins are less than for our specialty chemical sales. Gross margins for 2004 are expected to decline from the levels achieved in 2003, both as a result of an increasing proportion of time and materials work and the Company's increasing its share of costs in the field demonstration projects in which it has elected to participate.

Research and development increased in the third quarter of 2004 by $194,000 to $331,000 as compared to $137,000 in 2003. For the first nine months of 2004, such expenses increased $346,000 to $810,000. The Company incurs R&D expenses not only on direct activities it conducts but also by sharing a portion of the costs in the government and industry programs in which it participates. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to grow at about 10% per year for the next several years.

General and administrative expenses increased by $118,000 to $542,000 in the third quarter of 2004, and increased $34,000 to $1,438,000 for the first nine months of 2004 as compared to those same periods in 2003. The increase in the first nine months of 2004 results primarily from increases in staff and our office space as the Company prepares for the anticipated growth in the mercury control market, and other general increases in costs, such as insurance.

The Company's interest expense totaled approximately $7,000 and $31,000 for the third quarter and first nine months of 2004 and $6,000 and $7,000 for the same periods in 2003. As a result of the pay-off of all term debt noted above we expect future interest expense to be minimal.

Critical Accounting Policies and Estimates
Significant estimates are used in preparation of the financial statements and include the Company's allowance for doubtful accounts, which is based on historical experience. However, a significant amount of the Company's accounts receivable ($7,000 and $281,000 at September 30, 2004 and 2003, respectively) is typically from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. The Company has not experienced significant adjustments in the past, nor do we expect that a significant adjustment will be made in the future. The Company uses its judgment to support the current fair value of goodwill and other intangible assets of $2.2 million on the consolidated balance sheet. Although the Company has had an independent valuation prepared, which supports its recorded value and, management believes the fair value of other recorded intangibles are not impaired, market demand for the Company's product and services could change in the future requiring a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available.

Item 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company's disclosure controls and procedures which took place as of September 30, 2004, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

PART II.  OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) On August 12, 2004, the Company sold 1,000,000 shares of its common stock to a group of twelve accredited investors, received total cash proceeds of $8 million and paid a placement fee of $350,000 to Pritchard Capital Partners LLP. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933.

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

No other changes from Item 13 of Registrant's 2003 Form 10-KSB and Item 6(a) of Registrant's Form 10QSB.

(b)	Forms 8-K -  August 5, 2004  reporting Item 5. Other Events and
	Regulation FD Disclosures including as an exhibit the August 5, 2004 Press Release Announcing Second Quarter 2004 Financial Results.

			August 11, 2004 reporting Item 5. Other Events and Regulation FD Disclosures and Item 7. Financial Statements and Exhibits
      describing the August 2004 sale of stock noted above in Item 2(c) of this report and including pro forma financial statements.

SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					         ADA-ES, Inc.
                                      -------------
						   Registrant

Date:  November 4, 2004           /s/ Michael D. Durham
                                ----------------------
			                  Michael D. Durham
                                 President and Chief Executive Officer


Date:  November 4, 2004          /s/ Mark H. McKinnies
                               ----------------------
                                 Mark H. McKinnies
                                 Chief Financial Officer