Form 10KSB
period 2004-12-31
ADA-ES INC
filed 2005-03-30
CIK 1223112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $ 8,417,000

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 18, 2005 was $117,914,000.


Number of shares outstanding of registrant's Common Stock, no par value as of March 18, 2005 - 4,830,887.


DOCUMENTS INCORPORATED BY REFERENCE:
None


Transitional Small Business Disclosure Format:  Yes __ No  X

PART I

Item 1. Description of Business
This Annual Report may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section and under the heading " Management's Discussion and Analysis or Plan of Operation." Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions; adverse weather; changes in federal income tax laws and federal funding for environmental technology/specialty chemicals programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Annual Report.

(a) Business Development.
ADA-ES, Inc. ("ADA-ES" or "Registrant" or "Company", which term includes its wholly-owned subsidiary unless otherwise indicated) is an environmental technology and specialty chemicals company helping electric utility companies remain competitive while meeting environmental regulations. The major activities of the Company include sales of equipment, field testing and services related to the emerging market for mercury emission control ("MEC") for electric generating coal-fired boilers, the sale of flue gas conditioning ("FGC") equipment and chemicals, and other chemicals and technologies for such boilers. ADA-ES was incorporated under the laws of the State of Colorado in 1997 to serve as the holding company for ADA-ES, LLC. In May 1997, Earth Sciences, Inc. ("ESI" or "Earth Sciences") acquired a 51% equity position in ADA-ES, LLC through a combination of stock and cash. The acquisition agreement provided for payments of cash and notes and included an option for Earth Sciences to acquire the remaining equity interests in ADA-ES, LLC from the ADA-ES shareholders. In May 1998, Earth Sciences exercised that option, acquiring a 100% interest in ADA-ES, LLC by issuance of 1,716,000 shares of stock to the shareholders of ADA-ES in exchange for all their shares in ADA-ES. As of January 1, 2003, Earth Sciences transferred all of its ownership in ADA-ES, LLC into ADA-ES. In March 2003 ADA-ES and ESI entered into an agreement for the pro rata distribution of all the common stock of ADA-ES to the shareholders of ESI. The distribution occurred on September 12, 2003 based on a record date of August 29, 2003 as set by the ESI Board of Directors. The distribution resulted in ADA-ES being a separate company operated apart from ESI.

During 2004, ADA-ES (a) substantially increased its MEC business through government and industry funded field demonstration contract work including existing and new contracts and a growing number of commercial activities; (b) maintained its FGC business through continued chemical sales and service on three full-time units, and installation of a new unit in December 2004; and (c) continued limited sales and further demonstrated an anti-slagging product through a joint venture with Arch Coal, Inc. ("Arch") formed to co-market that product. In August 2004, the Company sold 1 million shares of its common stock to a limited number of private investors and received net proceeds of $7.6 million. Shortly thereafter, the Company applied for and was granted listing status on the NASDAQ small cap market.

Thus far in 2005, ADA-ES (1) continued work on government- and industry-supported contracts for field testing, installation and evaluation of mercury control systems at several sites, (2) prepared for testing at the four plants under a new government and industry supported contract announced in November 2004, and (3) continued the supply of FGC chemicals to several plants including a new customer who began regular use in January. These activities and those in the preceding paragraph are described in the succeeding paragraphs below in Item 1(b).

ADA-ES currently has four operating FGC units at coal-fired utilities in Illinois, Iowa, Louisiana, and Wisconsin. Revenues from sales of equipment and chemicals to FGC customers in 2004 and other FGC contract work totaled $2,122,000. Assuming the continuation of the historical levels of FGC chemical purchases over the last four years by its existing customers, ADA-ES expects to recognize revenues of approximately $2.3 million in 2005 from sales to those customers. There can be no assurances that those expectations will be met.

Early in 2000, ADA-ES received the signed Department of Energy ("DOE") cooperative agreement awarded to develop a broader spectrum of FGC chemicals (the "DOE FGC Contract") and commenced research activities thereunder. In the fall of 2000, ADA-ES received the award of an additional DOE cooperative agreement to test mercury control technology (the "DOE Mercury Contract") totaling up to $6.8 million over the life of the contract, which amount includes industry cost-share, and commenced research activities thereunder. In the fall of 2002 ADA-ES received the award of a further DOE cooperative agreement and commenced activities thereunder for the long-term test of mercury control technology totaling $2.4 million, which amount includes industry cost share. During 2003 ADA-ES commenced limited work on the permanent installation, testing and related activities of a mercury control system for We Energies Presque Isle plant in northern Michigan. The contract for that work was signed in early 2004 and, after an amendment, which is expected to be signed in the first quarter of 2005, will cover approximately $9 million of work over a 5-year period. In the fall of 2003 ADA-ES received the award of a further DOE cooperative agreement and commenced activities thereunder for the testing of mercury control technology, now at five plant sites through 2006 totaling $8.6 million, which amount includes industry cost share. In November 2004 ADA-ES was notified by DOE that DOE intends to negotiate a new cooperative agreement with the Company for the purpose of testing mercury control technology at four power plant sites. The agreement was signed in February 2005. Minor activities were conducted in 2004 related to the contract, which totals approximately $5 million, which amount includes industry cost share. Revenues recognized in 2004 from these government/industry contracts totaled $4.2 million. ADA-ES retains the right to commercialize any products developed under the activities of these contracts. Assuming continued funding, ADA-ES expects to recognize revenues of approximately $3.6 million from these contracts in 2005. The government commits funds for these contracts on an annual basis and although continued funding under the awarded contracts is considered highly probable, there can be no assurances that the government will continue to approve such funding in its future budgets.


Sale of Shares.

In August 2004 the Company entered into several Subscription and Investment Agreements and privately sold 1 million shares of its common stock to a limited number of institutional investors at a price of $8.00 per share. The net proceeds to ADA-ES from the sales totaled $7,620,000. Pritchard Capital Partners LLP acted as the placement agent for the sales and received a fee of approximately 5%. Approximately $551,000 of the proceeds were utilized to pay off long-term debt. Approximately $7 million of the proceeds have been invested in highly-rated corporate and government bonds, low-risk growth equities and money market funds.


(b) Business of Issuer.

BUSINESS
Market for Our Products and Services
The primary drivers for many of our services are new environmental regulations and the deregulation of the utility industry. Environmental regulations, such as the 1990 Clean Air Act Amendments, various State regulations and permitting requirements for new plants, are requiring utilities to reduce emission of pollutants, such as sulfur dioxide and nitrogen dioxide, and toxic particles. The Environmental Protection Agency and numerous state regulatory bodies are developing regulations that are expected to require large mercury reductions at the nation's 1,100-plus coal units. The Environmental Protection Agency (EPA) has recently issued (March 2005) its mercury control regulations and we are in the process of evaluating their effect on our future business. Early DOE studies indicate that the cost to control these emissions will be $2-$5 billion annually. We are positioning ourselves to be a key supplier of services to the market that is anticipated to be established by these regulations. The markets that will be affected by new regulations are the same ones that we currently operate within. In addition, the systems and products that are required for mercury controls fit well with our existing products and capabilities.

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

In the unprecedented event that existing and expected environmental laws were rescinded or substantially changed, our business would be adversely affected by declining demand for such products and services. Demand for the Company's FGC and ADA-249 products is primarily two-fold. Customers purchase these products to mitigate operating problems and/or to help comply with environmental regulations such as the Clean Air Act Amendments of 1990. Although the Company's existing customers and those expected in the near-term are believed to desire the Company's products for mitigation of operating problems, we would anticipate that any softening of existing air pollution control requirements would slow expected growth for these products. Demand for the Company's mercury emission control technology is being driven almost exclusively by legislation requiring such control. Several states have passed, or are expected to pass, legislation requiring such control (Connecticut, Massachusetts, New Hampshire, New Jersey, North Carolina and Wisconsin). The EPA has recently issued (March 2005) its mercury control regulations and we are in the process of evaluating their effect on our future business. Delays in, or derailment of, the passage of federal mercury control legislation will significantly impede the potential growth of the Company.

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

Government and Industry Supported Contracts
In 2004, 2003 and 2002, 49%, 45% and 47%, respectively of the Company's revenues were derived from or related to DOE and industry-supported programs. Our revenues from government and industry-supported contracts would be adversely impacted by any material decrease in funding for the projects in which we are involved. In addition, we look to the DOE funding as a significant means to further develop our technology and intellectual property in the area of mercury emissions control covered by that funding. Any material decrease in funding for the projects in which we are involved would hamper the development of our technology and intellectual property as it does not appear that we could currently fund the same level of development work apart from the support provided by DOE and industry.

The DOE issues solicitations from time to time for various development and demonstration projects. The DOE solicitations range in subject matter, and the Company submits bids for topics that fit the Company's mission and strategic plan. The bids involve a proposed statement of work, and contracts are negotiated with successful bidders to perform the specified work. The contracts with the DOE are known as Cooperative Agreements and are considered financial assistance awards. The Company currently has three such agreements. Generally, the agreements cover the development and/or demonstration of air pollution control technologies for coal-fired power generating plants. Our agreements cover the testing of mercury control systems at power plants. The work may involve designing and fabricating equipment, installing the equipment at power plants, testing the equipment, preparing economic studies, and preparing various reports. The deliverables required by the agreements include various technical and financial reports that are submitted by the Company on a prescribed schedule. The agreements require that the negotiated scope of work be performed, which includes testing/demonstrating various air pollution control technologies. The agreements with the DOE provide that any inventions made by the Company as a result of the work become the property of the Company.

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

Key Business Relationships
We have developed key industry relationships with companies much larger than ourselves (e.g. NORIT Americas, Inc., ALSTOM Power, Inc., Thermo Electron, and Arch Coal, Inc.). Subject to the terms of those agreements, the relationships may be terminated by the passage of time, through notification from the other party or failure of the Company to obtain a certain market share. Those relationships are expected to bolster the premier position we believe we hold that will allow participation in the large market projected to emerge from regulations to limit mercury emissions from coal burning power plants. The loss of those key relationships would impede our ability to secure the highest achievable amount of business from that emerging mercury control market. (See the discussion below under the caption "ADA-249" and "Commercial Mercury Emissions Control.)

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

ADA-249 is a patented product designed to modify slag viscosity. ADA-249 is a blend of iron oxides, mineralizers, and flow enhancers, that is added to the PRB coal prior to combustion in order to create the proper slag layer for combustion within the cyclone barrel. In application at the utility, ADA-249 is conveyed mechanically from a supply delivered via dump truck to a hopper. From there ADA-249 is fed by screw and belt conveyors to the coal feeders. The addition of ADA-249 to the coal results in more coal burning in the cyclone, less carbon in the flyash, better precipitator performance, reliable slag tapping, and more bottom ash to sell. We design and sell the delivery system and the continuing supply of chemical.

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

Together, we and Arch anticipate providing to Arch customers a long-term package of PRB coal, the ADA-249 chemical and, if needed, the required injection equipment. This package is intended to enable boiler operators to achieve the benefits of the ADA-249 fuel additive without making a significant capital investment. The companies will also handle the logistics of supply and system maintenance. During 2004, in addition to continual sales to one customer and seasonal sales to another, (the revenues from whom amounted to less than 10% of the Company's total revenues), ADA-249 was demonstrated at three sites, for which we are in various stages of negotiation to supply ADA-249 on a continual basis. The DOE does not participate with the Company in any of its activities related to ADA-249.

DOE Mercury Contract
ADA-ES began work on a cooperative agreement with the Department of Energy in October, 2000 to demonstrate full-scale mercury control systems at coal-fired power plants. During the $6.8 million project, integrated control systems were installed and tested at four power plants. The mercury control system involves injecting powdered activated carbon (PAC) into the power plant flue gas where it ties up the mercury. The existing particle control equipment at the power plant then collects the PAC. ADA-ES was responsible for managing the project including engineering, testing, economic analysis, and information dissemination functions. Power generating companies that entered into contracts with ADA-ES are Alabama Power Company, We Energies, and PG&E National Energy Group. During 2001 ADA-ES completed demonstration tests at two of the plants, and the remaining two plants were tested during 2002. The first test site was Alabama Power's Gaston plant, which uses fabric filters to reduce particulate matter emissions. Tests using PAC at this site showed that 80-85 percent of the mercury was removed, with as much as 90 percent being removed at the highest performing periods during two weeks of testing. The We Energies Pleasant Prairie Power Plant was the second site to be tested. This site is equipped with electrostatic precipitators for particle collection. Mercury-removal rates at this site using PAC ranged from 40 to 60 percent, with short-term peak removal rates being 60-70 percent. Testing at the PG&E Brayton Point Station and Salem Harbor Station showed that mercury removals of 90 percent could be achieved using PAC. The Cooperative Agreement with DOE is scheduled to be completed in early-2005. Overall industry cost share on this project is 33% and ADA-ES has provided cost share of approximately 13% of the total project.

DOE Long-Term Test of Mercury Controls
ADA-ES was awarded a $2.4 million cooperative agreement from the Department of Energy in September 2002 to install a mercury control system and evaluate its operation over an extended period of time. The project location is Alabama Power Company's Plant Gaston where PAC has been injected into the flue gas stream between an existing electrostatic precipitator and COHPAC baghouse. A limited test of this configuration was performed under the DOE project described above with good results. The extended test has matured the technology and provided information that is needed to assure reliable long-term continuous operation in these systems. Testing at the site was completed in 2004 and final reporting on results of the project is expected in 2005. Overall industry cost share on this project is 43% and ADA-ES has provided cost share of approximately 18% of the total project.

Clean Coal Power Initiative Program at We Energies
The Company has been selected to provide mercury control technology and services for a major project at the We Energies Presque Isle Power Plant. The U.S. Department of Energy announced in January 2003 that it would award a cooperative agreement to We Energies, located in Milwaukee, Wis., to demonstrate an integrated mercury and particulate matter emissions control system on three generating units at the facility located in Marquette, Mich. The demonstration project, named TOXECON, is expected to also investigate the additional capabilities of the proposed system to control sulfur dioxide and nitrogen oxide emissions. The primary attribute of TOXECON, an EPRI (Electric Power Research Institute) patented process, is that it potentially represents the best option for control of greater than 80 percent of mercury from coal-fired plants. TOXECON may also prove to be the primary mercury control choice for western coals, and the only choice for units with hot-side electrostatic precipitators. TOXECON is expected to make use of only one "baghouse," or emissions collection structure, for three small boilers, increasing the cost-effectiveness of the integrated system. TOXECON is expected to also allow for separate treatment or disposal of the ash collected in the primary particulate control device, and is expected to be applicable to a significant number of existing coal-fired plants in the U.S. Specific objectives of the project are to achieve at least 90 percent mercury removal; determine viability of sorbent injection for up to 70 percent sulfur dioxide control; minimize waste disposal with a target of 100 percent utilization; and recover at least 90 percent of the mercury captured in the ash. DOE is expected to provide $25 million of the project's $50 million total cost. We Energies is hosting the project as well as serving as the prime contractor with the DOE. The Company is providing on-site engineering support, mercury control and measurement technologies, and project reporting services under a $9 million contract with We Energies. Cummins & Barnard is providing design construction management resources to the project. The formal contract was executed in the first quarter of 2004. During 2004 our portion of the contract was reduced from an expected $10 million to $9 million in recognition of the effect of increased steel prices on the overall project and the direct subcontracting of some work that was originally planned to be conducted through ADA-ES. Overall industry cost share on this project is 50% and ADA-ES is not providing any cost share to the total project.

Work under the contract will be performed over a five-year period , with design and initial site work beginning in 2004. As a result of the project, it's expected that there will be (i) a significant reduction in the rate of air emissions from the Presque Isle units and (ii) mercury control retrofit technologies and emissions control improvements applicable throughout the U.S.

DOE Mercury Control Program at Sunflower, AEP, Ameren UE, Detroit Edison and Missouri Basin Power Project
During 2003 the Company was awarded an $8.4 million cooperative agreement with the U.S. Department of Energy's National Energy Technology Laboratory (DOE/NETL). The agreement is to perform sorbent-based mercury control technology testing for coal-fired power plants. The project is being executed together with ADA-ES' partner, ALSTOM Environmental Control Systems ("ALSTOM"), one of the largest suppliers of air pollution control equipment to power plants in North America. The program will be carried out over 3 years.

Under the program, ADA-ES and ALSTOM are testing the mercury control technology at five power plants. These tests are covering a combination of coals and pollution control equipment configurations typically used in over 900 plants, and more than 75% of the U.S. coal-fired generating capacity. ADA-ES and ALSTOM are working in partnership with Sunflower Electric, American Electric Power, AmerenUE, Detroit Edison and Missouri Basin Power Project, which are providing host sites. These companies, along with EPRI and ADA-ES, are contributing $2.6 million in cash and cost share to the project. The DOE is contributing $6 million of the $8.6 million in funding for the project. Overall industry cost share on this project is 32% and ADA-ES has provided cost share of approximately 9% of the total project.

The original budget for the project was estimated at $8.8 million and was revised in 2004 to $8.4 million to reflect lower indirect rates expected during the life of the project. This is merely an accounting adjustment and does not impact the scope of work to be performed under the project. Originally, Ontario Power was providing its Nanticoke Station as a test site. Ontario Power withdrew the site during 2004 due to changes in priority related to mercury control. This site is being replaced by a power plant belonging to Detroit Edison. In addition, a power plant belonging to the Missouri Basin Power Project is being added to the project. Approval from DOE to add these two test sites occurred in early 2005.

The test sites were specifically selected to provide key operating data that will be complementary to our earlier demonstrations. The data from this program should generate widespread interest in the power industry, and these tests should significantly improve our ability to provide effective and reliable mercury control systems that minimize the costs and impact on power generation. Over the 3-year period, ADA-ES expects to recognize $7.4 million in revenue from the project. Two sites were tested during 2004, and three additional sites are expected to be tested in 2005 and 2006.

The project is expected to help promote the marketing arrangement between ADA-ES and ALSTOM, discussed below, as the premier integrated solutions provider for the control of mercury emissions from coal-fired power plants.

DOE Mercury Control Program at MidAmerican, AEP and Entergy
The Company was notified in 2004 that it was selected by DOE to perform additional full-scale field tests of sorbent-based mercury control technology for coal-fired power plants. The cooperative agreement was signed in February 2005. ADA-ES expects to recognize $1 - $2 million in annual revenues from this contract during 2005 to 2007. This includes primary funding from DOE and at least 25% cost sharing provided by participating power companies. In this new program, ADA-ES is planning to install mercury control technology at four power plants and evaluate performance and costs. Testing of novel high-temperature sorbents, including ADA-ES' proprietary flue gas conditioning agents, is being planned at two plants owned and operated by MidAmerican Energy. This is an important market segment that is currently not being addressed by current products. Tests are also planned to evaluate a new Electric Power Research Institute (EPRI) technology named TOXECON II on both low-sulfur Western coal and high-sulfur Eastern coal. The TOXECON II process uses activated carbon to reduce mercury emissions in an innovative low-capital cost configuration that prevents contamination of the ash. This technology is geared for power plants that need to reduce mercury emissions by 50 to 70%, but want to continue to sell their ash for use in concrete. Host sites are expected to be provided by MidAmerican, American Electric Power and Entergy.

Government Funding of DOE Contracts
The government commits funds through the Department of Energy for the above described contracts on an annual basis and although continued funding under the awarded contracts is considered highly probable, there can be no assurances that the government will continue to approve such funding in its future budgets.

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

In 2001 Earth Sciences and NORIT Americas Inc. ("NORIT") entered into a Market Development Agreement to jointly pursue the market for equipment and sorbents to remove mercury from coal-fired boilers. Earth Sciences has assigned all of its rights under that agreement to us as part of the distribution agreement with the consent of NORIT. The agreement joins us with NORIT, the country's leading supplier of powdered activated carbon. The goal of the agreement is to jointly develop mercury control sorbents designed to maximize removal efficiency and minimize costs. NORIT provides PAC and dosing systems for removing mercury from flue gas generated from the combustion of municipal and medical solid waste and hazardous waste. The agreement provides a long-term means for both us and NORIT to benefit from potential sales of equipment and to participate in the development of sorbents for this emerging mercury control market. We expect to establish and further define the parameters for the mutual exclusivity this year after the likely market becomes more clear after evaluation of the recently issued (March 2005) EPA regulations.

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

In April of 2004 we announced we had entered a cooperative agreement with Thermo Electron Corporation to develop a continuous emission monitoring system (CEMS) for the measurement of mercury in flue gas. Under this agreement, Thermo, the leading supplier of stack gas monitors to the U.S. power generation market, will design and manufacture the mercury CEMS. ADA-ES will conduct extensive field validation prior to the product's commercialization, which is scheduled for April 2005. The pending Federal legislation for reducing power plant mercury emissions has generated the need for enhanced flue gas mercury removal technology and the associated requirement to validate its performance via continuous emission monitoring. This challenging monitoring application requires extensive field studies under a broad range of flue gas matrices and operating conditions. The arrangement with Thermo provides a unique opportunity to accelerate the evaluation of sorbent injection based mercury removal systems and concurrently demonstrate the suitability of Thermo's mercury CEMS.

Under the terms of the agreement with Thermo:
     o Thermo is responsible for design of hardware, firmware software and overall product development as well as manufacture of commercial version of the mercury CEMS;
     o ADA-ES is responsible for field validation and performance feedback and, depending on the work performed and supply of CEMS, may pay Thermo up to $400,000;
     o Activities under the contract are expected to be completed by May 2005 after which Thermo is expected to manufacture, market and sell mercury CEMS and ADA-ES is expected to purchase from Thermo all its requirements for mercury CEMS;
     o Under a separate distribution arrangement, ADA-ES is expected to sell the Thermo CEMS only in conjunction with it mercury control technology and will receive a 25% discount from Thermo published price list;
     o Either party may terminate the distribution arrangement upon 120 days written notice to the other party.


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

Competition
Our primary competition is the conventional FGC technology using either sulfur trioxide or a combination of sulfur trioxide and ammonia. This technology has been available commercially since the 1970's and is offered by Chemithon Engineers Ltd., Wahlco, Inc. and Benetech in a variety of forms. Conditioning of fly ash by injecting small amounts of sulfur trioxide into the flue gas is a well-proven technique for improving performance of the ESP. Such sulfur trioxide conditioning loses its effectiveness in application with temperatures over 350 degrees F. The capital costs of conventional FGC technology are in excess of $1 million. Injection of water mist into the flue gas stream is also a known technique for improving performance of the ESP in certain applications and is offered by EnviroCare, Inc. The capital cost of a water injection system are typically $200,000-300,000. A typical ADA-ES system can cost between $300,000-600,000. The Company has also introduced a product shown to be effective in the 300-750 degree range that is suitable for intermittent application and can augment a sulfur trioxide system and help to avoid use of ammonia. The competitive advantages of our FGC technology include an effective temperature range of 300 degrees F to 900 degrees F; a simple injection system; a non-toxic conditioner that will not become a secondary pollutant; and chemicals that are safer and easier to handle on site. The variety of products in the industry to aid ESP performance primarily compete on the basis of performance and price. The Company usually arranges for a full-scale demonstration of its products to its potential customers prior to selling its systems and chemicals for use on a continual basis.

There are no major barriers to entry of our products in the market, however, utility companies are generally slow to embrace new technologies when they perceive any potential for disruption in the production of electricity. The market for ADA-249 is just starting to emerge and no significant competition yet exists.

The commercial mercury control market for existing coal-fired electric utilities is beginning to emerge as a result of the enactment of state and federal regulations that for the first time in U.S. history are requiring such utilities to control their mercury emissions. We estimate that there are approximately 1,100 individual units (several may be located on one site) in excess of 25 megawatts of generating capacity that could be impacted by such regulations. The impact of the recently issued EPA regulations are being evaluated. Regulations currently exist that require new coal-fired plants to control mercury emissions. As of December 31, 2004, we had responded to over 150 bid requests for activated carbon injection systems, 30 of which we believe are likely to proceed to orders between now and 2008. The capital equipment expected to be required by those 30 units amounts to approximately $30 million, and the annual sorbent requirements of such units are estimated to total approximately $30 million. We are not aware of any other company who is responded to requests for commercial bids of mercury control systems at this time. As this market matures, we expect competition will arise primarily in the sorbent supply arena (activated carbon or other). See the discussion above under the caption "Market for Our Products and Services."

Patents
We have received seven patents related to different aspects of our technology. The Company's patents have terms of 20 years measured from the application date, the earliest of which was in 1995. A patent related to ADA-249 was issued during 2004. In addition a patent for a new FGC additive was issued to the Company in 2004. We continue to improve our products, and patents applications for additional products have been submitted. Although important to protect our continuing business, we do not consider any of such patents to be critical to the ongoing conduct of our business.

Supply of Chemical for Our Customers
We typically negotiate blending contracts that include secrecy agreements with chemical suppliers located near major customers. These arrangements minimize transportation costs while assuring continuous supply of ADA-ES proprietary chemical blends. Such arrangements have been in place since the spring of 1999 and are generally renewed on an annual basis.

Raw Materials
We purchase equipment from a variety of vendors for the engineered units we manufacture. Such equipment is available from numerous sources. We typically subcontract the major portion of the construction labor associated with installation of such equipment, again from a variety of vendors, usually those local to the site of the work. We purchase our proprietary chemicals through negotiated blending contracts with chemical suppliers generally located near each major customer. The chemicals used are readily available, and several such chemical suppliers can perform to our requirements.

Seasonality of Activities
The sale of FGC chemicals is dependent on the operations of the utilities to which such chemicals are provided. Our FGC customers routinely schedule maintenance outages in the spring of each year. During the period of such outages, which may range from two weeks to over a month, no FGC chemicals are used and purchases from us are correspondingly reduced.

Dependence on Major Customers
In 2004 we regularly supplied chemical, equipment and services to 3 FGC customers. We recognized 8% of our revenue from MidAmerican Energy Co. in Iowa, 6% from Alliant Power in Wisconsin, and 7% from Cleco Utility Group, Inc. in Louisiana. Also in 2004 we sold an activated carbon injection system to a northeastern utility and provided services as they utilized that system to evaluate their future needs for mercury emission control. Revenue related to that sale and provision of services represented 9% of our revenue. ADA-ES' own sales staff markets our technology through trade shows, mailings and direct contact with potential customers. During 2004 we recognized 49% of our revenue from services provided directly or as a subcontractor under contracts to the U.S. government as discussed above under Government and Industry Supported Contracts. (See also Notes 5 and 9 to the Consolidated Financial Statement included elsewhere in this report).

Research and Development Activities
The Company is involved in several R&D contracts funded by DOE and industry groups primarily directed toward the control of mercury emissions. The Company cost shares in many of those contracts. For 2004 and 2003 we estimate that our direct cost share of R&D in our DOE related contracts amounted to approximately $348,000 and $217,000, respectively. In addition, we spent approximately $467,000 and $376,000 on our own behalf on research and development activities related to further development of our technologies during 2004 and 2003, respectively.

Employees
As of December 31, 2004 we employed a total of 27 full-time personnel. Included in this number are 25 people employed at our offices in Littleton, Colorado and 2 in Alabama. In addition, other personnel were employed on a contract basis for specific project tasks.

Item 2. Description of Property.

Office Lease
ADA-ES leases approx. 12,000 square feet of combined office and warehouse space in Littleton, Colorado a suburb of Denver. The term of the lease runs through 2009 and the lease agreement has an option to extend the term. We believe the facilities are sufficient for our needs in to the foreseeable future. We do not own any real property, but lease all of our office facilities. Annual lease costs on this space amount to approximately $150,000.

Item 3. Legal Proceedings.

Registrant knows of no reportable pending legal matters involving Registrant or its subsidiary.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
(a) Market Information.
Registrant's common stock commenced trading on the NASDAQ SmallCap market on October 14, 2004 under the symbol ADES. Prior to such time, trading occurred on the OTCBB market commencing on October 22, 2003, after the spin off from ESI noted above. For the period from October 22, 2003 through December 31, 2003, the Company's common stock traded in the price ranges of $3.00 to $7.50 (high and low closing prices). During 2004 closing price ranges were as follows:

                                    High             Low
                                    ----             ---
         1st Quarter                $9.75            $6.60
         2nd Quarter                $9.50            $7.51
         3rd Quarter                $14.40           $8.25
         4th Quarter                $28.21           $12.80

The price ranges shown in the above table are based on NASDAQ quoted sales prices for the fourth quarter of 2004 and and OTCBB bid prices for the first three quarters of 2004. The sale prices may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

(b) Holders.
The number of record holders of common stock of Registrant as of March 18, 2005 was approximately 1,740; the approximate number of beneficial shareholders is estimated at 8,000.

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


OVERVIEW
The Company provides environmental technologies and specialty chemicals to the coal-burning electric utility industry. Revenues are generated through (1) time and materials contracts for the emerging mercury emission control (MEC) market, several of which are co-funded by government and industry, (2) the sale of specialty chemicals and services for flue gas conditioning (FGC), and (3) the sale of combustion aid (CA) chemicals and services, primarily ADA-249 through a joint venture with Arch Coal.

Mercury has been identified as a toxic substance and pursuant to a court order the EPA issued regulations for its control in March 2005. We are evaluating the impact of those regulations on the future of our business, and the long-term growth of the MEC market for the electric utility industry will most likely be dependent on the impact of those federal and/or state regulations, which are in various stages of enactment. As many as 1,100 existing coal-fired boilers may be affected by such regulations, when they are fully implemented. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) DOE- and industry-funded contracts discussed above, (ii) mercury testing services and (iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by the implementation of enacted regulations. Although we expect this market to show steady growth over the next several years, significant revenue growth is anticipated when federal regulations impact a significant portion of existing boilers.

The market for our FGC chemicals and services is relatively flat and is expected to only show modest growth, if any, in the near -term. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important contribution to the overall profitability of the Company. In spite of several successful demonstrations, market acceptance for our CA products has not grown as previously expected. Commencement of continuing sales to a significant future customer is important, and if such occurs, is expected to help promote additional sales.

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

During the second quarter of 2004 the Company announced it signed a commercial contract to supply and install a FGC system to improve capture of flyash particles at a Midwestern coal-fired power plant. The plant has made provisions to switch to coal from the Wyoming Powder River Basin (PRB). The contract called for the purchase and installation of the equipment for approximately $300,000, which was installed and operational in December 2004, and at such time began routine injection of the Company's proprietary chemical. Based upon historical average usage of the chemical at existing customers' plants, it is anticipated that future chemical purchases will provide additional revenues of $500,000 - $700,000 per year.

Liquidity and Capital Resources
The Company had a positive working capital of $3.2 million at 12/31/04. The amount represents an increase of $1.9 million during the year. In addition, the Company has investments in securities, accounted for as held to maturitiy investments, that amount to approximately $5.8 million. The Company intends to retain these investments to demonstrate strength in its financial position to support guarantees the Company expects to provide on future sale of activated carbon systems. Management believes that existing and expected improving working capital, through continued and improved cash flow from ongoing operations, will be sufficient to meet the anticipated needs of the Company in 2005. However, there can be no assurances that the positive cash flow that has been achieved will continue. The Company also has a $250,000 line-of-credit arrangement with a bank to help with its working capital needs. No amounts were outstanding under the line as of 12/31/04.

The Company's principal source of liquidity is its existing working capital and operating cash flows as supplemented by its line-of-credit noted above. The continuation of positive cash flow is somewhat dependent upon the continuation of chemical sales and operations of the flue gas conditioning (FGC) units currently in-place in Illinois, Louisiana and Iowa, each of which provide an average monthly cash flow of approximately $20,000. Unsatisfactory results, which could be caused by a combination or single factor such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), and/or overall cost/benefit analysis, at any of those units may decrease or end the sale of chemicals for such units. The Company is also performing services under three DOE and industry co-funded contracts, which overall are expected to produce an estimated $3.6 million in revenues in 2005. Of that amount approximately 35% represents cost share amounts from industry partners, and 65% represents reimbursement from DOE for costs that pass through the Company. Currently funding has been approved by the DOE for approximately $15.8 million of its share of those contracts. If further funding were not approved, the Company would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level.

Debt service obligations in 2004 totaled approximately $145,000. The Company paid-off all of its term debt during the third quarter of 2004 in an effort to reduce interest expense. Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2005 are estimated at $311,000. The Company expects to fund these requirements out of existing working capital and cash flow from operations.

The Company assumed a defined contribution and 401(k) plan covering all eligible employees from Earth Sciences Inc. as of January 1, 2003. The Company matches up to 5% of salary amounts deferred by employees in the Plan. During 2004, the Company recognized $81,000 of matching expense; this expense is expected to amount to approximately $105,000 in 2005. In the past the Company has also made discretionary contributions to the Plan amounting to approximately 10% of salaries, which amounts were paid in stock. At December 31, 2003, the Company had authorized a discretionary contribution of $147,000, which amount was paid in the first quarter of 2004 through the issuance of stock. Based on results for 2004 such amount totaled approximately $160,000 and was paid in the form of cash to all eligible employees in February 2005.

The Company has recorded net deferred tax assets of $406,000 as of 12/31/04. Based on existing R&D contracts supported by the DOE and industry and other expectation of continuing work, the Company has determined that it is more probable than not that those deferred tax assets will be realized in the future.

Cash flow provided from operations totaled $831,000 for 2004 compared to $183,000 for 2003. Cash flow from operations in 2004 was higher than 2003 as the result of significant increases in expenses paid with stock and accounts payable during 2004, which changes improved the Company's cash flow for the year. Cash flow provided from operations in 2004 resulted primarily from the operating income plus non-cash charges for depreciation, amortization and expenses paid with stock plus and minus other components of working capital. Cash flow from net investing activities for 2004 includes a use for investments in securities of ($8,068,000), proceeds from sale of securities of $1,587,000, proceeds from asset dispositions of $60,000 and capital expenditures of $(212,000). Cash flow from financing activities in 2004 consisted of payments on notes payable of $(922,000), proceeds from the sale of stock of $7,620,000 and proceeds from the exercise of stock options of $435,000. Cash flow used in operations in 2003 also resulted primarily from the operating income plus non-cash charges for depreciation and amortization and changes in other operating assets and liabilities. Cash flow from investing activities for 2003 includes a use for capital expenditures of $(372,000). Cash flow from financing activities in 2003 consisted of payments on assumed debt and notes payable ($968,000), proceeds from note payable and convertible debenture of $940,000, proceeds from the sale of stock of $1,000,000 and advances to its then parent company, ESI, of $(355,000).

Results of Operations
Revenues totaled $8,417,000 for 2004 versus $5,863,000 for 2003. Revenues in 2004 increased $2,503,000 and $85,000 due to increased sales in MEC and FGC activities, respectively. The significant increase in MEC revenues for the year is the result of the commercial sale of an activated carbon injection (ACI) system, testing services provided therewith, and increased field activities in DOE supported programs during the year. MEC revenues include $355,000 for mercury measurement services. FGC revenues are $85,000 higher than 2003 due to the injection system and related chemicals sales in December 2004 noted above. We expect FGC revenues in 2005 to show only modest growth. CA revenues decreased by $34,000 in 2004 compared to 2003. CA revenues for 2003 include installation of a feed system at one of our continuing customers that was not repeated in 2004. In order for CA revenues to grow appreciably, we will need to add additional customers. MEC revenues are primarily a function of government and industry supported field demonstrations of our mercury control technology, commercial sales of ACI systems and other consulting in mercury emission measurement. The Company's government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. The Company believes, however, it has complied with all the requirements of the contracts and future adjustments, if any, will not be material. Based on contracts in hand and other anticipated work, total revenues for 2005 are anticipated to grow by approximately 30% from the 2004 level. We have been hiring personnel in response to the growth realized and adequate resources of skilled labor appear to be available the anticipated needs.

Cost of services increased by $2,125,000 in 2004, as compared to 2003 as a result of the increased revenue generating activities. ADA-ES experienced positive gross margins in 2004 and 2003 of 40% and 51%, respectively. As noted above, management expects the amount of time and materials work for the near term to represent an increasing source of revenues wherein the anticipated gross margins are less than for our specialty chemical sales. Gross margins for 2005 are expected to decline somewhat from the levels achieved in 2004, both as a result of an increasing proportion of time and materials work and the Company's increasing its share of costs in the field demonstration projects in which it has elected to participate.

Research and development expenses increased in 2004 by $222,000 to $815,000 from 2003. The Company incurs R&D expenses not only on direct activities it conducts but also by sharing a portion of the costs in the government and industry programs in which it participates. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to grow at about 10% per year for the next several years.

General and administrative expenses increased by $121,000 to $2,046,000 in 2004. The increase in 2004 results primarily from increases in staff and our office space as the Company has made preparations for the anticipated growth in the mercury control market, and other general increases in costs, such as insurance.

The Company's interest expense totaled approximately $34,000 for 2004 and $27,000 for 2003. As a result of the pay-off of all term debt noted above we expect future interest expense to be minimal.

Critical Accounting Policies and Estimates
Significant estimates are used in preparation of the financial statements and include the Company's allowance for doubtful accounts, which is based on historical experience. However, a significant amount of the Company's accounts receivable ($223,000 and $241,000 at December 31, 2004 and 2003, respectively) is from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. The Company has not experienced significant adjustments in the past, and we do not expect that a significant adjustment will be made in the future. The Company uses its judgment to support the current fair value of goodwill and other intangible assets of $2.1 million on the consolidated balance sheet. Although the Company has had an independent valuation prepared, which supports its recorded value and, management believes the fair value of other recorded intangibles are not impaired, market demand for the Company's product and services could change in the future requiring a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available.

New Accounting Policies
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the Company to measure and recognize costs of share-based payment transactions in the financial statements. The Company must implement SFAS No. 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the impact of SFAS No. 123R on its financial statements and believes the impact may be material if equity instruments are used as a significant means of compensation in the future.


Item 7. Financial Statements. (see pages F-1 through F-20)
Index to Financial Statements
Report of Independent Registered Public Accounting Firm
Financial Statements:
         ADA-ES, Inc. and Subsidiary
         Consolidated Balance Sheet, December 31, 2004
         Consolidated Statements of Operations, For the Years Ended December 31,
           2004 and 2003
         Consolidated Statement of Stockholders' Equity, For the Period from
           January 1, 2003 to December 31, 2004
         Consolidated Statements of Cash Flows, For the Years Ended December 31,
           2004 and 2003
         Notes to Consolidated Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company's disclosure controls and procedures which took place as of December 31, 2004, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

During the company's fourth fiscal quarter of 2004, there have been no significant changes in such controls or in other factors that have materially affected, or are reasonably likely to materially affect, those controls.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Except as noted below in the short biographies that follow the table, our directors and executive officers were appointed by Earth Sciences prior to the spin-off. Our Directors will serve until the first annual meeting of stockholders, which is expected to occur in May 2005. Directors are expected to be elected annually. Information concerning our directors and our key executive officers is provided below.

Name                         Age            Position and Offices
----                         ---         ---------------------------
Jonathan S. Barr             47       Vice President Sales and Marketing
Ramon E. Bisque              73       Chairman of the Board of Directors
Duane N. Bloom               71       Director
C. Jean Bustard              47       Chief Operating Officer
Michael D. Durham            55       Director, President
John W. Eaves                47       Director, Member of the Audit Committee
Ronald B. Johnson            73       Director, Chairman of the Audit Committee
Robert H. Lowdermilk         68       Director
Mark H. McKinnies            53       Director, Chief Financial Officer
Rollie J. Peterson           57       Director, Member of the Audit Committee
Richard J. Schlager          53       Vice President Contract R&D
Jeffrey C. Smith             52       Director, Member of Audit Committee

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

Each of the officers named above serves from year to year at the pleasure of the Board of Directors. Drs. Bisque and Bloom and Mr. McKinnies continue as Directors of Earth Sciences, Inc. None of the other individuals named above are directors of any other public companies.

Mr. Barr has been Vice President Sales and Marketing of the Company since July 2004. Prior to that he was a National Vice President of Sales and Regional Vice President of Sales and Marketing for Arch Coal, Inc. from 1998 until 2004. Prior to that, from 1994 - 1998, Mr. Barr was with the C&O unit of CSX Transportation, where he served as the Director of River Coal Marketing and Market Manager for Utility Coal.

Dr. Bisque is Professor Emeritus at the Colorado School of Mines, Golden, Colorado and was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bisque has been Chairman of the Board of Directors and a was full or part-time employee of Earth Sciences from 1974 through 2003.

Dr. Bloom was a co-founder of Earth Sciences, Inc. in 1963. Dr. Bloom was employed full time by Earth Sciences from that time through 1999. Dr. Bloom has been retired since that time. Dr. Bloom also remains a director of Earth Sciences.

Ms. Bustard was appointed Chief Operating Officer of the Company in June 2004. Prior to that appointment she had been Executive Vice President of ADA-ES, LLC since its formation in 1996. Ms. Bustard was employed by ADA Technologies from 1988 through 1996. Ms. Bustard holds a B.S. in Physics Education from Indiana University, a 1979 M.A. in Physics from Indiana State University and an MBA from Colorado University.

Dr. Durham was a co-founder in 1985 of ADA Technologies, Inc., an Englewood, Colorado private company which contracts to the Federal government and others for development of emission technologies. Dr. Durham has been president of ADA-ES LLC, since 1996.

John W. Eaves is currently Executive Vice President and Chief Operating Officer, Arch Coal, Inc. Mr. Eaves had held the position of vice president of marketing for Arch Coal since that company was formed on July 1, 1997. Prior to that time, he served as president of the marketing subsidiary of Arch Mineral Corporation, one of Arch Coal's predecessor companies. He has also held various positions in sales and administration with Diamond Shamrock Company and Natomas Coal Company.

Mr. Johnson has been involved in all phases of the chemical industry: production, compounding and distribution both domestically and internationally for 47 years. He has held management and marketing positions with Dupont, Industrial and Biochemical Department in strategic planning, Gamlen Chemical, a international compounding company as manager of worldwide development and Vice President of Univar, a North American chemical distributor. Further, he was a Board Member with Charter National Bank and Trust from 1987-2000. Currently, he is Chairman of Twin-Kem International, Inc., a distributor of agricultural industrial chemicals, since 1984 and Chairman of ExecuVest, Inc., an oil & gas exploration company, since 1987.

Mr. Lowdermilk has been president of Tectonic Construction Company, a producer of washed aggregates and specialty sands since 1986. Mr. Lowdermilk has a long history in construction and engineering projects.

Mr. McKinnies is a CPA and worked for Peat, Marwick, Mitchell & Co. before commencing employment at Earth Sciences in 1978 and was employed there through 2000. Mr. McKinnies has been President of Earth Sciences since 1983 and remains a director of Earth Sciences.

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

Audit Committee
The Board of Directors has an Audit Committee consisting of Messrs. Eaves, Johnson, Peterson and Smith. Mr. Johnson serves as the chairman of the Audit Committee and as the Audit Committee Financial Expert. Mr. Johnson is "independent" as that term is used in Item7(d)(3)(iv) of Schedule 14A under the U.S. Securities Exchange Act.

Nominating Committee
The Board of Directors has appointed a Nominating Committee consisting of Messrs. Eaves, Johnson, Peterson and Smith. Mr. Johnson serves as the chairman. The responsibilities of the Committee, as set forth in the Governance Committee charter, are to identify and recommend to the Board the nominees to be submitted to the Company's shareholders for election as Directors at annual meetings of the shareholders, to consider and make recommendations to the Board regarding nominees for Director submitted by the Company's shareholders and recommend to the Board the election of individuals to fill any vacancies occurring on the Board from time to time. Under the Governance Committee charter, the Nominating Committee will consider nominees submitted by shareholders of the Company.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Registrant believes that during the fiscal year ended December 31, 2004, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

Code of Ethics
The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to the Company's annual report on Form 10KSB for 2003 and is posted on the Company's website at www.adaes.com.

Item 10. Executive Compensation.
The following tables show compensation during the fiscal years ended December 31, 2004, 2003 and 2002, and option grants and option exercises during the fiscal years ended December 31, 2004 and 2003, of those persons who were, at December 31, 2004 the four most highly compensated executive officers of ADA-ES whose total compensation exceeded $100,000.

                               Summary Compensation Table
                                                                  Long Term Compensation Awards
                                                                  -----------------------------
                                                                       Securities Underlying
Name of Individual and                        Annual Compensation         Options (#)(2)
Principal Position               Year       Salary        Pension(1)    --------------------
------------------               ----       ------        ----------
C. Jean Bustard                  2004      $119,565        $28,919            33,900
Chief Operating Officer          2003      $107,244        $28,885              -
                                 2002       $97,170        $26,633              -

Michael D. Durham                2004      $173,781        $39,579            59,000
President, CEO  and              2003      $155,137        $38,351              -
Director                         2002      $150,652        $35,742              -

Mark H. McKinnies                2004      $163,137        $38,747            44,400
Director and Chief               2003      $156,468        $36,351            14,500
Financial Officer                2002      $149,156        $35,628              -

Richard J. Schlager              2004      $112,901        $32,811            32,100
Vice President of Contract       2003      $104,328        $30,827              -
Research & Development           2002       $92,041        $25,335              -

     (1) Amounts represent pension and profit sharing contributions, 401(k) deferrals, and matching payments made or accruing to a qualified plan by the Company for the benefit of the named individual. In 2002 such amounts include stock issued by Earth Sciences, Inc. for the discretionary pension contribution portion of such payments. Amounts paid by stock average 40% of the amounts shown for 2002.

     (2) The securities shown for 2003 represent options to acquire shares granted pursuant to the Company's ISO Plan. The securities shown for 2004 represent options to acquire shares granted pursuant to the Company's Executive Stock Option Plan described below, none of which were vested as of 12/31/2004.

                               Options/SAR Grants in Last Fiscal Year
                                        Individual Grants

                           Number of Securities    % of Total Options
                           Underlying Options      Granted to Employees   Exercise or Base   Expiration
Name                       Granted (#)               in Fiscal Year         Price ($/Sh)        Date
-------------------------------------------------------------------------------------------------------
C. Jean Bustard              33,900                       12.3%                $8.60         8/24/2014
Michael D. Durham            59,000                       21.4%                $8.60         8/24/2014
Mark H. McKinnies            44,400                       16.1%                $8.60         8/24/2014
Richard J. Schlager          32,100                       11.6%                $8.60

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                      Number of securities
                      Shares                         underlying unexercised       Value of unexercised
                      acquired on    Value realized  options at FY-end(#)(1)       options at FY-End
Name                  exercise (#)        ($)       Exercisable/Unexercisable   Exercisable/Unexercisable
----                  ------------        ---       -------------------------   -------------------------

C. Jean Bustard        4,695            $30,283           4,695/ 33,900             $100,989 /$522,399
Michael D. Durham      14,550           $84,390            -0-/ 59,000                 -0- /$909,190
Mark H. McKinnies      14,500           $75,980            -0- / 44,400                -0- /$684,204
Richard J. Schlager    9,390            $53,054            -0-/ 32,100                 -0- /$494,661

     (1) The securities shown as "Unexercisable" as of December 31, 2004 represent options to acquire shares granted pursuant to the Company's
          Executive Stock Option Plan described below, none of which were vested as of 12/31/2004.

                                       17

DIRECTOR COMPENSATION
The compensation plan for our non-employee directors is reviewed annually. Under the existing compensation plan, each non-employee director are expected to receive 603 shares of common stock per year plus such directors are paid a fee of $620 per regular meeting, $310 per committee or telephonic meeting and/or $518 per committee meeting for serving as chairman of the committee. The Chairman of the Audit Committee is paid the greater of $3,000 per month or the per meeting fee amounts. In November 2004, the Board of Directors approved the issuance of 603 shares of common stock and the grant of 5,000 options to non-employee directors as part of their compensation for service. The issuance of such shares and the grant of such options are subject to shareholder approval, which the Company intends to seek at its 2005 Annual Meeting.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The Company has executed employment agreements with every fulltime employee, including all executive officers that contain the following standard provisions:
     1.   Automatic extensions for one-year periods.
     2. Three month written notice of intent to terminate by either the Company of the employee.
     3. Description of position, duties, authority, compensation, benefits and obligation of the employee to devote fulltime to the fulfillment of his/her obligations under the agreement
     4.   Disclosure/ownership of inventions and confidential subject matter.
     5. Assignment of inventions and confidential subject matter/documentation/commercialization.
     6.   Copyright works and written records.
     7.   Restrictive obligations relating to confidential subject matter.
     8. Conflicting obligations and obligations upon termination of employment.

The compensation amounts included in the employment agreements are subject to annual adjustment and the 2004 compensation levels are shown in the tables above. None of the Company's employment contracts nor other agreements contain any provisions for the payment of any amounts that result from or will result from the resignation, retirement or any other termination of any executive officer's employment with the Company or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information with respect to the beneficial ownership of the Company's common stock by (1) each of our stockholders whom we believe are beneficial owners of more than 5% of our outstanding common stock,
(2) each of our directors and executive officers and (3) all of our directors and executive officers as a group. We base the share amounts shown on each person's beneficial ownership as of March 18, 2004, unless we indicate some other basis for the share amounts. Except as noted in the footnotes accompanying the table, each of the individuals named below has sole voting and investment power for the respective shares.


                                       18

                                                   Amount and Nature of
 Name and Address                                  Beneficial Ownership    Percent of Class
 ----------------                                  --------------------    ----------------
 Jonathan S. Barr (VP Sales and Marketing)               4,800 (1)                 *
 8100 SouthPark Way
 Littleton, CO

 Ramon E. Bisque (Chairman of the Board of Directors)   71,350 (2)                1.5%
 9113 Fern Way
 Golden, CO

 Duane N. Bloom (Director)                              53,766 (3)                1.1%
 5565 Pine Ridge Rd.
 Golden, CO

 C. Jean Bustard (Chief Operating Officer)              20,087 (4)                 *
 9193 Buffalo Drive
 Littleton, CO

 Michael D. Durham (Director and President)            160,538 (5)                3.3%
 5252 Lariat Drive
 Castle Rock, CO

 John W. Eaves (Director)                                1,000                     *
 1 CityPlace One, Suite 300
 St. Louis, MO

 Hummingbird Value Funds                               229,457                    4.8%
 153 East 53rd Street, 55th Floor.
 New York, NY

 Ronald B. Johnson (Director)                            8,600                     *
 4220 S. Allison St.
 Littleton, CO

 Robert H. Lowdermilk (Director)                       183,335 (6)                3.8%
 100 Cherry St.
 Denver, CO

 Mark H. McKinnies (Director, Secretary and CFO)        71,595 (7)                1.9%
 27638 Pine Grove Trail
 Conifer, CO

 Rollie J. Peterson (Director)                          27,644                     *
 22486 County Road 73
 Big Lake, MN

 Richard J. Schlager (VP of Contract R&D)               21,473 (8)                 *
 16242 E. Prentice Lane
 Centennial, CO

 Jeffrey C. Smith (Director)                             6,200                     *
 7272 Wisconsin Avenue, Suite 300
 Bethesda, MD

 Tontine Capital Partners, L.P.                        257,000                    5.4%
 31 West 52nd ST, 17th Floor
 New York, NY

 Wellington Management Company                         561,900                   11.7%
 75 State Street
 Boston, Massachusetts

 Directors and Officers as a Group (12 individuals)    627,181 (9)               13.0%

*  Less than 1%.


Notes:

(1) Included in the amount shown are 1,800 shares to which Mr. Barr has the right to acquire beneficial ownership through stock options.
(2)  Included in the amount shown are 100 shares registered in the name of Dr.
     Bisque's wife and 16,281 shares held in Dr. Bisque's pension fund account.
(3)  Included in the amount shown are 773 shares registered in the name of Dr.
     Bloom's wife and 20,416 shares held in Dr. Bloom's pension fund account.
(4) Included in the amount shown are 4,000 shares to which Ms. Bustard has the right to acquire beneficial ownership through stock options and 10,933 shares held in Ms. Bustard's pension fund account.
(5) Included in the amount shown are 45,852 shares held in Dr. Durham's pension fund account.
(6) Included in the amount shown are 13,000 shares registered in the name of Mr. Lowdermilk's wife, and 109,000 shares held by Tectonic Construction Co.
     ("TCC"). Mr. Lowdermilk is the president and majority shareholder of TCC.
(7) Included in the amount shown are 32,976 shares held in Mr. McKinnies' pension fund account.
(8) Included in the amount shown are 12,086 shares held in Mr. Schlager's pension fund account.
(9) The amount shown includes 5,800 shares to which individuals in the group have the right to acquire beneficial ownership through stock options.

                                             Equity Compensation Plan Information
                                             ------------------------------------
                                                                                         Number of securities remaining
                                 Number of securities to     Weighted-average exercise   available for future issuance under
                                 be issued upon exercise     price of outstanding        equity compensation plans
                                 of outstanding options,     options, warrants and       (excluding securities reflected in
Plan category                    warrants and rights         rights                      column (a))
-------------                    -------------------         -------------------------   -----------------------------------
                                         (a)                         (b)                              (c)
Equity compensation plans
approved by security holders           93,115                       $9.12                           195,530

Equity compensation plans not
approved by security holders          200,000                       $8.60                                 0
                                     --------                       -----                           -------
Total                                 293,115                       $8.76                           195,530
                                     ========                       =====                           =======

DIRECTOR COMPENSATION
As noted above, under the existing compensation plan, each non-employee director will receive stock and options, subject to shareholder approval. This payment plan has not been approved by the shareholders and is not included in the table above.

STOCK OPTION PLANS
During 2003 the Company adopted the 2002 ADA-ES, Inc. Stock Option Plan. One purpose of the plan was to duplicate the options previously awarded by Earth Sciences that have been cancelled. Otherwise, the plan is intended to serve to encourage our key employees, through their individual efforts, to improve our overall performance and to promote profitability by providing them an opportunity to participate in the increased value they help create. Options granted under the plan may be in the form of "incentive stock options" as defined under section 422 of the Internal Revenue Code of 1986, as amended, or options that are not incentive stock options. The plan is administered by the compensation committee of the Board of Directors. The plan was approved by ESI as the sole shareholder of ADAES prior to the spin-off distribution of ADA-ES shares. We reserved 400,000 shares of our common stock for issuance under the plan. In general, all options granted under the plan will lapse ten years from the date of grant (five years in the case of a 10% stockholder of our company, our parent or one of our subsidiaries). In general, the exercise price of an option will be determined by the compensation committee of the board of directors at the time the option is granted and will not be less than 100% of the fair market value of a share of our common stock on the date the option is granted. The compensation committee may provide in the option agreement that an option may be exercised in whole immediately or is exercisable in increments through a vesting schedule. During 2004, 75,995 options were granted under the plan.

During 2004 the Company adopted the 2004 Executive Stock Option Plan, which did not require shareholder approval. The plan authorized the grant of up to 200,000 options to purchase shares of the Company's Common Stock to executive officers of the Company. The purpose of the plan is to promote the growth and profitability of the Company by awarding options to purchase Common Stock of the Company for services performed and to be performed in the future. Options granted under the plan are generally intended to be non-qualified stock options ("NQSO") for federal income tax purposes. The plan is administered by the compensation committee of the Board of Directors. In each case, the option exercise price is the market price on the date of the grant. The options are exercisable over a 10-year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. Options were granted under the Plan to five executive officers, who are also full-time employees of the Company. During 2004, 200,000 options were granted under the plan, none of which were vested at December 31, 2004. In January 2005 the Board of Directors authorized the vesting of 27,080 options under the plan.


Item 12. Certain Relationships and Related Transactions.
In 2000, Earth Sciences re-negotiated a convertible debenture in the amount of $1,000,000 (the "Debenture") with Tectonic Construction Co. ("TCC") and a note in the amount of $250,000 (the "Note") from TCC to extend the due dates and clarify certain collateral. Mr. Lowdermilk, a director of Registrant, is the president and majority shareholder of TCC. The Debenture and the Note bore interest at the greater of prime plus two points or 10% which interest was payable quarterly. As required under the Distribution Agreement with Earth Sciences, in September 2003 the Company assumed remaining balance of the notes payable to Tectonic Construction Co. totaling $1,150,000. Of that amount $300,000 was paid off with proceeds of a convertible debenture sold to Arch in a like amount as noted below. Also in September 2003, Tectonic converted $210,000 of the remaining debt into 100,000 shares of the Company's stock pursuant to the terms of the debt assumed from Earth Sciences. The remaining $640,000 was also paid-off in September 2003 with the proceeds from a term loan of the same amount obtained from a commercial bank. At that date the Company also assumed other indebtedness from ESI in the amount of $130,000 related to past service obligations ($77,000 payable for the benefit of Mr. McKinnies and $44,200 payable for the benefit of Dr. Bisque, both Directors of the Company).

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

Item 13. Exhibits

(a) Exhibits and Index of Exhibits (all exhibits except as otherwise noted are incorporated by reference; Exhibit 3.1 through Exhibit 10.12 were filed as exhibits to Registrant's Form 10SB, as amended, filed March 23, 2003; Exhibit
10.13 was filed as an exhibit to Registrant's Form S-8 filed November 13, 2003;
Exhibit 10.14 was filed as an exhibit to Registrant's Form S-8 filed February 6, 2004; Exhibits 10.15 through 10.19 were filed as exhibits to Registrant's Form 10QSB filed May 12, 2004; Exhibits 10.20 and 10.21 were filed as exhibits to Registrants Form S-8 filed December 14, 2004; and Exhibits 14 and 21.1 were filed as exhibits to Registrant's Form 10KSB for the year ended December 31,
2003).
No.       Description
---       -----------
Index to Exhibits.
3.1       Amended and Restated Articles of Incorporation of ADA-ES
3.2       Amended and Restated Bylaws of ADA-ES
4.1       Form of Specimen Stock Certificate
10.1      Distribution Agreement
10.2      2002 ADA-ES, Inc. Stock Option Plan
10.3 Market Development Agreement between NORIT Americas Inc. and Earth Sciences, Inc. dated June 29, 2001
10.4 Assignment and Assumption Agreement between NORIT Americas Inc. and ADA-Environmental Solutions, LLC dated August 4, 2003
10.5 Joint Venture and Co-Marketing Agreement by and between Arch Coal Sales Company and ADA- Environmental Solutions, LLC as of January 1, 2002
10.6 Securities Subscription and Investment Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated July 7, 2003
10.7 U.S. Department of Energy Cooperative Agreement No. DE-FC26-00NT40755 "Advanced Flue Gas Conditioning as a Retrofit Upgrade to Enhance PM collection from Coal-Fired Electric Utility Boilers"
10.8 U.S. Department of Energy Cooperative Agreement No. DE-FC26-00NT41005 "Field Test Program to Develop Comprehensive Design, Operating, and Cost Data for Mercury Control Systems"
10.9 Joint Product Exploitation and Marketing Agreement dated October 2, 2002, by and between ALSTOM Power Inc. ADA Environmental Solutions LLC
10.10 Tax Sharing Agreement between ADA-ES, Inc. and Earth Sciences, Inc. dated March 17, 2003
10.11 U.S. Department of Energy Cooperative Agreement No. DE-FC26-02NT41591 "Long-Term Operation of a COHPAC System for Removing Mercury from Coal-Fired Flue Gas"
10.12 Amendment No. 1 to Distribution Agreement by and between ADA-ES, Inc. and Earth Sciences, Inc. dated August 15, 2003
10.13     2003 Stock Compensation Plan #1
10.14     2003 Stock Compensation Plan #2
10.15 U.S. Department of Energy Cooperative Agreement No. DE-FC26-03NT41986 "Evaluation of Sorbent Injection for Mercury Control ".
10.16 Purchase Order #4500589101 signed 3/18/04 from We Energies Clean Coal Power Initiative Repayment Agreement between the U.S. Department of Energy and ADA-ES, Inc. dated April 6, 2004
10.17 TOXECON Sorbent Sales Repayment Agreement by and between Norit America Inc. and ADA-ES, Inc. dated February 18, 2004
10.18 Development and Field Validation Agreement between Thermo Environmental Instruments Inc, and ADA-ES, Inc. dated April 16, 2004
10.19 Distribution Agreement between Thermo Environmental Instruments Inc, and ADA-ES, Inc. dated April 16, 2004
10.20     ADA-ES, Inc. 2004 Executive Stock Option Plan
10.21     2004 Stock Compensation Plan #2 and model stock option agreements
10.22* U.S. Department of Energy Cooperative Agreement No. DE-FC26-05NT42307 "Low-Cost Options for Moderate Levels of Mercury Control".
10.23* Employment Agreement dated between C. Jean Bustard and ADA Environmental Solutions, LLC.
10.24* Employment Agreement dated between Michael D. Durham and ADA Environmental Solutions, LLC.
10.25* Employment Agreement dated January 2, 2000 between Mark H. McKinnies and ADA Environmental Solutions, LLC.
10.26* Employment Agreement dated January 1, 2000 between Richard J. Schlager and ADA Environmental Solutions, LLC.
14        Code of Ethics for Senior Financial Officers
21.1      Subsidiaries of ADA-ES
23.1*     Consent of Hein & Associates LLP
31.1* Certification of Chief Executive and Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*     Certifications Pursuant to 18 U.S.C. Section 1350

(*) - filed herewith.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
                                                          Fiscal Year
                                                          -----------
                                                  2004                  2003
                                                  ----                  ----
Audit Fees                                       $58,513              $66,267
Audit-Related Fees                                 1,896                  -
Tax Fees (1)                                         -                    -
All Other Fees (2)                                   -                $19,021

The above amounts include combined services provided for Registrant and Earth Sciences for a portion of 2003, where such services could not be divided into their components.
(1) Registrant's principal accountant provided review and consulting services related to the filing of the Company's 2003 Federal Income Tax returns.
(2) Registrant's principal accountant provided review and consulting services related to the filing of a Form 10SB with the SEC to effect the spin-off from Earth Sciences in 2003, filing of a Form S-3 in 2004 and review of preliminary Sarbanes-Oxley Section 404 documentation in 2004.

Audit Committee Approval of Services
It is the policy of the Audit Committee of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company. The Audit Committee approved of 100% of the services provided by the independent accountant in 2004.



SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADA-ES, Inc.
------------
(Registrant)

By /s/ Mark H. McKinnies                            /s/ Michael D. Durham
------------------------                            ---------------------
Mark H. McKinnies, Treasurer                        Michael D. Durham
and Principal Financial Officer                     President

Date:  March 25, 2005                               March 25, 2005
       --------------                               --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramon E. Bisque                                 /s/ Robert H. Lowdermilk
-------------------                                 -------------------------
Ramon E. Bisque                                     Robert H. Lowdermilk
Chairman of The Board of Directors                  Director

March 25, 2005                                      March 25, 2005
--------------                                      --------------
    Date                                                  Date


/s/ Duane N. Bloom                                  /s/ Michael D. Durham
------------------                                  ---------------------
Duane N.  Bloom, Director                           Michael D. Durham, Director

March 25, 2005                                      March 25, 2005
--------------                                      --------------
    Date                                                  Date


/s/ Mark H. McKinnies                               /s/ Ronald B. Johnson
---------------------                               ---------------------
Mark H. McKinnies, Director                         Ronald B. Johnson, Director

March 25, 2005                                      March 25, 2005
--------------                                      --------------
    Date                                                  Date

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheet - December 31, 2004...............................F-3

Consolidated Statements of Operations - For the Years Ended
     December 31, 2004 and 2003..............................................F-4

Consolidated Statements of Changes in Stockholders' Equity -
     For the Years Ended December 31, 2004 and 2003..........................F-5

Consolidated Statements of Cash Flows - For the Years Ended
     December 31, 2004 and 2003..............................................F-6

Notes to Consolidated Financial Statements...................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and Stockholders
ADA-ES, Inc. and Subsidiary
Littleton, Colorado


We have audited the accompanying consolidated balance sheet of ADA-ES, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADA-ES, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.



/s/ HEIN & ASSOCIATES LLP
-------------------------
HEIN & ASSOCIATES LLP


Denver, Colorado
February 16, 2005


                              ADA-ES, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                                   DECEMBER 31, 2004

                                        ASSETS
                                        ------
CURRENT ASSETS:
    Cash and cash equivalents                                             $  2,108,000
    Trade receivables, net of allowance for doubtful accounts of $4,000      1,198,000
    Inventories                                                                 48,000
    Investments in securities (Note 4)                                         713,000
    Prepaid expenses and other                                                 200,000
                                                                          ------------
             Total current assets                                            4,267,000
                                                                          ------------

PROPERTY AND EQUIPMENT, at cost                                              1,345,000
    Less accumulated depreciation and amortization                            (896,000)
                                                                          ------------
             Net property, plant and equipment                                 449,000
                                                                          ------------

GOODWILL, net of $1,556,000 in amortization                                  2,024,000
INTANGIBLE ASSETS, net of $33,000 in amortization                              146,000
INVESTMENTS IN SECURITIES AND OTHER ASSETS (Note 4)                          6,194,000
                                                                          ------------
TOTAL ASSETS                                                              $ 13,080,000
                                                                          ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                      $    433,000
    Accrued payroll and related liabilities                                    363,000
    Accrued expenses                                                            40,000
    Deferred revenue                                                           202,000
                                                                          ------------
             Total current liabilities                                       1,038,000
                                                                          ------------

LONG-TERM LIABILITIES:
    Deferred compensation and other                                             32,000
                                                                          ------------
             Total long-term liabilities                                        32,000
                                                                          ------------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY:
    Preferred stock; 50,000,000 shares authorized, none outstanding               --
    Common stock; no par value, 50,000,000 shares authorized,
         4,795,711 shares issued and outstanding                            13,134,000
    Accumulated other comprehensive income                                      34,000
    Accumulated deficit                                                     (1,158,000)
                                                                          ------------
             Total stockholders' equity                                     12,010,000
                                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 13,080,000
                                                                          ============


                 See accompanying notes to these financial statements.


                           ADA-ES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------

REVENUE:
    Mercury emission control                         $ 5,940,000    $ 3,437,000
    Flue gas conditioning                              2,122,000      2,037,000
    Combustion aids and others                           355,000        389,000
                                                     -----------    -----------
         Total net revenues                            8,417,000      5,863,000

COST OF SERVICES                                       5,020,000      2,895,000
                                                     -----------    -----------

GROSS MARGIN                                           3,397,000      2,968,000

OTHER COSTS AND EXPENSES:
    General and administrative                         2,046,000      1,925,000
    Research and development                             815,000        593,000
    Depreciation and amortization                        153,000        130,000
                                                     -----------    -----------
         Total expenses                                3,014,000      2,648,000
                                                     -----------    -----------

OPERATING INCOME                                         383,000        320,000

OTHER INCOME (EXPENSE):
    Interest expense                                     (34,000)       (27,000)
    Other, net                                            49,000         23,000
                                                     -----------    -----------
             Total other income (expense)                 15,000         (4,000)
                                                     -----------    -----------

NET INCOME BEFORE TAXES                                  398,000        316,000

PROVISION FOR TAX BENEFIT (EXPENSE)                      (62,000)        93,000
                                                     -----------    -----------

NET INCOME                                               336,000        409,000
                                                     -----------    -----------

UNREALIZED GAINS AND LOSSES ON CERTAIN INVESTMENTS
    IN EQUITY SECURITIES, net of tax                      34,000           --
                                                     -----------    -----------

COMPREHENSIVE INCOME                                 $   370,000    $   409,000
                                                     ===========    ===========

NET INCOME PER COMMON SHARE - BASIC AND DILUTED      $       .08    $       .12
                                                     ===========    ===========

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING       4,126,000      3,412,000
                                                     ===========    ===========

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING     4,193,000      3,507,000
                                                     ===========    ===========


              See accompanying notes to these financial statements.


                                                    ADA-ES, INC. AND SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                        ACCUMULATED
                                              COMMON STOCK              RECEIVABLE        OTHER
                                       ----------------------------        FROM        COMPREHENSIVE   ACCUMULATED
                                          SHARES          AMOUNT          PARENT          INCOME         DEFICIT          TOTAL
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCES, January 1, 2003                    10,000    $  5,326,000    $   (473,000)   $       --      $ (1,903,000)   $  2,950,000
   Cash distributions to Parent                                            (355,000)           --              --          (355,000)
   Stock issued to employees by
      Parent for expenses                      --              --            20,000            --              --            20,000
   Stock option issued to third
      party for services                       --            19,000            --              --              --            19,000
   Assumption of debt on spin-off              --              --        (1,280,000)           --              --        (1,280,000)
   Constructive dividend to Parent
      to complete spin-off                3,334,489      (2,088,000)      2,088,000            --              --              --
   Issuance of stock for cash               137,741       1,000,000            --              --              --         1,000,000
   Issuance of stock on conversion
      of debt                               100,000         210,000            --              --              --           210,000
   Net income                                  --              --              --              --           409,000         409,000
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCES, December 31, 2003
                                          3,582,230       4,467,000            --              --        (1,494,000)      2,973,000
   Stock issued to employees and
      directors for expenses                 25,716         181,000            --              --              --           181,000
   Issuance of stock for cash, net        1,000,000       7,620,000            --              --              --         7,620,000
   Issuance of stock on exercise of
      options                               173,265         435,000            --              --              --           435,000
   Issuance of stock on conversion
      of debt                                14,500          36,000            --              --              --            36,000
   Tax benefit of stock transactions           --           395,000            --              --              --           395,000
   Unrealized gains on investments             --              --              --            34,000            --            34,000
   Net income                                  --              --              --              --           336,000         336,000
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCES, December 31, 2004               4,795,711    $ 13,134,000    $       --      $     34,000    $ (1,158,000)   $ 12,010,000
                                       ============    ============    ============    ============    ============    ============


                                       See accompanying notes to these financial statements.


                                   ADA-ES, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEARS ENDED
                                                                                DECEMBER 31,
                                                                        --------------------------
                                                                            2004           2003
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $   336,000    $   409,000
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                      153,000        130,000
         Loss on asset dispositions and securities                           24,000          6,000
         Expenses paid with stock and stock options                         181,000         39,000
         Deferred tax expense (benefit)                                      62,000        (93,000)
         Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Receivables                                              (133,000)        16,000
                  Inventories                                                (5,000)        (1,000)
                  Other assets                                              (89,000)        16,000
             Increase (decrease) in:
                  Accounts payable                                          271,000       (292,000)
                  Accrued expenses                                          190,000        183,000
                  Other liabilities                                        (159,000)      (230,000)
                                                                        -----------    -----------
             Net cash provided by operating activities                      831,000        183,000
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for equipment and patents                          (212,000)      (372,000)
   Investment in securities                                              (8,068,000)          --
   Proceeds from asset dispositions                                          60,000         24,000
   Proceeds from sale of securities                                       1,587,000           --
                                                                        -----------    -----------
             Net cash used in investing activities                       (6,633,000)      (348,000)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                 --          940,000
   Payments on debt and notes payable                                      (922,000)      (968,000)
   Advances to Parent                                                          --         (355,000)
   Exercise of stock options                                                435,000           --
   Sale of stock                                                          7,620,000      1,000,000
                                                                        -----------    -----------
             Net cash provided in financing activities                    7,133,000        617,000
                                                                        -----------    -----------
INCREASE  IN CASH AND CASH EQUIVALENTS                                    1,331,000        452,000
CASH AND CASH EQUIVALENTS, beginning of year                                777,000        325,000
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                  $ 2,108,000    $   777,000
                                                                        ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Cash payments for interest                                           $    34,000    $    26,000
                                                                        ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Assumption of debt and accrued liabilities at spin-off               $      --      $ 1,280,000
                                                                        ===========    ===========
   Constructive dividend to Parent at Spin-off                          $      --      $ 2,088,000
                                                                        ===========    ===========
   Transfer of inventory to property                                    $    39,000    $      --
                                                                        ===========    ===========
   Tax effect of stock option exercises                                 $   415,000    $      --
                                                                        ===========    ===========
   Stock issued in conversion of debt                                   $    36,000    $   210,000
                                                                        ===========    ===========


                     See accompanying notes to these financial statements.

                                            F-6

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------------------------------------------

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

The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. The Company also generates substantial revenue from contracts co-funded by the government and industry. The Company's sales occur principally throughout the United States.

Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains the majority of its cash accounts in one commercial bank. The amount on deposit at December 31, 2004 was in excess of the insurance limits of the Federal Deposit Insurance Corporation.

Receivables and Credit Policies - Trade receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Included in trade receivables are $139,000 of amounts not yet billed to customers as of December 31, 2004. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

Investments - Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are recorded at amortized cost in investments and other assets. Securities not classified as held-to-maturity are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments in securities in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Premiums and discounts on debt securities are amortized over the contractual lives of those securities. The Company's investments in debt securities are classified as held to maturity securities and valued at amortized cost, which approximates fair value. The amortized cost at December 31, 2004 was $5,812,000 for investments in corporate debt securities, U.S. government and agency obligations, and obligations of individual states and political subdivisions. The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding gains on such securities, net of tax, which were reported in other comprehensive income for 2004 were $34,000.

Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of supplies.

Percentage of Completion - ADA follows the percentage of completion method of accounting for all significant long-term contracts excluding government contracts and chemical sales. The Company recognizes revenue on government contracts based on the time and expenses incurred to date. The percentage of completion method of reporting income from contracts takes into account the cost and revenue to date on contracts not yet completed. Except for the government contracts (discussed in Note 5), the Company had no material long-term contracts in progress at December 31, 2004.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition - ADA chemical sales are recognized when products are shipped to customers. A reserve is established for any returns, based on historical trends. Chemical products are shipped FOB shipping point and title passes to the customer when the chemicals are shipped. The Company's sales agreements do not contain a right of inspection or acceptance provision and products are generally received by customers within one day of shipment. The Company has had no significant history of non-acceptance, nor of replacing goods damaged or lost in transit. ADA equipment sales are recognized when the equipment is delivered and installed and all return or buy back privileges have expired. Consulting revenue is recognized as services are performed and collection is assured.

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

Intangible Assets - Intangible assets principally consist of patents. Acquired patents are being amortized over a 7-year period using the straight-line method, which is less than the remaining legal life of the patents. Patents obtained by the Company directly are being amortized over a 17-year life. Amortization of intangible assets for the years ended December 31, 2004 and 2003 was $10,000 and $7,000, respectively. Based on the balance of intangible assets as of December 31, 2004, the Company anticipates amortization expense over the next 5 years to be approximately $10,000 per year.

Intangible assets consist of:

                                      Accumulated
                               Cost   Amortization     Net
                             -------- ------------  --------

                   Patents   $179,000   $(33,000)   $146,000
                             ========   ========    ========


Goodwill - Goodwill consists of the excess of the aggregate purchase price over the fair value of net assets of businesses acquired. Goodwill was amortized over a 10-year period through December 31, 2001 and is attributable to the Company's FGC reporting segment. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, Goodwill is no longer amortized, but subject to an impairment evaluation, which is performed in the fourth quarter of each year. During fiscal 2002, the Company engaged an investment banking firm to perform a valuation of the Company. As a result of this evaluation, which was reviewed and updated for 2003 and 2004, the Company concluded that no impairment of its goodwill was required.

Receivable from Parent - As discussed above, ADA was a wholly-owned subsidiary of ESI. The net of intercompany transactions between ADA and ESI were set forth in the Receivable from Parent and shown in the accompanying Consolidated Statement of Stockholder's Equity. The intercompany transactions consisted of cash distributions from ADA to the Parent and the payment of certain ADA pension expenses (see Note 8) by the Parent using its stock.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Net Income Per Share - Net income per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using the same numerator as basic EPS and further reflects the potential dilution that could occur if outstanding stock options were exercised. The effect of such dilutive stock options added 53,000 and 95,000 shares in 2004 and 2003, respectively, to the weighted average number of common shares outstanding used in calculation of diluted EPS. For 2003, the weighted average number of common shares outstanding for the periods shown have been adjusted to reflect the spin-off as if it occurred on January 1, 2003.

Impairment of Long-Lived Assets - The Company follows SFAS No. 144, Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of assets or intangible assets may be impaired, an evaluation of recoverability would be performed.

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The fair values of investments are estimated based on quoted market prices for those investments.

Income Taxes - The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Income taxes for financial reporting purposes for the Company for the period through September 11, 2003 are computed as if the Company filed a separate return, even though the Company files a consolidated income tax return with ESI for those periods.

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

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       Year Ended December 31,
                                                       ----------------------
                                                          2004         2003
                                                       ---------    ---------

 Net income (loss):
     As reported                                       $ 336,000    $ 409,000
     Fair value of stock based compensation             (374,000)     (62,000)
                                                       ---------    ---------

     Pro forma                                         $ (38,000)   $ 347,000
                                                       =========    =========

 Net income (loss) per share - basic and diluted:
    As reported                                        $     .08    $     .12
    Fair value of net income per share                      (.09)        (.02)
                                                       ---------    ---------

    Pro forma - basic and diluted                      $    (.01)   $     .10
                                                       ==========   =========


The options granted in 2003 and 2004 had an exercise price equal to the market price on the date of the grant. The average fair value of each employee option granted in 2004 and 2003 was approximately $1.36 and $2.32, respectively, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                            Years Ended December 31,
                                            ------------------------
                                              2004           2003
                                            ---------     ----------

            Expected volatility               35%               50%
            Risk-free interest rate          2.5%                2%
            Expected dividends                 0                 0


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

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Comprehensive Income/Loss - SFAS No. 130 establishes standards for reporting and display of comprehensive income/loss, its components and accumulated balances. Comprehensive income/loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. In 2004, comprehensive income includes unrealized gains on investments, net of income tax expense, of $34,000. Comprehensive income was the same as net income in 2003.

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

Recently Issued Accounting Pronouncements - In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". Previously, under ARB No. 43, Chapter 4, items such as idle facility expense, excessive spoilage, double freight and re-handling costs could be considered so abnormal under certain circumstances as to be treated as current period costs. SFAS No. 151 requires that such items be considered current period costs, regardless of whether considered abnormal. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is to be applied prospectively. The Company does not expect a material impact on its financial statements from implementation of SFAS 151.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the Company to measure and recognize costs of share-based payment transactions in the financial statements. The Company must implement SFAS No. 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the impact of SFAS No. 123R on its financial statements and believes the impact may be material if equity instruments are used as a significant means of compensation in the future.

Reclassifications - Certain prior year balances have been reclassified to conform to the current year's classification. Such reclassifications had no effect on net income.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SPIN-OFF OF ADA-ES:
----------------------

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

In a related transaction, ADA-ES entered into an investment agreement with Arch Coal, Inc. (Arch). The Arch Coal Agreement was subject to the spin-off of ADA-ES from ESI. The agreement provided for $300,000 of additional debt (the proceeds of which were used to pay down debt assumed in the spin-off) and $1,000,000 of equity for the issuance of shares of common stock. The final price of the stock of $8.47 per share was based on a multiple of the market price for the ESI common stock at the time of the spin-off, adjusted for changes that occurred in the year subsequent to the sale.

3. PROPERTY AND EQUIPMENT:
--------------------------

Property and equipment as of December 31, 2004 is summarized as follows:

                                                     Estimated Useful
                                                           Lives
                                                     ----------------

         Machinery and equipment       $1,073,000          3-10
         Leasehold improvements           196,000            7
         Furniture and fixtures            76,000            5
                                       ----------

                                       $1,345,000
                                       ==========

Depreciation and amortization of property and equipment for the years ended December 31, 2004 and 2003 was $143,000 and $123,000, respectively.

4. INVESTMENTS:
---------------

Investments in available-for-sale securities are reported as a current asset at their fair value in investments in securities. Investments in held-to-maturity securities are reported at their unamortized cost in investments securities and other assets. Investments in securities are summarized as follows at December 31, 2004:

                                  Gross Unrealized  Gross Unrealized     Fair
                                        Gain             Loss            Value
                                        ----             ----            -----
Available-for-sale securities:
   Common stock                      $   58,000       $   (3,000)     $  713,000
                                     ==========       ==========      ==========
Held-to-maturing securities:
   Debt securities                   $        0       $  (42,000)     $5,783,000
                                     ==========       ==========      ==========

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Realized gains and losses are determined on the basis of specific identification of the security sold. Held-to-maturity securities were sold in 2004 to adjust the portfolio to target interest rates and maturities in line with the Company's investment objectives. During 2004, information on securities sold is as follows:

                 Classification            Available for Sale   Held-to-Maturity
                 --------------            ------------------   ----------------

      Carrying amount of securities sold      $    23,000          $ 1,575,000
                                              ===========          ===========
      Sale proceeds                           $    21,000          $ 1,566,000
                                              ===========          ===========
      Gross realized losses                   $    (2,000)         $   (10,000)
                                              ===========          ===========
      Gross realized gains                    $      --            $     1,000
                                              ===========          ===========

Other comprehensive income for 2004 includes an unrealized holding gain, net of tax, on available-for-sale securities of $34,000.

Held-to-maturity securities will mature as follows:

                       Year(s)                  Amount
                       -------                  ------
                       2005                   $  246,000
                       2006-2009               1,784,000
                       2010-2014               2,489,000
                       Beyond 2014             1,013,000
                                              ----------
                       Total                  $5,532,000
                                              ==========


5. GOVERNMENT AND INDUSTRY FUNDED CONTRACTS:
--------------------------------------------

ADA has performed activities under four contracts awarded by the Department of Energy (the "DOE") that contributed a total of $2,469,000 and $2,164,000 to revenues in 2004 and 2003, respectively. These amounts are included in Mercury emission control revenues of $2,469,000 and $1,956,000, in 2004 and 2003, respectively and Flue gas conditioning revenues of $208,000 in 2003. ADA typically invoices the DOE monthly for estimated labor and expenditures plus overhead factors, less cost share amounts. The total approved DOE budgets amount to $23.2 million, of which the Company's and industry partners' cost-share portion is $7.4 million. The remaining unearned amount of the contracts expected to be recognized by the Company in 2005 (including cash contributions by other industry partners) is $3.6 million. These contracts are subject to audit and future appropriation of funds by Congress. The Company's historical experience has not resulted in significant adverse adjustments to the Company, however the government audits for years ended 2004, 2003 and 2002 have not yet been finalized.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. DEBT:
--------

Term Loan and Line of Credit - In 2004, ADA renegotiated a revolving $250,000 line of credit with a financial institution. No amounts were outstanding under the line of credit at December 31, 2004, which bears interest at bank prime plus 1.75%, payable monthly. Covenants of the line require the Company to meet certain borrowing base requirements and other financial covenants. The line is secured by inventory, accounts receivable, equipment and intangibles of the Company.

7. STOCKHOLDERS' EQUITY:
------------------------

Shares Issued for Pension Expenses and Directors' Compensation - In 2004 the Company issued shares of its common stock and in 2003 ESI issued shares of its common stock for the payments of approximately $146,000 and $20,000, respectively, of ADA pension related expenses (see Note 8) and in 2004 the Company issued shares of its common stock for payment of $35,000 of non-management directors' compensation, based upon the per share value of unrestricted common stock of ADA or ESI at the time of exchanges. The 2003 amount was recorded as an additional payable of the Company to ESI, and was recorded in the Receivable from Parent and shown in the accompanying financial statements in the Stockholder's Equity section.

Sale of Stock, Convertible Debenture and Grant of Option to Arch - In September 2003, the Company sold 137,741 shares to Arch Coal for $1 million and sold a convertible debenture for $300,000, both pursuant to an investment agreement. Of the shares sold, 37,741 have been placed in escrow and 19,730 shares will be returned to the Company since the market price of the Company's shares exceeded a minimum of $9.08 for a twenty-day continuous period during the one-year period from the date of their issuance. The Debenture was repaid during 2004. As a part of the share purchase Arch was also granted an option to purchase 50,000 shares for $10.00 per share. The option expires in five years. Under the option, Arch may purchase 16,667 shares after August 2004, another 16,667 shares after August 2005, and the remaining shares after August 2006.

Sale of Stock in 2004 - In August 2004 the Company entered into several Subscription and Investment Agreements and privately sold 1 million shares of its common stock to a limited number of institutional investors at a price of $8.00 per share. The net proceeds to the Company from the sales totaled $7,620,000.

Conversion of Debt to Shares - The Company assumed convertible debt to a related party as part of the spin-off transaction (see Note 11), which debt, to the extent allowable, was converted to stock in September 2003. Upon such conversion, the Company issued 100,000 shares of its common stock in exchange for $210,000 of such debt.

Stock Options - As a result of the spin-off (Note 2), options outstanding at ESI were exchanged for options of ADA-ES based on the effective share exchange of one option share for each ten options outstanding at ESI based on the price and terms the options were originally issued. The Company granted options to employees in 2004 as additional compensation. The following is a table of options activity during 2003 and 2004:

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Weighted
                                                                        Average
                                               Employees  Non-Employee  Exercise
                                                Options     Options     Price
                                                --------    --------    -----

   OPTIONS OUTSTANDING, January 1, 2003             --          --      $ --
      Options granted resulting from spin-off    133,710        --       2.50
      Other options granted                       53,600      80,000     5.38
                                                --------    --------    -----
   OPTIONS OUTSTANDING, December 31, 2003        187,310      80,000     3.94
      Options granted                            275,995        --       9.32
      Options expired                             (7,800)       --       2.80
      Options exercised                         (157,765)    (30,000)    2.51
                                                --------    --------    -----

   OPTIONS OUTSTANDING, December 31, 2004        297,740      50,000    $9.01
                                                ========    ========    =====


The weighted average remaining contractual life for all options as of December 31, 2004 was approximately 9 years. At December 31, 2004, 66,430 options with a weighted average exercise price of $11.15 were fully vested and exercisable. Of the remaining 281,310 options, 65,850 options with a weighted average exercise price of $7.83 vest in 2005, 35,462 options with a weighted average exercise price of $9.26 vest in 2006, 10,000 options per year with an exercise price of $8.60 vest annually from 2007 through 2009 and 150,000 options with an exercise price of $8.60 vest at the rate of 30,000 options per year thereafter or earlier based on specific achievements of individual employees.

If not previously exercised, options outstanding at December 31, 2004, will expire as follows:



                                                         Weighted
                               Range                     Average
                         ------------------  Number of   Exercise
               Year        Low       High     Options     Price
               ----      --------  --------  ---------   -------

               2008       10.00      10.00     50,000     $10.00
               2013        2.50       2.80     21,745     $ 2.74
               2014        8.60      13.80    275,995     $ 9.32
                                              -------
                                              347,740
                                              =======

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

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. COMMITMENTS AND CONTINGENCIES:
---------------------------------

Pension Expense and Retirement Plan - The Company assumed a defined contribution and 401(k) plan covering all eligible employees from ESI as of January 1, 2003. The Company recognized contribution expense of $161,000 and $217,000 for 2004 and 2003, respectively, based on a percentage of the eligible employees' annual compensation. A portion of the 2003 expenses were paid for with stock (see Note
7).

Office Lease - The Company leases office space under a noncancellable operating lease. Total rental expense was $158,000 and $135,000 for the years ending December 31, 2004 and 2003, respectively. The total minimum rental commitments at December 31, 2004 was $610,000 for lease payments due in 2005 through 2009 as follows:

                          Year                   Amount
                          ----                 -----------

                          2005                 $   116,000
                          2006                     119,000
                          2007                     122,000
                          2008                     125,000
                          2009                     128,000
                                               -----------

                                               $   610,000
                                               ===========


9. MAJOR CUSTOMERS:
-------------------

Sales to unaffiliated customers which represent 10% or more of the Company's sales for the year ended December 31, 2004 and 2003 were as follows (as a percentage of each entity's sales):

                Customer                          2004        2003
                ----------------------------    --------    --------

                A (Governmental Contracts)        30%         26%
                B                                 10%         12%
                C                                  -          11%


At December 31, 2004, approximately 50% of the Company's trade receivables were from five customers.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A significant portion of ADA's revenue is derived from contracts with Department of Energy and chemical and equipment sales to coal-burning electric power plants.

10. INCOME TAXES:
-----------------

Prior to September 2003, the Company was a wholly owned subsidiary of ESI. The Company's tax attributes were passed through to its Parent and any taxable income was offset by the Parent's tax loss carryforwards. In connection with the spin-off, the Company retained its tax loss carryforward generated in the current year returns. The Company's tax basis of its assets and liabilities carry forward after the spin-off. The following lists the Company's deferred tax assets and liabilities as of December 31, 2004:

        Current assets (liabilities):
            Prepaid expenses                                 $ (34,000)
            Valuation allowance - securities held for sale     (20,000)
            Deferred revenues and compensation                  94,000
                                                             ---------
                                                                40,000
        Non-current assets (liabilities)
            Property, compensation and intangible assets       (42,000)
            Net loss carryforward                              319,000
            Tax credits                                         89,000
                                                             ---------
                                                               366,000
                                                             ---------

              Net tax assets                                   406,000
            Net valuation allowances                              --
                                                             ---------

                                                             $ 406,000
                                                             =========


As of December 31, 2004, the Company had approximately $859,000 of tax loss carryforwards, which if not utilized to reduce taxable income in future periods, will expire $40,000 in 2023 and $819,000 in 2024. The Company's valuation allowance as of December 31, 2004 and 2003 was $0; the valuation allowance was reduced by $80,000 in 2003.

At December 31, 2004, the Company's current tax provision was reduced by $415,000 attributable to the tax effects of stock option exercises recorded in stockholders' equity.

The following is a reconciliation of the actual income tax rate - expense (benefit) to the expected combined Federal and State tax rate of approximately 37%:

                                              2004         2003
                                              ----         ----
                                                %            %

         Expected income tax rate -
            expense (benefit)                  37%          37%
         Permanent differences                 (4%)          1%
         Tax credits                          (17%)          -
         Decrease in the deferred tax
            valuation allowance                 -          (67%)
                                              ----         ----

         Actual income tax rate                16%         (29%)
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

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. RELATED PARTY TRANSACTIONS:
-------------------------------

In 2003, pursuant to the Distribution Agreement with ESI (see Note 2) the company assumed a convertible debenture in the amount of $1,000,000 (the "Debenture") with Tectonic Construction Co. ("TCC") and a note in the amount of $150,000 (the "Note"). A director of the Company is the president and majority shareholder of TCC. The Debenture and the Note bore interest at the greater of prime plus two points or 10% which interest was payable quarterly. Of that amount $300,000 was paid off with proceeds of a convertible debenture sold to Arch in a like amount. Also, in September of 2003, TCC converted $210,000 of the remaining debt into 100,000 shares of the Company's stock pursuant to the terms of the debt assumed from ESI. The remaining $640,000 was also paid off in September 2003 with the proceeds from a term loan of the same amount obtained from a commercial bank.

As discussed above in Note 2, the Company executed a Securities Subscription and Investment Agreement with Arch Coal, Inc. in July 2003. Pursuant to the investment agreement, in September 2003 Arch purchased a $300,000 convertible debenture from the Company, purchased 137,741 shares of the Company's Common stock and was also granted an option to purchase 50,000 shares. The debenture and accrued interest thereon was repaid in 2004. The Company also co-markets its ADA-249 product under an agreement with Arch as described above. Under that arrangement, the Company has recorded revenue of $25,000 and $150,000 in 2004 and 2003, respectively. A designee of Arch has been appointed a seat on the Company's Board of Directors and management of the Company has agreed in the future to nominate and to vote all proxies and other shares of stock in the Company which they are entitled to vote in favor of that designee so long as Arch holds no less than 100,000 shares of the Company's common stock.

12. BUSINESS SEGMENT INFORMATION:
---------------------------------

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

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Year Ended December 31, 2004:
-----------------------------
                                    MEC         FGC          CA         Total
                                ----------   ----------  ----------   ----------

     Total revenue              $5,940,000   $2,122,000  $  355,000   $8,417,000
     Segment profit (loss)      $  996,000   $  964,000  $   34,000   $1,994,000


Year Ended December 31, 2003:
-----------------------------
                                    MEC         FGC          CA         Total
                                ----------   ----------  ----------   ----------

     Total revenue              $3,437,000   $2,037,000  $  389,000   $5,863,000
     Segment profit (loss)      $  890,000   $1,104,000  $  (84,000)  $1,910,000


A reconciliation of the reported total segment profit (loss) to Comprehensive Income for the periods shown above is as follows:

                                                       2004           2003
                                                   -----------    -----------

 Total segment profit                              $ 1,994,000    $ 1,910,000
 Non-allocated general & administrative expenses    (1,458,000)    (1,460,000)
 Depreciation and amortization                        (153,000)      (130,000)
 Interest, other income/expenses and tax
    (provision) benefit                                (47,000)        89,000
                                                   -----------    -----------

 Net income                                        $   336,000    $   409,000
                                                   ===========    ===========