Form 10QSB
period 2005-03-31
ADA-ES INC
filed 2005-05-11
CIK 1223112

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,831,402 Shares of Common Stock, no par value outstanding as of April 30, 2005.

Transitional Small Business Disclosure Format: Yes______; No __X_

-----------------------------------------------------------------------------

PART I
Item 1.	FINANCIAL STATEMENTS

                     ADA-ES, Inc. and Subsidiary
             Condensed Consolidated Balance Sheet(Unaudited)
                          March 31, 2005
                      (amounts in thousands)

                           	ASSETS

CURRENT ASSETS:
  Cash, and cash equivalents                                     $ 1,990
  Trade receivables, net of allowance for doubtful
   accounts of $5 	                                           1,576
  Inventories                                                         47
  Investment in securities                                         1,999
  Prepaid expenses and other        	                           177
                                                                   -----
      Total current assets	                                     5,789
                                                                   -----

PROPERTY AND EQUIPMENT, at cost                                    1,366
    Less accumulated depreciation and amortization                  (936)
                                                                   -----
          Net property and equipment        	                     430
                                                                   -----

GOODWILL, net of $1,556 in amortization                            2,024
INTANGIBLE ASSETS, net of $35 in amortization                        151
INVESTMENTS IN SECURITIES                                          4,506
DEFFERED TAX BENEFIT and other assets                                627
                                                                  ------
TOTAL ASSETS       	                                         $13,527
	                         	                              ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable	                                               $   311
  Accrued payroll and related liabilities                            262
  Accrued expenses                                                    88
  Deferred revenue                                                   238
                                                                   -----
	Total current liabilities                                      899
                                                                   -----
LONG-TERM LIABILITIES:
  Deferred compensation and other liabilities	                      25
                                                                   -----
      Total long-term liabilities                                     25
                                                                   -----
STOCKHOLDERS' EQUITY:
  Common stock no par value                                       13,650
  Accumulated other comprehensive income                              16
  Accumulated deficit	                                          (1,063)
                                                                  ------
	Total stockholders' equity                                  12,603
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                 $13,527
                                                                  ======

See accompanying notes.

-----------------------------------------------------------------------------

                          ADA-ES, Inc. and Subsidiary
         Condensed Consolidated Statements of Operations (Unaudited)
                Three Months Ended March 31, 2005 and 2004
                 (amounts in thousands, except per share)

                                                     2005               2004
 REVENUES:                                           ----               ----
     Mercury emission control                     $ 1,607            $ 1,021
     Flue gas conditioning                            507                421
     Combustion aids and other                         58                 98
                                                    -----              -----
        Total revenues                              2,172              1,540

COST OF SERVICES                                    1,265                846
                                                    -----              -----
GROSS MARGIN                                          907                694

COST AND EXPENSES:
    General and administrative                        552                456
    Research & development                            258                216
    Depreciation and amortization                      42                 36
                                                    -----              -----
             Total expenses                           852                708
                                                    -----              -----
OPERATING INCOME (LOSS)                                55                (14)

OTHER INCOME (EXPENSE):
    Interest expense                                   (1)               (14)
    Other, net                                         70                  4
                                                    -----              -----
     Total other income (expense)                      69                (10)
                                                    -----              -----
INCOME (LOSS) BEFORE TAX                              124                (24)

PROVISION FOR TAX EXPENSE                             (29)                -
                                                    -----              -----
NET INCOME (LOSS)                                      95                (24)

UNREALIZED LOSSES ON CERTAIN INVESTMENTS IN EQUITY
  SECURITIES, net of tax                              (18)                -
                                                    -----              -----
COMPREHENSIVE INCOME (LOSS)                        $   77             $  (24)
                                                   ======             ======
NET INCOME (LOSS) PER COMMON SHARE-Basic and
  Diluted                                          $  .02             $ (.01)
                                                   ======             ======
WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING    4,811              3,687
                                                   ======             ======
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING  5,029              3,702
                                                   ======             ======
---------------------------------------------------------------------------
                             ADA-ES, Inc. and Subsidiary
    Condensed Consolidated Statements of Changes in Stockholders' Equity
                    Three Months Ended March 31, 2005 and 2004
                               (amounts in thousands)
                                     (Unaudited)
                                             Accumulated
                              Common Stock   Other Compre- Accumulated
                             Shares  Amount   sive Income   Deficit   Total
                             ------  ------  -----------  ----------- ------
Balances, January 1, 2004     3,582  $4,467      $   -     $ (1,494)  $2,973
 Stock issued for pension
  liabilities                    21     147          -           -       147
 Exercise of stock options      132     329          -           -       329
 Net loss for the period	   -       -           -          (24)     (24)
                              -----  ------       ------     ------    -----
Balances, March 31, 2004      3,735  $4,943      $   -     $ (1,518)  $3,425
			            =====  ======	  ======     ======    =====

Balances, January 1, 2005     4,796 $13,134      $    34   $ (1,158) $12,010
Exercise of stock options        35     272           -          -       272
 Tax benefit of stock
  transactions                   -      244           -          -       244
 Unrealized losses on
  investments                    -       -           (18)                (18)
 Net income for the period	   -       -            -          95       95
                              -----  ------       ------     ------    -----
Balances, March 31, 2005      4,831 $13,650      $    16   $ (1,063) $12,603
			            =====  ======	  ======     ======    =====

See accompanying notes.

-----------------------------------------------------------------------------
                       ADA-ES, Inc. and Subsidiary
           Condensed Consolidated Statements of Cash Flows(Unaudited)
              For the Three Months Ended March 31, 2005 and 2004
                          (amounts in thousands)

                                                           2005        2004
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $    95     $   (24)
  Adjustments to reconcile net income (loss) to net
   cash from operations:
    Depreciation and amortization                            42          36
    Loss on securities dispositions                          42          -
    Accrued expenses paid with stock        	             -          147
    Deferred tax expense                                     29          -
    Change in operating assets and liabilities:
  	(Increase) decrease in:
        Receivables                                        (378)        (74)
        Other assets                                         (6)          8
      Increase (decrease) in:
        Accounts payable                                   (122)        250
        Accrued expenses                                    (53)       (127)
        Other liabilities                                    30         (65)
                                                          -----       -----
       Net cash (used) provided by operating activities    (321)        151
                                                          -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures		               	            (28)       (273)
  Investment in securities                               (2,668)         -
  Proceeds from sale of securities                        2,628          -
                                                          -----       -----
	Net cash used by investing activities                 (68)       (273)
                                                          -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments notes payable                                     (1)       (333)
  Exercise of stock options                                 272         329
                                                          -----       -----
	Net cash provided (used) by financing activities      271          (4)
                                                          -----       -----
Net decrease in cash and cash equivalents                  (118)       (126)

Cash and cash equivalents at beginning of period          2,108         777
                                                          -----       -----
Cash and equivalents at end of period 			   $1,990      $  651
                                                          =====       =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
	Cash payments for interest		               $    1      $    9
                                                          =====       =====
      Stock issued for services                          $   -       $  147
                                                          =====       =====

See accompanying notes.

-----------------------------------------------------------------------------

                           ADA-ES, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Unaudited)
                                   March 31, 2005

(1)  General
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's Form 10-KSB, filed for the year ended December 31, 2004.

(2)  Investments
Investments in available-for-sale securities are reported as a current asset at their fair value in investments in securities. Investments in held-to-maturity securities are reported at their amortized cost in investments securities. Purchases and sales activity in certain bonds during the first quarter of 2005, totaling approximately $1.3 million, requires classification as held-for-sale investments. As a result, we included an unrealized loss of $9,000, which amount is net of tax, in comprehensive income for the quarter due to recording such investments at their market value at 3/31/05.

(3)  Business Segment Information
The Company has three reportable segments: mercury emission controls (MEC), flue gas conditioning (FGC), and combustion aids and consulting (CA). All assets are located in the US and are not evaluated by management on a segment basis. All significant customers are US companies.

                                      (amounts in thousands)
Three months ended March 31, 2005
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 1,607   $   507   $   58      $  2,172
Segment profit (loss)  $   259   $   255   $   18      $    532


Three months ended March 31, 2004
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $  1,021   $   421    $  98     $  1,540
Segment profit (loss)  $    161   $   251   $  (13)    $    399

A reconciliation of reported total segment profit to Net Income (Loss) for the periods shown above is as follows:
                                              (amounts in 000's)
                                           2005             2004
                                           ----             ----
Total segment profit                     $  532           $  399
Non-allocated general & admin expenses     (435)            (377)
Depreciation and amortization               (42)             (36)
Interest and other income (expenses)
 and tax                                     40              (10)
                                           ----             ----
Net Income (Loss)                        $   95            $ (24)
                                           ====             ====
-----------------------------------------------------------------------------

Item 2.	 Management's Discussion and Analysis or Plan of Operation.
This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions; adverse weather; changes in federal income tax laws and federal funding for environmental technology/specialty chemicals programs; governmental regulations; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW
The Company provides environmental technologies and specialty chemicals to the coal-burning electric utility industry. Revenues are generated through
(1) time and materials and fixed-price contracts for the emerging mercury emission control (MEC) market, several of which are co-funded by government (Department of Energy - DOE)and industry, (2) the sale of specialty chemicals and services for flue gas conditioning (FGC), and (3) the sale of combustion aid (CA) chemicals and services, primarily ADA-249 through a joint venture with Arch Coal.

Mercury has been identified as a toxic substance and pursuant to a court order the EPA issued regulations for its control in March 2005. Such regulations are being contested by as many as nine different States and four environmental groups. The impact of those regulations on the future of our business, and the long-term growth of the MEC market for the electric utility industry will most likely be dependent on the final outcome of that court action and how industry chooses to respond to those federal and other state regulations, which are in various stages of enactment. As many as 1,100 existing coal-fired boilers may be affected by such regulations, when they are fully implemented. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) DOE- and industry-funded contracts mentioned above, (ii) mercury testing services and (iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by the implementation of enacted regulations. Although we expect this market to show steady growth over the next several years, significant revenue growth is anticipated when federal regulations impact a significant portion of existing boilers.

The market for our FGC chemicals and services is relatively flat and is expected to only show modest growth, if any, in the near-term. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important contribution to the overall profitability of the Company. In spite of several successful demonstrations, market acceptance for our CA products has not grown as expected.
Commencement of ongoing sales to a significant future customer is important, and if such occurs, is expected to help promote additional sales.

During the second quarter of 2004 the Company announced it signed a commercial contract to supply and install a FGC system to improve capture of flyash particles at a Midwestern coal-fired power plant. The plant has made provisions to switch to coal from the Wyoming Powder River Basin (PRB). The contract called for the purchase and installation of the equipment for approximately $300,000, which was installed and operational in December 2004, and at such time began routine injection of the Company's proprietary chemical. Based upon historical average usage of the chemical at existing customers' plants, it is anticipated that future chemical purchases will provide additional revenues of $500,000 - $700,000 per year. During the first quarter of 2005 chemical purchases totaling $253,000 were made by the plant.

Liquidity and Capital Resources
The Company had a positive working capital of $4.9 million at 3/31/05. The amount represents an increase of $1.6 million during the quarter. Of the increase shown, $1.3 million is a result of reclassification of amounts related to investments in bonds previously classified as held-to-maturity investments noted above. In addition to the working capital noted above, the Company has investments in securities, accounted for as held to maturity investments, that amount to approximately $4.5 million at 3/31/05. The Company intends to retain these investments to demonstrate strength in its financial position to support guarantees the Company expects to provide on future sale of activated carbon systems. Management believes that existing and expected improving working capital, through continued and improved cash flow from ongoing operations, will be sufficient to meet the anticipated needs of the Company in 2005. However, there can be no assurances that the positive cash flow that has been achieved will continue. The Company also has a $250,000 line-of-credit arrangement with a bank to help with its working capital needs. No amounts were outstanding under the line as of 3/31/05.

The Company's principal source of liquidity is its existing working capital and operating cash flows as supplemented by its line-of-credit noted above. The continuation of positive cash flow is somewhat dependent upon the continuation of chemical sales and operations of the (FGC) units currently in-place in Illinois, Louisiana and Iowa, each of which provide an average monthly cash flow of approximately $20,000. Unsatisfactory results, which could be caused by a combination or single factor such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), and/or overall cost/benefit analysis, at any of those units may decrease or end the sale of chemicals for such units. The Company is also performing services under three DOE and industry co-funded contracts, which overall are expected to produce an estimated $3.6 million in revenues in 2005. Of that amount approximately 35% represents cost share amounts from industry partners, and 65% represents reimbursement from DOE for costs that pass through the Company. Currently funding has been approved by the DOE for approximately $15.8 million of its share of those contracts. If further funding were not approved, the Company would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level.

Planned capital expenditures for ADA-ES to sustain and improve ongoing operations for 2005 are estimated at $310,000. The Company expects to fund these requirements out of existing working capital and cash flow from operations.

The Company maintains a defined contribution and 401(k) plan covering all eligible employees. The Company matches up to 5% of salary amounts deferred by employees in the Plan. During the first quarter of 2005, the Company recognized $21,000 of matching expense; this expense is expected to amount to approximately $105,000 for the year. In the past the Company has also made discretionary contributions to the Plan and employees. Based on results for 2004 such amount totaled approximately $160,000 and was paid in the form of cash to all eligible employees in February 2005 with 50% of such amount being made as a contribution to the Plan. During the first quarter of 2005, the Company accrued $22,000 for such payments based on results for 2005 through the end of the 1st quarter.

The Company has recorded net deferred tax assets of $632,000 as of 3/31/05. Based on existing R&D contracts supported by the DOE and industry and other expectation of continuing work, the Company has determined that it is more probable than not that those deferred tax assets will be realized in the future.

Cash flow provided (used) in operations totaled $(321,000) for the first quarter of 2005 compared to $151,000 for the same period in 2004. Cash flow from operations in 2005 was lower than 2004 as the result of a significant increase in accounts receivable and a decrease in accounts payable, both of which reduced cash on hand as compared to 2004. Cash flow provided (used) from operations in both periods resulted primarily from the operating income
(loss) plus non-cash charges for depreciation, amortization and expenses paid with stock (in 2004 only) plus and minus other components of working capital. Cash flow from net investing activities for the first quarter of 2005 includes a use for investments in securities of $(2,668,000), proceeds from sales of securities of $2,628,000, and capital expenditures of $(28,000). Cash flow from financing activities in 2005 consisted of payments on notes payable of $(1,000), proceeds from the exercise of stock options of $272,000. Cash flow from investing activities for the first quarter of 2004 includes a use for capital expenditures of $(273,000). Cash flow from financing activities in the first quarter of 2004 consisted of payments on notes payable $(333,000), proceeds from note payable and proceeds from the exercise of stock options of $329,000.

Results of Operations
Revenues totaled $2,172,000 for the first quarter of 2005 versus $1,540,000 for the same period in 2004. Revenues in 2005 increased $586,000 and $86,000 due to increased sales in MEC and FGC activities, respectively. The significant increase in MEC revenues for the period is the result of increased mercury measurement services, which commenced in the third quarter of 2004 and which totaled $422,000 during the first quarter of 2005. FGC revenues for the first quarter are $86,000 higher than in the same period in 2004 due to increased chemicals sales of the system installed in December 2004 noted above. CA revenues decreased by $40,000 in the first quarter of 2005 compared to the same period in 2004. CA revenues for the first half of 2004 include sales to a customer who has not purchased on a routine basis thus far in 2005. In order for CA revenues to grow appreciably, we will need to add additional customers.

MEC revenues are primarily a function of government and industry supported field demonstrations of our mercury control technology, and other consulting in mercury emission measurement. The Company's government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. The Company believes, however, it has complied with all the requirements of the contracts and
future adjustments, if any, will not be material.   Based on contracts in
hand and other anticipated work, total revenues for 2005 are anticipated to grow by approximately 30% from the 2004 level. We have been hiring personnel in response to the growth realized and adequate resources of skilled labor appear to be available to cover the anticipated needs.

Cost of services increased by $419,000 in the first quarter of 2005, as compared to the same period in 2004 as a result of the increased revenue generating activities noted above. ADA-ES experienced gross margins in those periods in 2005 and 2004 of 42% and 45%, respectively. Management expects the amount of time and materials related work for the near term to represent an increasing source of revenues wherein the anticipated gross margins are less than for our specialty chemical sales. Gross margins for 2005 are expected to decline somewhat from the levels achieved in 2004, both as a result of an increasing proportion of time and materials work and the Company's increasing its share of costs in the field demonstration projects in which it has elected to participate.

Research and development expenses increased in the first quarter of 2005 by $42,000 to $258,000 from the same period in 2004. The Company incurs R&D expenses not only on direct activities it conducts but also by sharing a portion of the costs in the government and industry programs in which it participates. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to grow at about 10% per year for the next several years.

General and administrative expenses increased by $96,000 to $552,000 in the first quarter of 2005. The increase in 2005 results primarily from increases in staff, increased cost of governance and government compliance, NASDAQ listing fees, and other general increases in costs.

The Company's interest expense totaled approximately $1,000 for the first quarter of 2005 as compared to $14,000 for the same period in 2004. The Company repaid all of its significant term debt in early 2004 and as a result, we expect future interest expense to be minimal. Other income, net shown for the first quarter of 2005 includes interest income from investments and other miscellaneous receipts, net of related fees and costs.

Critical Accounting Policies and Estimates
Significant estimates are used in preparation of the financial statements and include (1)the Company's allowance for doubtful accounts, which is based on historical experience; (2)the Company's classification of investments in held-to-maturity securities, which is based on management's intent and ability to hold such securities to maturity and other factors; and (3)the Company's percentage of completion method of accounting for significant long-term contracts, which is based on estimates of the costs to complete such contracts.

A significant amount of the Company's accounts receivable ($205,000 and $338,000 at March 31, 2005 and 2004 respectively) is from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. The Company has not experienced significant adjustments in the past, and we do not expect that a significant adjustment will be made in the future. The Company uses its judgment to support the current fair value of goodwill and other intangible assets of $2.1 million on the consolidated balance sheet. Although in a prior year the Company had an independent valuation prepared, which supports its recorded value and, management believes the fair value of other recorded intangibles are not impaired, market demand for the Company's product and services could change in the future requiring a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available.

New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the Company to measure and recognize costs of share-based payment transactions in the financial statements. Unless implementation is delayed by the U.S. Congress or other authorities, the Company must implement SFAS No. 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the impact of SFAS No. 123R on its financial statements and believes the impact may be material if equity instruments are used as a significant means of compensation in the future.

Item 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company's disclosure controls and procedures which took place as of March 31, 2005, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

No other changes from Item 13 of Registrant's 2004 Form 10-KSB.

(b)	Forms 8-K -  May 11, 2005  reporting Item 2.02 Results of Operations
and
                   Financial Condition including as an exhibit the May 11, 2005 Press Release Announcing First Quarter 2005 Financial Results.

SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					         ADA-ES, Inc.
                                      -------------
						   Registrant

Date:  May 11, 2005           /s/ Michael D. Durham
                              ----------------------
			                Michael D. Durham
                       President and Chief Executive Officer


Date:  May 11, 2005          /s/ Mark H. McKinnies
                             ----------------------
                                 Mark H. McKinnies
                             Chief Financial Officer