Form 10QSB
period 2005-06-30
ADA-ES INC
filed 2005-08-11
CIK 1223112

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes _X_   No ___

	APPLICABLE ONLY TO CORPORATE ISSUERS:

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,817,018 Shares of Common Stock, no par value outstanding as of August 5, 2004.

Transitional Small Business Disclosure Format: Yes______; No __X_

-----------------------------------------------------------------------------

PART I
Item 1.	FINANCIAL STATEMENTS

                     ADA-ES, Inc. and Subsidiary
                Consolidated Balance Sheet (Unaudited)
                          June 30, 2005
                      (amounts in thousands)

                           	ASSETS

CURRENT ASSETS:
  Cash, and cash equivalents                                     $ 2,424
  Trade receivables, net of allowance for doubtful
   accounts of $4                                                  1,363
  Inventories                                                         42
  Investment in securities                                         1,048
  Prepaid expenses and other                                         204
                                                                   -----
      Total current assets                                         5,081
                                                                   -----

PROPERTY AND EQUIPMENT, at cost                                    1,339
    Less accumulated depreciation and amortization                  (949)
                                                                   -----
          Net property and equipment                                 390
                                                                   -----

GOODWILL, net of $1,556 in amortization                            2,024
INTANGIBLE ASSETS, net of $38 in amortization                        157
INVESTMENTS IN SECURITIES                                          5,696
DEFERRED TAX BENEFIT and other assets                                627
                                                                  ------
TOTAL ASSETS                                                     $13,975
                                                                  ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               $   551
  Accrued payroll and related liabilities                            252
  Accrued expenses                                                   121
  Deferred revenue                                                   233
                                                                   -----
      Total current liabilities                                    1,157
                                                                   -----
LONG-TERM LIABILITIES:
  Deferred compensation and other liabilities                         17
                                                                   -----
      Total long-term liabilities                                     17
                                                                   -----
STOCKHOLDERS' EQUITY:
  Preferred stock                                                     -
  Common stock, no par value                                      13,714
  Accumulated other comprehensive income                              43
  Accumulated deficit                                               (956)
                                                                  ------
      Total stockholders' equity                                  12,801
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $13,975
                                                                  ======


See accompanying notes.

-----------------------------------------------------------------------------

                          ADA-ES, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
                Three and Six Months Ended June 30, 2005 and 2004
                 (amounts in thousands, except per share)

                                           3 Months ended     6 Months ended
                                        6/30/05    6/30/04   6/30/05  6/30/04
REVENUES:                               -------    -------   -------  -------
     Mercury emission control            $1,952    $ 1,278    $3,559   $2,299
     Flue gas conditioning                  454        387       961      808
     Combustion aids and other               68        109       126      207
                                          -----      -----     -----    -----
        Total revenues                    2,474      1,774     4,646    3,314

COST OF SERVICES                          1,550        975     2,815    1,821
                                          -----      -----     -----    -----
GROSS MARGIN                                924        799     1,831    1,493

COST AND EXPENSES:
    General and administrative              634        440     1,186       896
    Research & development                  188        263       446      479
    Depreciation and amortization            40         42        82       78
                                          -----      -----     -----    -----
             Total expenses                 862        745     1,714    1,453
                                          -----      -----     -----    -----
OPERATING INCOME                             62         54       117       40

OTHER INCOME (EXPENSE):
    Interest expense                         (1)       (10)       (2)     (24)
    Other, net                               63         (3)      133        1
                                          -----      -----     -----    -----
     Total other income (expense)            62        (13)      131     (23)
                                          -----      -----     -----    -----
INCOME BEFORE TAX                           124         41       248       17
PROVISION FOR TAX EXPENSE                   (17)        -        (46)      -
                                          -----       ----     -----    -----
NET INCOME                                  107         41       202       17

UNREALIZED GAINS ON CERTAIN INVESTMENTS
 IN EQUITY  SECURITIES, net of tax           27         -          9       -
                                          -----      -----     -----    -----
COMPREHENSIVE INCOME                     $  134     $   41    $  211   $   17
                                         ======     ======    ======   ======
NET INCOME PER COMMON SHARE-Basic
 and Diluted                             $  .02     $  .01    $  .04   $  .00
                                         ======     ======    ======   ======
WEIGHTED AVERAGE BASIC COMMON SHARES
 OUTSTANDING                              4,822      3,741     4,820    3,714
                                         ======     ======    ======   ======
WEIGHTED AVERAGE DILUTED COMMON SHARES
 OUTSTANDING                              4,939      3,787     4,997    3,759
                                         ======     ======    ======   ======

See accompanying notes.
-----------------------------------------------------------------------------
                             ADA-ES, Inc. and Subsidiary
    Condensed Consolidated Statements of Changes in Stockholders' Equity
                    Six Months Ended June 30, 2005 and 2004
                               (amounts in thousands)
                                     (Unaudited)

                                             Accumulated
                            Common Stock   Other Compre-   Accumulated
                           Shares  Amount  hensive Income   Deficit    Total
                           ------  ------  --------------  ----------- ------
Balances, January 1, 2004   3,582  $4,467      $   -      $ (1,494)  $2,973
 Stock issued for pension
  liabilities                  22     147          -            -       147
 Stock issued for services      4      35          -            -        35
 Exercise of stock options    136     341          -            -       341
 Net income for the period     -       -           -            17       17
                            -----  ------       ------      ------    -----
Balances, June 30, 2004     3,744  $4,990      $   -      $ (1,477)  $3,513
                            =====  ======      ======       ======    =====

Balances, January 1, 2005   4,796 $13,134      $    34    $ (1,158) $12,010
 Exercise of stock options     37     274           -           -       274
 Tax benefit of stock
  transactions                 -      244           -           -       244
 Stock  and options issued
  for services                  4      62           -           -        62
 Return of shares from escrow (20)     -            -           -        -
 Unrealized gains on
  investments                  -       -             9          -         9
 Net income for the period     -       -            -          202      202
                            -----  ------       ------      ------    -----
Balances, June 30, 2005     4,817 $13,714      $    43    $   (956) $12,801
                            =====  ======       ======      ======   ======

See accompanying notes.

-----------------------------------------------------------------------------
                       ADA-ES, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows(Unaudited)
              For the Six Months Ended June 30, 2005 and 2004
                          (amounts in thousands)

                                                           2005        2004
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   202      $   17
  Adjustments to reconcile net income to net
   cash provided (used) in operations:
    Depreciation and amortization                            82          78
    Loss on asset disposition and securities                 50          -
    Expenses paid with stock and stock options               62         182
    Deferred tax expense                                     46          -
    Change in operating assets and liabilities:
      (Increase) decrease in:
        Receivables                                        (165)         32
        Inventories                                           6          -
        Other assets                                        (40)       (291)
      Increase (decrease) in:
        Accounts payable                                    118         375
        Accrued expenses                                    (41)       (160)
        Deferred revenues and other liabilities              19         444
                                                          -----       -----
       Net cash provided by operating activities            339         677
                                                          -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (39)       (325)
  Investment in securities                               (5,362)         -
  Proceeds from sale of securities                        5,107          -
                                                          -----       -----
      Net cash used by investing activities                (294)       (325)
                                                          -----       -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                  (3)       (370)
  Exercise of stock options                                 274         341
                                                          -----       -----
      Net cash provided (used) by financing activities      271         (29)
                                                          -----       -----
Net increase in cash and cash equivalents                   316         323

Cash and cash equivalents at beginning of period          2,108         777
                                                          -----       -----
Cash and equivalents at end of period                    $2,424      $1,100
                                                          =====       =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
      Cash payments for interest                         $    2      $   15
                                                          =====       =====
      Stock and options issued for services              $   62      $  182
                                                          =====       =====

See accompanying notes.

-----------------------------------------------------------------------------

                           ADA-ES, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Unaudited)
                                   June 30, 2005

(1)  General
The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S. and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results for the interim periods shown. Such statements should be considered in conjunction with Registrant's Form 10-KSB, filed for the year ended December 31, 2004.

(2)  Investments
Investments in available-for-sale securities consisting of equities and corporate, government and municipal bonds maturing in the next year are reported as a current asset at their fair value in investments in securities.
Investments in available-for-sale securities not included in current assets are reported at their fair value cost in investments in securities. Cumulative unrealized gains and losses on such securities are shown, net of their tax effect, as a component of stockholders' equity and such gains or losses related to the current period are shown in the determination of comprehensive income as reported on the statement of operations.

(3) Stock Based Compensation
We have elected to follow APB Opinion No. 25 and related interpretations in accounting for our stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards
(SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of our stock grants and options equals the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

If compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then our net income per share for the six months ended June 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:
                                                              June 30,
                                                       2005              2004
                                                     --------------------------

 Net income as reported                             $ 202,000         $  17,000
   Deduct: Stock-based compensation cost under
    SFAS 123                                          (65,000)              -
                                                     --------           -------
      Pro forma net income                          $ 137,000         $  17,000
                                                     ========          ========

Pro forma basic and diluted net income per share:

Pro forma shares used in the calculation of pro forma net income per common share -

      Basic                                         4,820,000        3,714,000
      Diluted                                       4,997,000        3,759,000

Reported net income per common share -

      Basic and Diluted                                 $ .04           $ .00

Pro forma net income per common share -

      Basic and Diluted                                 $ .03           $ .00

Pro forma information regarding net income is required by SFAS 123. The fair value of options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the six months ended June 30, 2005:

              Volatility                                        0.4510
              Expected life of options (in years)                    2
              Dividend Yield                                      0.00%
              Risk free interest rate                             2.50%

(4) Business Segment Information
We have three reportable segments: mercury emission control, which includes our Emissions Strategies activities (MEC), flue gas conditioning (FGC), and combustion aids and other (CA). All assets are located in the US and are not evaluated by management on a segment basis. All significant customers are US companies.

                                      (amounts in thousands)
Three months ended June 30, 2005
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 1,952   $   454   $   68      $  2,474
Segment profit (loss)  $   348   $   220   $   (2)     $    566

Six months ended June 30, 2005
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 3,559   $   961   $  126      $  4,646
Segment profit         $   607   $   475   $   16      $  1,098

Three months ended June 30, 2004
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 1,278   $   387   $  109      $  1,774
Segment profit         $   153   $   187   $   22      $    362

Six months ended June 30, 2004
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 2,299   $   808   $  207      $  3,314
Segment profit         $   314   $   438   $    9      $    761


A reconciliation of reported total segment profit to Net Income for the periods shown above is as follows:
                                              (amounts in 000's)
                                           2005             2004
                                           ----             ----
                                      3 mos.  6 mos.   3 mos.  6 mos.
                                      ------  ------   ------  ------
Total segment profit                  $  566  $1,098   $  362  $  761
Non-allocated general & admin expenses  (464)   (899)    (266)   (643)
Depreciation and amortization            (40)    (82)     (42)    (78)
Interest, other income and taxes          45      85      (13)    (23)
                                        ----    ----     ----    ----
Net Income                            $  107  $  202   $   41  $   17
                                        ====    ====     ====    ====
-----------------------------------------------------------------------------

Item 2.Management's Discussion and Analysis or Plan of Operation.
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Words or phrases such as "will," "hope," "expect," "anticipate," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Forward-looking statements in this report include statements regarding our expectations for market growth, the impact of governmental regulations and the outcome of pending litigation contesting them, expected growth in revenues, operating cash flow and research and development expenses, anticipated declines in gross margins and interest expenses, our ability to meet the schedule for the ACI system at the Iowa power plant, our ability to satisfy performance guaranties, future capital expenditures, realization of net deferred tax assets, outcome of any governmental audits of our contracts, availability of skilled labor and the impact of our implementation of SFAS No. 123R. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein.

The principal risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; adverse weather; changes in federal income tax laws and federal funding for environmental technology/specialty chemicals programs; changes in federal and state governmental regulations; changes in governmental and public policy; the outcome of pending litigation regarding EPA regulations; permitting requirements; changes in market demand and cost/benefit analysis of our products and services; results of demonstrations of our technologies; construction of new coal-fueled power plants and significant retrofitting of existing plants; availability and price of coal compared to other energy sources; changes in relationships with key business partners; intellectual property protection of our technologies; dependence on key employees; availability of skilled personnel; changes in economic conditions specific to one or more of our markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW
We provide environmental technologies and specialty chemicals to the coal-burning electric utility industry to enhance existing pollution-control equipment while reducing the plants' operating costs. Revenues are generated through (1) time and materials and fixed-price contracts for the emerging mercury emission control (MEC) market, several of which are co-funded by government (Department of Energy - DOE) and industry, (2) the sale of specialty chemicals and services for flue gas conditioning (FGC), and (3) the sale of combustion aid (CA) chemicals and services, primarily ADA-249 through a joint venture with Arch Coal.

Mercury has been identified as a toxic substance and pursuant to a court order the EPA issued regulations for its control in March 2005. Such regulations are being contested by as many as fourteen different states and four environmental groups for failure to meet court-mandated standards. The impact of those regulations on the future of our business, and the long-term growth of the MEC market for the electric utility industry will most likely depend on the final outcome of that court action and how industry chooses to respond to those federal and other state regulations, which are in various stages of enactment. As many as 1,100 existing coal-fired boilers may be affected by such regulations, when they are fully implemented. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will depend on (i) DOE- and industry-funded contracts mentioned above, (ii) mercury testing services and (iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by the implementation of enacted regulations. Although we expect this market to show steady growth over the next several years, we do not expect significant revenue growth unless and until federal regulations impact a significant portion of existing boilers.

The market for our FGC chemicals and services is relatively flat and is expected to only show modest growth, if any, in the near-term. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important contribution to overall profitability.

In spite of several successful demonstrations, market acceptance for our CA products has not grown as expected. We are selling our ADA 249 product in a joint venture with Arch Coal, Inc.

During the second quarter of 2004 we signed a commercial contract to supply and install a FGC system to improve capture of flyash particles at a Midwestern coal-fired power plant. The plant has made provisions to switch to coal from the Wyoming Powder River Basin (PRB). The contract called for the purchase and installation of the equipment for approximately $300,000, which was installed and operational in December 2004, and at such time began routine injection of our proprietary chemical. Based upon historical average usage of the chemical at existing customers' plants, we anticipate that future chemical purchases will provide additional revenues of $500,000 - $700,000 per year. During the first half of 2005, the plant purchased $506,000 in chemicals from us.

We were recently awarded a contract for approximately $1.5 million to supply an activated carbon injection (ACI) system for mercury emission control at a new power plant being constructed in Iowa. The terms of the purchase order require delivery of the major components of the system in December 2005, which schedule we expect to meet. We will recognize revenue on this contract based on the percentage of completion method, and therefore expect to recognize the majority of the contract value in 2005, which may amount to as much as 15% of our revenues for 2005. We have provided a performance guarantee to the owner of the power plant for the ACI system that sets forth the achievement of a certain level of mercury removal based upon the injection of Norit activated carbon at a specified rate. Although management believes, based on extensive full-scale tests, that the guaranteed performance is conservative and has a very high probability of being met, we cannot assure you that such performance will be achieved. In the unlikely event that the guaranteed performance is not achieved, we could be required to spend up to the contract amount to achieve such performance.

Liquidity and Capital Resources
We had a positive working capital of approximately $3.9 million at June 30, 2005. This amount represents an increase of $700,000 during the first six months of the year. Of the increase reported, $330,000 or 47% is a result of reclassification of amounts related to investments in securities not previously classified as current assets because they were previously accounted for as held-to-maturity investments. During the second quarter of 2005 we evaluated all our investments in securities and determined, based on trading activity or the potential for such activity, that all such investments should be accounted for as available-for-sale securities. See footnote 2 to the financial statements included above. In addition to the working capital noted above, we have investments in securities included in other non-current assets that amount to approximately $5.7 million at June 30, 2005. We intend to retain these investments to demonstrate strength in our financial position to support guarantees we expect to provide on sales of activated carbon systems.
Management believes that existing and expected improving working capital, through continued and improved cash flow from ongoing operations, will be sufficient to meet our anticipated needs in 2005. However, we cannot guarantee that the positive cash flow that has been achieved will continue.

Our principal sources of liquidity are our existing working capital, our operating cash and our investments in securities noted above.
The continuation of positive cash flow depends somewhat upon the continuation of chemical sales and operations of the (FGC) units currently in-place in Illinois, Louisiana and Iowa, each of which provide an average monthly cash flow of approximately $26,000. Unsatisfactory results, which could be caused by a combination or single factor such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), and/or overall cost/benefit analysis, at any of those units may decrease or end the sale of chemicals for such units. We are also performing services under three DOE and industry co-funded contracts, which overall are expected to produce an estimated $3.6 million in revenues in 2005. Of that amount approximately 35% represents cost share amounts from industry partners, and 65% represents reimbursement from DOE for costs that pass through us. Currently, the DOE has approved future funding for approximately $6.8 million of its share of the remaining portions of those contracts, which amount we expect to recognized as revenue in the future as we perform work on the contracts. If further funding were not approved, we would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level.

We estimate spending approximately $310,000 for capital expenditures in 2005 to sustain and improve ongoing operations. We expect to fund these requirements out of existing working capital and cash flow from operations.

We maintain a defined contribution and 401(k) plan covering all eligible employees. We match up to 5% of salary amounts deferred by employees in the Plan. During the first half of 2005, we recognized $41,000 of matching expense; we expect this expense to amount to approximately $105,000 for the year. In the past we have also made discretionary contributions to the Plan and profit sharing distributions to employees. Based on results for 2004 such amount totaled approximately $160,000 and was paid in the form of cash to all eligible employees in February 2005 with 50% of such amount being made as a contribution to the Plan. During the first half of 2005, we accrued $52,000 for such payments based on results for 2005 through the end of the 1st half of the year.

We have recorded net deferred tax assets of $599,000 as of June 30, 2005.
Based on existing R&D contracts supported by the DOE and industry and other expectation of continuing work, we have determined that it is more probable than not that those deferred tax assets will be realized in the future.

Cash flow provided by operations totaled $339,000 for the first half of 2005 compared to $677,000 for the same period in 2004. Cash flow from operations in 2005 was lower than 2004 as the result of a significant increase in accounts receivable, reflecting increased activities and a decrease in accounts payable, both of which reduced cash on hand as compared to 2004. Cash flow provided from operations in both periods resulted primarily from the operating income plus non-cash charges for depreciation, amortization and expenses paid with stock and stock options plus and minus other components of working capital. Cash flow from net investing activities for the first half of 2005 includes a use for investments in securities of $(5,362,000), proceeds from sales of securities of $5,107,000, and capital expenditures of $(39,000). Cash flow from financing activities in 2005 consisted of payments on notes payable of $(3,000), and proceeds from the exercise of stock options of $274,000. Cash flow from investing activities for the first half of 2004 includes a use for capital expenditures of $(325,000). Cash flow from financing activities in the first half of 2004 consisted of payments on notes payable $(370,000) and proceeds from the exercise of stock options of $341,000.

Results of Operations
Revenues totaled $2,474,000 and $4,646,000 for the second quarter and first half of 2005, respectively, versus $1,774,000 and $3,314,000, respectively for the same periods in 2004. Revenues in the second quarter of 2005 increased $674,000 and $67,000 due to increased sales in MEC and FGC activities, respectively. The significant increase in MEC revenues for the period is the result of increased mercury measurement services, which commenced in the third quarter
of 2004 and which totaled $1,058,000 during the first half of 2005.    FGC
revenues for the first half of 2005 were higher than in the same period in 2004 due to increased chemicals sales for the system installed in December 2004 noted above, net of sales made to another customer in 2004 who has not continued purchases in 2005. CA and other revenues decreased by $41,000 in the second quarter of 2005 compared to the same period in 2004. CA revenues for the first half of 2004 include sales to a customer who has not purchased on a routine basis thus far in 2005. In order for CA revenues to grow appreciably, we will need to add additional customers.

Work under our several DOE and industry supported field demonstration projects continued generally at a pace anticipated in the schedules proposed in the awarded contracts. These activities contributed approximated $2.2 million and $1.9 million to MEC revenues recognized for the first six months of 2005 and 2004, respectively. Our government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. We believe, however, that we have complied with all the requirements of
the contracts and future adjustments, if any, will not be material.   Based on
contracts in hand and other anticipated work, total revenues for 2005 are anticipated to grow by approximately 20% - 30% from the 2004 level. However, that growth depends on obtaining a significant amount of new business in the second half of the year, which as of this date is not under contract and may not materialize. We have been hiring personnel in response to the growth realized and adequate resources of skilled labor appear to be available to cover the anticipated needs.

Cost of services increased by $575,000 and $994,000 in the second quarter and first half of 2005, respectively, as compared to the same periods in 2004. The increase is a result of the increased revenue generating activities noted above. ADA-ES experienced gross margins in those periods in 2005 of 37% and 39%, respectively and in 2004 of 45% and 45%, respectively. Management expects the amount of time and materials related work and fixed price consulting for the near term to represent an increasing source of revenues wherein the anticipated gross margins are less than for our specialty chemical sales. We expect gross margins for 2005 to decline somewhat from the levels achieved in 2004, both as a result of an increasing proportion of time and materials work and our increased share of costs in the field demonstration projects in which we have elected to participate.

Research and development expenses in the second quarter and first half of 2005 were $75,000 less and $33,000 less than the same periods in 2004. The decreases reflect our lower level of cost share in government and industry supported contracts in 2005. We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. We anticipate that future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, will grow at about 10% per year for the next several years.

General and administrative expenses increased by $194,000 to $634,000 in the second quarter of 2005 and by $290,000 in the first half of 2005 as compared to the same periods in 2004. The increase results primarily from increases in administrative staff, increased cost of corporate governance and government compliance, NASDAQ listing fees, and other general increases in costs.

Our interest expense totaled approximately $2,000 for the first half of 2005 as compared to $24,000 for the same period in 2004. We repaid all of our significant term debt in mid-2004 and as a result, we expect future interest expense to be minimal. Other income, net shown for the first half of 2005 includes interest income from investments and other miscellaneous receipts, net of related fees and costs.

Critical Accounting Policies and Estimates
Significant estimates are used in preparation of the financial statements and include (1)our allowance for doubtful accounts, which is based on historical experience; (2)our valuation and classification of investments in available-for -sale securities, which is based on estimated fair market value; and (3)our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts.

A significant amount of our accounts receivable ($372,000 and $203,000 at June 30, 2005 and 2004 respectively) is from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect that a significant adjustment will be made in the future. We use our judgment to support the current fair value of goodwill and other intangible assets of $2.2 million on the consolidated balance sheet. Although in a prior year we had an independent valuation prepared, which supports its recorded value and, management believes the fair value of other recorded intangibles is not impaired, market demand for our products and services could change in the future requiring a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available.

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No, 154, or SFAS 154, "Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3." SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 effective January 1, 2006 and expect no material impact on our consolidated financial statements as a result of the adoption.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-
Based Compensation". This Statement supersedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires us to measure and recognize costs of share-based payment transactions in the financial statements. Unless implementation is delayed by the U.S. Congress or other authorities, we must implement SFAS No. 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We are evaluating the impact of SFAS No. 123R on our financial statements and believe the impact may be material if equity instruments are used as a significant means of compensation in the future.

Item 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we require to disclose in the reports we files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place as of June 30, 2005, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

We also maintain a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

During our last fiscal quarter, there have been no significant changes in such controls or in other factors that have materially affected, or are reasonably likely to materially affect, those controls.

PART II.  OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders.
The annual meeting of our shareholders was held on May 12, 2005. At the meeting, at which a quorum of the requisite number of shares under our bylaws for the conduct of business was present in person or by proxy, the following items were voted on by the shareholders ( management's slate of nominees and the two compensation matters were all approved) with the following results:

1.  Election of Directors            For               Withheld
  Ramon E. Bisque                3,386,851             100,096
  Duane N. Bloom                 3,387,065              99,882
  Michael D. Durham              3,479,890               7,057
  John W. Eaves                  3,479,510               7,437
  Ronald B. Johnson              3,478,351               8,596
  Robert H. Lowdermilk           3,478,629               8,318
  Mark H. McKinnies              3,479,940               7,007
  Rollie J. Peterson             3,749,630               7,317
  Jeffrey C. Smith               3,479,650               7,297

2.  To approve the ADA-ES 2004 Stock Compensation Plan #2:
       For        Against         Abstain         Not Voted
    1,018,962     629,027          12,540         1,826,418

3.  To approve the ADA-ES, Inc. 2005 Directors' Compensation Plan
       For        Against         Abstain         Not Voted
    1,066,957     581,509          12,063         1,826,418


Item 6.  Exhibits and Reports on Form 8-K
 (a)  Exhibits -  31  Certification of Chief Executive and Chief Financial
                        Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)
                 32  Certification Pursuant to 18 U.S.C. Section 1350

No other changes from Item 13 of Registrant's 2004 Form 10-KSB.

 (b)  Forms 8-K -  August 11, 2005  reporting Item 2.02 Results of Operations and Financial Condition including as an exhibit the August 11, 2005 Press Release Announcing Second Quarter 2005 Financial Results.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ADA-ES, Inc.
                                  -------------
                                   Registrant

Date:  August 11, 2005           /s/ Michael D. Durham
                                 ----------------------
                                   Michael D. Durham
                       President and Chief Executive Officer


Date:  August 11, 2005          /s/ Mark H. McKinnies
                             ----------------------
                                 Mark H. McKinnies
                             Chief Financial Officer