Form 10QSB
period 2005-09-30
ADA-ES INC
filed 2005-11-10
CIK 1223112

U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
 ___X__	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes __X__     No ____

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ____      No __X__


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PREVIOUS FIVE  YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes ____      No _____


     APPLICABLE ONLY TO CORPORATE ISSUERS:

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,610,267 Shares of Common Stock, no par value outstanding as of November 4, 2005.

Transitional Small Business Disclosure Format: Yes______; No __X_

-----------------------------------------------------------------------------

PART I
Item 1.          FINANCIAL STATEMENTS

                     ADA-ES, Inc. and Subsidiary
                Consolidated Balance Sheet(Unaudited)
                          September 30, 2005
                      (amounts in thousands)

                             ASSETS

CURRENT ASSETS:
  Cash, and cash equivalents                                     $ 2,563
  Trade receivables, net of allowance for doubtful
   accounts of $5                                                  1,127
  Unbilled receivables                                             1,104
  Inventories                                                         33
  Investment in securities                                         1,239
  Prepaid expenses and other                                         241
                                                                   -----
      Total current assets                                         6,307
                                                                   -----

PROPERTY AND EQUIPMENT, at cost                                    1,350
    Less accumulated depreciation and amortization                  (984)
                                                                   -----
          Net property and equipment                                 366
                                                                   -----

GOODWILL, net of $1,556 in amortization                            2,024
INTANGIBLE ASSETS, net of $41 in amortization                        155
INVESTMENTS IN SECURITIES                                          5,684
DEFERRED TAX BENEFIT and other assets                                640
                                                                  ------
TOTAL ASSETS                                                     $15,176
                                                                  ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable                                                $   937
  Accrued payroll and related liabilities                            432
  Accrued expenses and other                                         223
  Deferred revenue                                                   512
                                                                   -----
      Total current liabilities                                    2,104
                                                                   -----
LONG-TERM LIABILITIES:
  Deferred compensation and other liabilities                         10
                                                                   -----
      Total long-term liabilities                                     10
                                                                   -----
STOCKHOLDERS' EQUITY:
  Preferred stock                                                     -
  Common stock no par value                                       13,762
  Accumulated other comprehensive income                               8
  Accumulated deficit                                               (708)
                                                                  ------
      Total stockholders' equity                                  13,062
                                                                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $15,176
                                                                  ======


See accompanying notes.

-----------------------------------------------------------------------------

                          ADA-ES, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
           Three and Nine Months Ended September 30, 2005 and 2004
                 (amounts in thousands, except per share)

                                            3 Months ended     9 Months ended
                                         9/30/05    9/30/04  9/30/05  9/30/04
REVENUES:                                 ------    -------   ------   ------
     Mercury emission control             $2,454    $ 2,275   $6,013   $4,574
     Flue gas conditioning                   556        472    1,517    1,280
     Combustion aids and other               105         94      231      301
                                           -----      -----    -----    -----
        Total revenues                     3,115      2,841    7,761    6,155

COST OF SERVICES                           1,869      1,703    4,684    3,524
                                           -----      -----    -----    -----
GROSS MARGIN                               1,246      1,138    3,077    2,631

COST AND EXPENSES:
    General and administrative               687        542    1,873    1,438
    Research & development                   224        331      670      810
    Depreciation and amortization             41         48      123      126
                                           -----      -----    -----    -----
             Total expenses                  952        921    2,666    2,374
                                           -----      -----    -----    -----
OPERATING INCOME                             294        217      411      257

OTHER INCOME (EXPENSE):
    Interest expense                          (1)        (7)      (3)     (31)
    Other, net                                71         12      204       13
                                           -----      -----    -----    -----
     Total other income (expense)             70          5      201      (18)
                                           -----      -----    -----    -----
INCOME BEFORE TAX                            364        222      612      239
PROVISION FOR TAX EXPENSE                   (116)        -      (162)       -
                                           -----       ----     ----     ----
NET INCOME                                $  248      $ 222    $ 450    $ 239

UNREALIZED LOSSES ON CERTAIN INVESTMENTS
 IN EQUITY SECURITIES, net of tax            (35)        -       (26)      -
                                           -----      -----    -----    -----
COMPREHENSIVE INCOME                      $  213     $  222   $  424   $  239
                                          ======     ======   ======   ======
NET INCOME PER COMMON SHARE- Basic
 And Diluted                              $  .05     $  .05   $  .09   $  .06
                                          ======     ======   ======   ======
WEIGHTED AVERAGE BASIC COMMON SHARES
 OUTSTANDING                               4,819      4,288    4,822    3,905
                                          ======     ======   ======   ======
WEIGHTED AVERAGE DILUTED COMMON SHARES
 OUTSTANDING                               4,977      4,354    4,998    3,990
                                          ======     ======   ======   ======
---------------------------------------------------------------------------
                             ADA-ES, Inc. and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
                   Nine Months Ended September 30, 2005 and 2004
                               (amounts in thousands)
                                     (Unaudited)
                                             Accumulated
                              Common Stock   Other Compre- Accumulated
                             Shares  Amount   sive Income   Deficit   Total
                             ------  ------  -----------  ----------- ------
Balances, January 1, 2004     3,582  $4,467      $   -     $ (1,494)  $2,973
 Stock issued for pension
  liabilities                    22     147          -           -       147
 Stock issued for services        4      35          -           -        35
 Exercise of stock options      147     367          -           -       367
 Sale of stock                1,000   7,620          -           -     7,620
 Net income for the period       -       -           -          239      239
                              -----  ------       ------     ------    -----
Balances, September 30, 2004  4,755 $12,636      $   -     $ (1,255) $11,381
                              =====  ======      ======      ======   ======

Balances, January 1, 2005     4,796 $13,134      $    34   $ (1,158) $12,010
Exercise of stock options        41     303           -          -       303
 Tax benefit of stock
  transactions                   -      256           -          -       256
 Stock and options issued
  for services                    4      69           -          -        69
Return of shares from escrow    (20)     -            -          -        -
 Unrealized losses on
  investments                    -       -           (26)                (26)
 Net income for the period       -       -            -         450      450
                              -----  ------       ------     ------    -----
Balances, September 30, 2005  4,821 $13,762      $     8   $   (708) $13,062
                              =====  ======       ======     ======   ======

See accompanying notes.

-----------------------------------------------------------------------------
                          ADA-ES, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows(Unaudited)
                For the Nine Months Ended September 30, 2005 and 2004
                            (amounts in thousands)

                                                           2005        2004
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   450      $  239
  Adjustments to reconcile net income to net
   cash provided (used) in operations:
    Depreciation and amortization                           123         126
    Accrued expenses paid with stock and options             69         182
    Deferred tax expense                                    162          -
    Loss on disposal of assets and securities                63          -
    Change in operating assets and liabilities:
    (Increase) decrease in:
        Receivables                                      (1,033)       (120)
        Inventories                                          15          (2)
        Other assets                                        (81)        (231)
      Increase (decrease) in:
        Accounts payable                                    504         423
        Accrued expenses                                    142         (49)
        Deferred revenues and other liabilities             301          (7)
                                                          -----       -----
       Net cash provided by operating activities            715         561
                                                          -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in securities                               (7,722)     (6,996)
  Capital expenditures                                      (54)       (181)
  Proceeds from sale of securities                        7,216          -
                                                          -----       -----
      Net cash used by investing activities                (560)     (7,177)
                                                          -----       -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                  (3)       (922)
  Proceeds from sale of stock                                -        7,620
  Exercise of stock options                                 303         367
                                                          -----       -----
      Net cash provided by financing activities             300       7,065
                                                          -----       -----
Net increase in cash and cash equivalents                   455         449

Cash and cash equivalents at beginning of period          2,108         777
                                                          -----       -----
Cash and equivalents at end of period                    $2,563      $1,226
                                                          =====       =====
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
      Cash payments for interest                         $    3      $   31
                                                          =====       =====
      Stock and options issued for services              $   69      $  182
                                                          =====       =====

See accompanying notes.

-----------------------------------------------------------------------------

                           ADA-ES, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Unaudited)
                                   September 30, 2005

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

If compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then our net income per share for the nine months ended September 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:
                                                           September 30,
                                                       2005              2004
                                                     -------------------------
-

 Net income as reported                             $ 450,000        $ 239,000
   Deduct: Stock-based compensation cost under
    SFAS 123                                          (96,000)          (6,000)
                                                     --------          -------
      Pro forma net income (loss)                   $ 354,000        $ 233,000
                                                     ========         ========

Pro forma basic and diluted net income per share:

Pro forma shares used in the calculation of pro forma net income per common share -

      Basic                                         4,822,000        3,905,000
      Diluted                                       4,998,000        3,990,000

Reported net income per common share -

      Basic and Diluted                                 $ .09           $ .06

Pro forma net income per common share -

      Basic and Diluted                                 $ .07           $ .06

Pro forma information regarding net income is required by SFAS 123. The Company's previous disclosures regarding stock-based compensation plans showed expense related to stock options in the period granted. The presentation above shows that expense amortized over the estimated service period as required under SFAS 123R. The fair value of options granted were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used for the nine months ended September 30, 2005 and 2004:

              Volatility                                0.36           0.35
              Expected life of options (in years)          3              4
              Dividend Yield                            0.00%          0.00%
              Risk free interest rate                   2.50%          2.50%

(4) Business Segment Information
We have three reportable segments: mercury emission control, which includes Our Emissions Strategies activities (MEC), flue gas conditioning (FGC), and combustion aids and other (CA). All assets are located in the US and are not evaluated by management on a segment basis. All significant customers are US companies.

                                      (amounts in thousands)
Three months ended September 30, 2005
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 2,454   $   556   $  105      $  3,115
Segment profit         $   556   $   300   $   18      $    874

Nine months ended September 30, 2005
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 6,013   $ 1,517   $  231      $  7,761
Segment profit         $ 1,163   $   775   $   34      $  1,972

Three months ended September 30, 2004
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 2,275   $   472   $   94      $  2,841
Segment profit         $   366   $   198   $   10      $    574

Nine months ended September 30, 2004
------------------------------
                           MEC       FGC       CA         Total
Total revenue          $ 4,574   $ 1,280   $  301      $  6,155
Segment profit         $   680   $   636   $   19      $  1,335



A reconciliation of reported total segment profit to Net Income for the periods shown above is as follows:
                                              (amounts in 000's)
                                           2005             2004
                                           ----             ----
                                       3 mos.   9 mos.   3 mos.   9 mos.
                                      ------  ------   ------  ------
Total segment profit                  $  874   $1,972   $  574   $1,335
Non-allocated general & admin expenses  (539)  (1,438)    (309)    (952)
Depreciation and amortization            (41)    (123)     (48)    (126)
Interest, other income and taxes         (46)      39        5      (18)
                                        ----     ----     ----     ----
Net Income                            $  248   $  450   $  222   $  239
                                        ====     ====     ====     ====

(5) Performance Guarantee - Activated Carbon Injection System
The Company has granted a performance guarantee to the owner of the power plant for the ACI system it expects to deliver in December 2005 that warrants (a) the performance of the associated equipment for an approximate two-year period from a defined start-up date and (2) sets forth the achievement of a certain level of mercury removal based upon the injection of a specified activated carbon at a specified rate given other plant operating conditions.
The mercury removal is to be measured as the average of three one-hour tests conducted within the first year of operation. In the event the equipment fails to perform as specified the Company is obligated to correct or replace the equipment. In the event the level of mercury removal is not achieved the Company has a "make right" obligation within the contract limits.

Based on engineering estimates standard in the industry and equipment purchased thus far, the Company has estimated and accrued an amount for the equipment warranty, which amount will be charged with any warranty cost incurred during the warranty period. As of September 30, 2005 no material amounts have been accrued or charged.

(6) Subsequent Event
In October 2005 the Company entered into several Subscription Agreements and privately sold 789,089 shares of common stock for total proceeds of $13.4 million. Net proceeds to the Company from the sales are expected to total approximately $12.6 million.
-----------------------------------------------------------------------------

Item 2.Management's Discussion and Analysis or Plan of Operation.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Words or phrases such as "will," "hope," "expect," "anticipate," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Forward-looking statements in this report include statements regarding our expectations for market growth; the impact of governmental regulations and the outcome of pending litigation contesting them; expected growth in revenues, operating cash flow and research and development expenses; anticipated declines in chemical purchases by the Midwestern power plant, gross margins and interest expenses; expenses under our defined contribution and 401(k) plan; our ability to meet the schedule for the ACI system at the Iowa power plant; our ability to satisfy performance guaranties; sufficiency of working capital; future capital expenditures; realization of net deferred tax assets; outcome of any governmental audits of our contracts; availability of skilled labor; the impact of our implementation of SFAS Nos. 154 and 123R and no material effect on our internal controls. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein.

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


OVERVIEW
We develop and implement proprietary environmental technology and specialty chemicals that mitigate the environmental impact from electric power and industrial companies while reducing operating costs. Revenues are generated through (1) time and materials and fixed-price contracts for the emerging mercury emission control (MEC) market, several of which are co-funded by government (Department of Energy - DOE) and industry, (2) the sale of specialty chemicals and services for flue gas conditioning (FGC), and (3) the sale of combustion aid (CA) chemicals and services, primarily ADA-249 through a joint venture with Arch Coal.

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

During the second quarter of 2004 we signed a commercial contract to supply and install a FGC system to improve capture of flyash particles at a Midwestern coal-fired power plant. The plant has made provisions to switch to coal from the Wyoming Powder River Basin (PRB). The contract called for the purchase and installation of the equipment for approximately $300,000, which was installed and operational in December 2004, and at such time began routine injection of our proprietary chemical. During the first three quarters of 2005, the plant purchased $654,000 in chemicals from us. We expect such purchases to decrease in the fourth quarter of 2005 as the plant has informed us they intend to minimize their chemical purchases for the balance of the year.

We were recently awarded a contract for approximately $1.5 million to supply an activated carbon injection (ACI) system for mercury emission control at a new power plant being constructed in Iowa. The terms of the purchase order require delivery of the major components of the system in December 2005, which schedule we expect to meet. We will recognize revenue on this contract based on the percentage of completion method, and therefore expect to recognize the majority of the contract value in 2005, which may amount to as much as 15% of our revenues for 2005. Through the 3rd quarter 2005 we have recognized a total of $770,000 in revenue on this project based on the estimated percentage of completion. We have provided a performance guarantee to the owner of the power plant for the ACI system that sets forth the achievement of a certain level of mercury removal based upon the injection of Norit activated carbon at a specified rate. Although management believes, based on extensive full-scale tests, that the guaranteed performance is conservative and has a very high probability of being met, we cannot assure you that such performance will be achieved. In the unlikely event that the guaranteed performance is not achieved, we could be required to spend up to the contract amount to achieve such performance.

In September, we announced that we had been awarded a second contract to supply a commercial mercury control system for a new power plant. The contract, valued in excess of $1 million, is for activated carbon injection equipment to control mercury emissions from a new 575 MW coal-fired power plant being built in the Upper Midwest. The equipment is expected to be designed, fabricated, and delivered before the end of the first quarter of 2006.

In October 2005 we entered into several Subscription Agreements and privately sold 789,089 shares of our common stock to a limited number of institutional accredited investors (the Investors) at a price of $17.00 per share, for a total offering price of $13,414,513. The net proceeds to us from the sales are expected to total $12.6 million. Pritchard Capital Partners, L.L.C. and Adams Harkness, Inc. acted as the placement agents for the sales and received a total cash fee of 6% of the gross proceeds of the offering as well as reimbursement for certain offering expenses. This private placement was conducted in accordance with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The shares purchased in the offering are restricted securities that may not be offered or sold in the United States, except pursuant to the effectiveness of a registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933.
We have agreed to file a registration statement within 90 days covering resale of the shares by the private placement investors. The shares also carry certain "piggy-back" and other registration rights.


Liquidity and Capital Resources
We had a positive working capital of approximately $4.2 million at September 30, 2005. This amount represents an increase of $974,000 during the first nine months of the year. The increase reported is net of the reclassification of $522,000 related to investments in securities previously classified as current assets because they were previously accounted for as held-to-maturity investments. During the second quarter of 2005 we evaluated all our investments in securities and determined, based on trading activity or the potential for such activity, that all such investments should be accounted for as available-for-sale securities. See footnote 2 to the financial statements included above. In addition to the working capital noted above, we have investments in securities included in other non-current assets that amount to approximately $5.7 million at September 30, 2005 and the net proceeds of the private placement of our common stock in October, discussed above, that are available. We intend to retain our current investments in securities to demonstrate strength in our financial position to support guarantees we expect to provide on sales of activated carbon systems. Management believes that existing and expected improving working capital, through continued and improved cash flow from ongoing operations, will be sufficient to meet our anticipated needs through 2006. However, we cannot guarantee that the positive cash flow that has been achieved will continue.

Our principal sources of liquidity are our existing working capital, our operating cash, our investments in securities noted above, and the proceeds from the private placement discussed above. The continuation of positive cash flow depends somewhat upon the continuation of chemical sales and operations of the (FGC) units currently in-place in Illinois, Louisiana and Iowa, each of which provide an average monthly cash flow of approximately $28,000. Unsatisfactory results, which could be caused by a combination or single factor such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), and/or overall cost/benefit analysis, at any of those units may decrease or end the sale of chemicals for such units. As noted above we expect the chemical sales to the plant in Illinois to be less in the fourth quarter of this year. We are also performing services under three DOE and industry co-funded contracts, which overall are expected to produce an estimated $3.8 million in revenues in 2005. Of that amount approximately 20% represents cost share amounts from industry partners, and 80% represents reimbursement from DOE for costs that pass through us. Currently, the DOE has approved future funding for approximately $6.2 million of its share of the remaining portions of those contracts, which amount we expect to recognize as revenue in the future as we perform work on the contracts. If further funding were not approved or funds are not appropriated by the U.S. Congress, we would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level.

We estimate spending approximately $310,000 for capital expenditures in 2005 to sustain and improve ongoing operations. We expect to fund these requirements out of existing working capital and cash flow from operations.

We maintain a defined contribution and 401(k) plan covering all eligible employees. We match up to 5% of salary amounts deferred by employees in the Plan. During the first nine months of 2005, we recognized $69,000 of matching expense; we expect this expense to amount to approximately $105,000 for the year. In the past we have also made discretionary contributions to the Plan and profit sharing distributions to employees. Based on results for 2004 such amount totaled approximately $160,000 and was paid in the form of cash to all eligible employees in February 2005 with 50% of such amount being made as a contribution to the Plan. During the first nine months of 2005, we accrued $150,000 for such payments based on results for 2005 through September 30, 2005.

We have recorded net deferred tax assets of $516,000 as of September 30, 2005. Based on existing R&D contracts supported by the DOE and industry, and other expectation of continuing work, we have determined that it is more probable than not that those deferred tax assets will be realized in the future.

Cash flow provided by operations totaled $715,000 for the first nine months of 2005 compared to $561,000 for the same period in 2004. Cash flow from operations in 2005 was greater than 2004 as the result of increased net income and increases in payables, net of an increase in accounts receivable, including unbilled receivables, which reduced cash on hand as compared to 2004. Cash flow provided from operations in both periods resulted primarily from the operating income plus non-cash charges for depreciation, amortization, deferred taxes and expenses paid with stock and stock options plus and minus other components of working capital. Cash flow from net investing activities for the first nine months of 2005 includes a use for investments in securities of $(7,722,000), proceeds from sales of securities of $7,216,000, and capital expenditures of $(54,000). Cash flow from financing activities in 2005 consisted of payments on notes payable of $(3,000), and proceeds from the exercise of stock options of $303,000. Cash flow from investing activities for the first nine months of 2004 includes a use for capital expenditures of $(181,000) and investments in securities of $(6,996,000). Cash flow from financing activities in the first nine months of 2004 consisted of payments on notes payable $(922,000), proceeds from the sale of stock of $7,620,000 and proceeds from the exercise of stock options of $367,000.

Results of Operations
Revenues
Revenues totaled $3,115,000 and $7,761,000 for the third quarter and first nine months of 2005, respectively, versus $2,841,000 and $6,155,000, respectively for the same periods in 2004. Revenues in the third quarter of 2005 increased $179,000 and $84,000 due to increased sales in MEC and FGC activities, respectively. The increase in MEC revenues for the period is the result primarily of increased mercury measurement services, which commenced in the third quarter of 2004 and which totaled $1,583,000 during the first nine months of 2005. MEC revenues in the third quarter of 2004 include the commercial sale of an activated carbon injection (ACI) system of $656,000, whereas MEC revenues for the third quarter of 2005 include percentage of completion revenues totaling $770,000 for an ACI system to be delivered later in the year.

FGC revenues for the first nine months of 2005 were higher than in the same period in 2004 due to increased chemicals sales for the system installed in December 2004 noted above, net of sales made to another customer in 2004 who has not continued purchases in 2005. CA and other revenues decreased by $11,000 in the third quarter of 2005 compared to the same period in 2004. CA revenues for the first nine months of 2004 include sales to a customer who has not purchased on a routine basis thus far in 2005. In order for CA revenues to grow appreciably, we will need to add additional customers.

Work under our several DOE and industry supported field demonstration projects continued generally at a pace anticipated in the schedules proposed in the awarded contracts. These activities contributed approximated $3.3 million and $3.3 million to MEC revenues recognized for the first nine months of 2005 and 2004, respectively. Our government contracts are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. We believe, however, that we have complied with all the requirements of the contracts and future adjustments, if any, will not be
material.   Based on contracts in hand and other anticipated work, total revenues for 2005 are anticipated to grow by approximately 20% from the 2004 level. We have been hiring personnel in response to the growth realized and adequate resources of skilled labor appear to be available to cover the anticipated needs.

Cost of services increased by $166,000 and $1,160,000 in the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. The increase is a result of the increased revenue generating activities noted above. ADA-ES experienced gross margins in those periods in 2005 of 40% and 40%, respectively and in 2004 of 40% and 43%, respectively. Management expects the amount of time and materials related work, and fixed price consulting and sale of ACI systems for the near term to represent an increasing source of revenues wherein the anticipated gross margins are less than for our specialty chemical sales. We expect gross margins for 2005 to decline somewhat from the levels achieved in 2004, as a result of an increasing proportion of that work in our revenue mix.

Research and development expenses in the third quarter and first nine months of 2005 were $107,000 less and $140,000 less than the same periods in 2004. The decreases reflect our lower level of cost share in government and industry supported contracts in 2005. We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. We anticipate that future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, will grow at about 10% per year for the next several years.

General and administrative expenses increased by $145,000 to $687,000 in the third quarter of 2005 and by $435,000 in the first nine months of 2005 as compared to the same periods in 2004. The increase results primarily from increases in administrative staff, increased cost of corporate governance and government compliance, NASDAQ listing fees, and other general increases in costs.

Our interest expense totaled approximately $3,000 for the first nine months of 2005 as compared to $31,000 for the same period in 2004. We repaid all of our significant term debt in mid-2004 and as a result, we expect future interest expense to be minimal. Other income, net of $204,000 shown for the first nine months of 2005 includes interest income from investments and other miscellaneous receipts, net of related fees and costs.

Critical Accounting Policies and Estimates
Significant estimates are used in preparation of the financial statements and include (1)our allowance for doubtful accounts, which is based on historical experience; (2)our valuation and classification of investments in available-for-sale securities, which is based on estimated fair market value; and (3)our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts.

A significant amount of our accounts receivable ($402,000 and $7,000 at September 30, 2005 and 2004 respectively) is from the federal government. Amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect that a significant adjustment will be made in the future. We use our judgment to support the current fair value of goodwill and other intangible assets of $2.2 million on the consolidated balance sheet. Although in a prior year we had an independent valuation prepared, which supports its recorded value, and management believes the fair value of other recorded intangibles is not impaired, market demand for our products and services could change in the future requiring a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available.

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

Item 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we require to disclose in the reports we files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place as of September 30, 2005, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits

3.1*    Amended and Restated Articles of Incorporation
3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K dated October 13, 2005 filed on October 14, 2005)
4.1 Form of specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005)
10.1 Registration Rights Agreement dated as of October 21, 2005 among ADA-ES and various investors party thereto (incorporated by reference to
        Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005)
31 Certification of Chief Executive and Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)
32     Certification Pursuant to 18 U.S.C. Section 1350

*Filing to replace previously filed Articles that inadvertently omitted the last paragraph reflecting our principal office address. No amendments have been made.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ADA-ES, Inc.
                                  -------------
                                   Registrant

Date:  November 10, 2005         /s/ Michael D. Durham
                                 ----------------------
                                   Michael D. Durham
                       President and Chief Executive Officer


Date:  November 10, 2005        /s/ Mark H. McKinnies
                                ----------------------
                                 Mark H. McKinnies
                             Chief Financial Officer