Form 10KSB
period 2005-12-31
ADA-ES INC
filed 2006-03-30
CIK 1223112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                        Commission File Number: 000-50216

                                  ADA-ES, Inc.
                  --------------------------------------------
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [__]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $ 11,028,000

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 24, 2006 was $129,654,000.


Number of shares outstanding of registrant's Common Stock, no par value as of March 24, 2006 - 5,620,040.

DOCUMENTS INCORPORATED BY REFERENCE:
None

Transitional Small Business Disclosure Format:  Yes __ No  X

PART I

Item 1.  Description of Business

Forward-Looking Statements Found in this Report

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements are found in this Part 1 and under the heading "Management's Discussion and Analysis or Plan of Operation." Words or phrases such as "anticipates," "believes," "hopes," "expects," "intends," "plans" or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations that (a) we will become a key supplier of equipment and services to the coal-fired power generation industry as it seeks to implement reduction of mercury in flue-gases, (b) contracts we have with the DOE, which generate a significant part of our revenue, will continue to be funded at expected levels and that we will be chosen to participate in additional contracts of a similar nature, (c) current environmental laws and regulations requiring reduction of mercury from coal-fired boiler flue gases will be upheld and/or strengthened in pending court proceedings and/or by pending state legislation, and such laws and regulations will not be materially weakened or repealed by courts or legislation in the future, (d) we will be able to meet any performance guarantees we make with respect to levels of mercury reduction from systems that we install, (e) we will be able to obtain adequate resources and personnel to meet anticipated growth,
(f) we will be able to retain our key business relationships with companies with which we have established such relationships, (g) orders we anticipate receiving will in fact be received, (h) the power industry will continue to participate in mercury abatement test projects, (i) we will continue to be able to meet our obligations under contracts as required by those contracts, (j) governmental audits of our performance under DOE contracts will not result in material adjustments to amounts we have previously received under those contracts, (k) we will be able to formulate new chemicals and blends that will be useful to, and accepted by, the coal-fired boiler power generation business, (l) we will be able to effectively compete against others who may choose to participate in our areas of business, (m) adequate supplies of coal will be available to power generators, (n) we will be able to meet any technical requirements of projects we undertake, (o) we will be able to obtain adequate supplies of the materials and supplies needed in our business, including activated carbon, (p) our efforts to market activated carbon sorbents with industry partners will be successful,
(q) our FGC segment will remain attractive to the power generation industry, (r) our stock price will not be negatively affected by our retaining earnings for future expansion rather than paying dividends to shareholders and (s) we will have access to adequate capital to meet our needs. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the anticipated results we discuss in this Report. The principal risks and uncertainties that may affect our actual performance and results of operations include the following: changes in existing and planned environmental laws, changes in government funding, loss of key relationships, technical problems with activated carbon injection systems sold, non-compliance with guarantees on activated carbon injection systems, decrease in demand for coal, seasonality of our business, inadequate supply of activated carbon, inadequate supply of coal, lack of or mismanagement of resources to support future growth, loss of key personnel, changes in taxation rules or financial accounting standards, dilution resulting from future sales of common stock, and lack of dividend payments to shareholders. Other risks and uncertainties may also affect the outcome of actual performance and results of operations. (See "Risks Relating to Our Business" and "Risks Relating to Our Common Stock" which are found later in this part of the Report) You are cautioned not to place undue reliance on the forward-looking statements made in this Annual Report, and to consult any later filings we may make with the Securities and Exchange Commission for additional risks and uncertainties that may apply to our business and the ownership of our securities.

Abbreviations We Use in this Report

     "ADA-ES," "the Company," "we," "us," or "our" refer to ADA-ES, Inc., a Colorado corporation, and its consolidated subsidiary. Other abbreviations we use in this Report include:

     o    ACI = activated carbon injection
     o    ADA-249M = our patented slag viscosity modifying compound
     o    CEMS = continuous emission monitoring system
     o    DOE = the United States Department of Energy
     o    EPA = United Stated Environmental Protection Agency
     o    EPRI = the Electric Power Research Institute
     o    ESP = electrostatic precipitator
     o    FGC = flue gas conditioning
     o    MEC = mercury emission control
     o    PAC = powdered activated carbon
     o    PRB = Powder River Basin

Business Purpose and Strategy

ADA-ES was incorporated in Colorado in 1997, and develops and implements proprietary environmental technology and provides specialty chemicals for coal-fueled power plants to enhance existing air pollution control equipment while reducing plants' operating costs. We are positioned to capitalize on the emerging market for mercury emission controls (MEC) through the supply of powdered activated carbon, injection systems, mercury measurement instrumentation, and related services. We have established key business relationships with Arch Coal, Inc., NORIT Americas, ALSTOM Environmental Control Systems (ECS), and Thermo Electron Corporation. ADA-ES became a "stand-alone" public company through a "spin-off" from its parent company, Earth Sciences, Inc. in September 2003.

Our approach to technology development, implementation and commercialization involves taking technology to full-scale as quickly as we can, and testing and improving the technology under actual power plant operating conditions. The most significant benefit of this method is that we begin working early and closely with power companies to optimize the technology to meet their specific needs. For example, while some mercury control technologies are being developed in the isolation of a laboratory without feedback from users, we work on full-scale mercury control systems that are installed on plants operated by several of the largest power companies in North America. We assist electric utility companies to remain competitive while meeting environmental regulations.

Our major activities include sales of equipment, field testing and services related to the emerging market for mercury emission control ("MEC") for coal-fired boilers used in electric generation, the sale of flue gas conditioning ("FGC") equipment and chemicals, and other chemicals and technologies for such boilers.

Overview of the Last Three Years

During 2003, 2004 and 2005, we (a) substantially increased our MEC business through government and industry funded field demonstration contract work, including work under existing and new contracts and a growing number of commercial activities; (b) maintained our position in the FGC business through continued chemical sales and service; and (c) continued limited sales of an anti-slagging product through a joint venture with Arch Coal, Inc. ("Arch Coal"), which we formed to co-market that product.

In August 2004 and October 2005, we sold shares of our common stock to a limited number of private investors. We were granted a NASDAQ small cap market listing shortly after completion of the private share offering in 2004.

Thus far in 2006, we (a) signed contracts for six activated carbon injection ("ACI") systems to be delivered later in 2006 and in 2007, and continued work on previously-contracted ACI systems, (b) continued work on government- and industry-supported contracts for field testing, installation and evaluation of mercury control systems at several sites, (c) prepared for testing at two plants for which DOE has notified us of their intent to negotiate two new contract awards, and (d) continued to supply FGC chemicals to several plants and began preparations to demonstrate FGC technology at two additional plants. We describe these activities and those in the preceding paragraph in greater detail below.

Our Business in Detail

Market for Our Products and Services

The primary drivers for many of our services are new environmental regulations and the deregulation of the utility industry. Environmental regulations, such as the 1990 Clean Air Act Amendments, the 2005 Clean Air Mercury Rule, various state regulations and permitting requirements for new power plants, are requiring utilities to reduce emission of pollutants, such as sulfur dioxide, nitrogen oxides, and mercury. Mercury regulations at the national and state levels are expected to require large mercury emission reductions at the nation's 1,100-plus coal-fired units, which emit 48 tons of mercury per year. Early DOE studies indicate that the cost to control these emissions will be $2-$5 billion annually. We are positioning ourselves to be a key supplier of equipment and services to the market that is anticipated to be established by these regulations. The markets that will be affected by new regulations are the same ones that we currently operate within. In addition, the systems and products that are required for mercury controls fit well with our existing products and capabilities.

In addition to environmental regulations, the coal burning electric power generation industry is also impacted by the ongoing deregulation of the utility business. Historically, public utilities have been able to pass capital and operating costs on to customers through rate adjustments. However with deregulation, utility companies face competitive challenges requiring them to better control capital spending and operating costs. These changes increase the need for cost-effective retrofit technologies that can be used to enhance existing plant equipment to meet the more stringent emission limits while burning less expensive coals. We have entered this market with (1) mercury control technology that has been demonstrated to effectively reduce mercury emission over a broad range of plant configurations and coal types, (2) our proprietary chemical conditioner that offers both technical and economic advantages over the hazardous chemicals that have been and continue to be in use, and (3) products, such as ADA-249M, that provide utilities flexibility in choosing the grade of fuel they can burn. The Company has established itself as a leader in the area of mercury control and has received new orders for commercial mercury control systems in 2005 and early 2006.

Government and Industry-Supported Contracts
The United States Department of Energy (DOE) issues solicitations from time to time for various development and demonstration projects. DOE solicitations range in subject matter, and we submit bids for those solicitations that fit our mission and strategic plan. The bids involve a proposed statement of work, and contracts are negotiated with successful bidders to perform the specified work. The contracts with the DOE are known as Cooperative Agreements and are considered financial assistance awards. We are participants in four such agreements and have been notified by DOE of their intention to negotiate two additional contracts during 2006. Generally, the agreements cover the development and/or demonstration of air pollution control technologies for coal-fired power generating plants. The work may involve designing and fabricating equipment, installing the equipment at power plants, testing the equipment, preparing economic studies, and preparing various reports. The deliverables required by the agreements include various technical and financial reports that we submit on a prescribed schedule. The agreements require us to perform the negotiated scope of work, which includes testing/demonstrating various air pollution control technologies. The agreements with the DOE provide that any inventions we create as a result of the work become our property.

The agreements with DOE generally require industry cost share, which is considered a key component to the viability of the project and which may take the form of cash contributions and/or in-kind contributions of material and services. The industry cost share percentages on the mercury projects in which we are involved range from 32% to 50%. Typically, the utility host site for the demonstration project provides a considerable amount of the cost share with other interested industry partners also providing funding, either individually or through EPRI (the Electric Power Research Institute). To the extent that the required cost share is not provided by industry partners or EPRI, ADA-ES provides the balance by reducing the revenues it would otherwise recognize on the work performed. We expect the power industry's interest in these and future projects to continue and grow.

We are currently participants in DOE and industry contracts totaling $32.3 million, of which $23.2 million represents contracts directly with DOE. These amounts include cost-share amounts and an anticipated amendment that would decrease the contract value by $1.1 million. In addition, the two DOE contract awards in which we are to participate, but which remain to be negotiated in the first half of 2006, total approximately $7.5 million, including industry cost-share amounts. We recognized revenues in 2005 and 2004 from these DOE/industry-funded contracts totaling $4.3 million and $4.2 million, respectively, which comprised 39% and 49% of our total revenues for those respective periods. Of these amounts, $2.3 million and $2.4 million in 2005 and 2004, respectively, were revenues directly from DOE. We retain the rights to commercialize any products we develop under the activities of these contracts. These contracts are subject to audit and potential adjustment as to amounts already received. The Company has not been affected materially by adjustments mandated by government audits; however, government audits for the years 2002 through 2005 have not yet been finalized. These contracts are also subject to annual appropriation of funds by Congress, and although continued funding is considered highly probable, we cannot assure you that the government will continue to approve funding for these contracts in future budgets. Assuming no changes in funding, future revenues from the contracts in progress and recent awards total $19.4 million, of which we expect to recognize $6.2 million in 2006.

Commercial Mercury Emissions Control During 2005, we signed contracts for two activated carbon injection (ACI) systems for mercury emission control, and thus far in 2006 we signed contracts for six ACI systems. The contracts contain delivery milestones, which we expect to meet. Certain of the agreements provide for liquidated damages if we are unable to meet certain delivery obligations, except for delivery failures that are out of our control. One of the delivery milestones was met in December 2005. If a customer elects early termination of an agreement not due to any fault of ours, we will be entitled to reimbursement for all costs incurred in performing the agreements through the date of termination, including costs incurred in terminating our performance and costs incurred to any subcontractors. We are recognizing revenue on these agreements on the percentage of completion method. These contracts total $7.7 million, of which $1.7 million was recognized in 2005. We expect revenues of approximately $5 million from ACI systems in 2006.

The Company has begun to jointly market the sorbents used by the ACI systems to maximize mercury removal efficiency and minimize costs to the utilities under its agreement with NORIT Americas, Inc. ("NORIT"). In addition to the eight systems under contract, we provided engineering, design and ancillary equipment on a ninth system that is designed to use these sorbents. There can be no assurance that the Company's ACI system customers will purchase sorbents from the Company. (See "Key Business Relationships" below)

FGC
We have developed technologies for conditioning flue gas streams from coal-fired combustion sources that allow existing air pollution control devices to operate more efficiently. Through various suppliers and contractors, we are able to manufacture engineered units for each individual application. The units mix, pump and monitor the feed of proprietary chemical blends. The chemical blends are applied to the flue gas streams by a pressurized system of specially designed lances and nozzles. Such treatment of the flue gas stream allows for more effective collection of fly ash particles that would otherwise escape into the atmosphere. Our technology also has application in the cement and petroleum refining industries where particulate emissions are being or need to be controlled. We are not currently pursuing the non-utility markets aggressively since the profit margin potential for these customers is considered to be less since chemical usage is lower.

We currently have three operating FGC units installed at coal-fired utilities in Illinois, Iowa and Louisiana. Revenues from sales of equipment and chemicals to FGC customers in 2005 and other FGC contract work totaled $1.9 million. During 2005, one FGC customer discontinued purchases and another company has informed us that they intend to minimize their chemical purchases in the future. As such, revenues related to FGC are expected to decrease to approximately $1.2 million in 2006. We have been awarded contracts to perform demonstrations at two plants during the first half of 2006. There can be no assurances that the demonstrations will be successful or that future revenues will result from those demonstrations.

ADA-249M
Since 2000, we have produced and sold a specialty chemical, called ADA-249M, which is designed to save utility companies with cyclone furnaces significant costs each year through reduced fuel costs, enhanced operational flexibility and improved marketability of combustion by-products.

ADA-249M is a patented product designed to modify slag viscosity. ADA-249M is a blend of iron oxides, mineralizers, and flow enhancers that is added to the PRB coal prior to combustion in order to create the proper slag layer for combustion within the cyclone barrel. In application at the utility, ADA-249M is conveyed mechanically from a supply delivered via dump truck to a hopper. From there ADA-249M is fed by screw and belt conveyors to the coal feeders. The addition of ADA-249M to the coal results in more coal burning in the cyclone, less carbon in the fly ash, better precipitator performance, reliable slag tapping, and more bottom ash to sell. We design and sell the delivery system and the continuing supply of chemical.

Pursuant to an agreement with Arch Coal Inc. ("Arch Coal"), the second largest U.S. coal producer, we jointly market ADA-249M to cyclone-fired power plants. Under the agreement, the Company has granted a non-exclusive, non-transferable license to the joint venture ("JV") to use ADA-249M in connection with the JV activities. The JV is controlled by a five-member management committee, three of whose members are selected by Arch Coal and the remaining members by ADA-ES. The JV pays us our stated commercial price for all ADA-249M sold, less a discount of approximately $15 per ton and we receive our commercial rates for any technical services we provide. ADA-ES and Arch Coal each bear their own costs and expenses related to any ADA-249M marketing efforts. Arch Coal funds the JV activities, including equipment needs and retains any net profits. Either party may terminate the JV upon 60-days written notice if the annually required business plan is not approved by the parties.

Together, we and Arch Coal provide Arch Coal customers a long-term package of PRB coal, the ADA-249M chemical and, if needed, the required injection equipment. This package is intended to enable boiler operators to achieve the benefits of the ADA-249M fuel additive without making a significant capital investment. ADA-ES and Arch Coal also handle the logistics of supply and system maintenance. The DOE does not participate with us in any of our activities related to ADA-249M. Sales related to ADA-249M are recorded in the Combustion Additives segment and were $327,000 and $355,000 in 2005 and 2004, respectively.

Key Business Relationships
We have developed key relationships with companies in our industry that are much larger than us (e.g. ALSTOM Environmental Control Systems ("ALSTOM"), NORIT, Thermo Electron Corporation ("Thermo"), and Arch Coal), and we have entered into agreements that define these relationships. Any of these agreements can be terminated by the passage of time, through notification from the other party or our failure to obtain a certain share of the market defined in the agreements. We expect these relationships to bolster the premier position we believe we hold in the industry, and that this will allow us to participate to an even greater extent in the large market projected to emerge from regulations to limit mercury emissions from coal burning power plants. The loss of any of these key relationships would likely impede our ability to secure the highest achievable amount of business from the emerging mercury control market. (See the discussion above under the captions "ADA-249M" and "Commercial Mercury Emissions Control.")

ALSTOM Marketing Agreement. In December 2002 we entered into an exclusive marketing relationship with ALSTOM, a supplier of equipment to power plants in North America, to market systems for mercury removal from power plants and other facilities. In January 2006, we gave notice to ALSTOM of our intent to terminate that arrangement as of April 2006 as it was not producing the results we envisioned. We have offered ALSTOM and other similar companies similar arrangements on a non-exclusive basis, but as of the date of this Report, we have not entered into such a marketing agreement with ALSTOM or any other company.

NORIT Market Development Agreement. Since 2001, we (or our former parent company, Earth Sciences, Inc.) have had a Market Development Agreement with NORIT to jointly pursue the market for equipment and sorbents to remove mercury from coal-fired boilers. NORIT is the country's leading supplier of powdered activated carbon ("PAC"). The goal of the agreement is to jointly develop mercury control sorbents designed to maximize removal efficiency and minimize costs. NORIT currently provides PAC and dosing systems for removing mercury from flue gas generated from the combustion of municipal and medical solid waste and hazardous waste. The agreement provides a long-term means for both NORIT and us to benefit from potential sales of equipment and to participate in the development of sorbents for this emerging mercury control market. We expect to establish and further define the parameters for the mutual exclusivity this year after the likely market becomes clearer after evaluation of the recently issued (March 2005) EPA regulations.

Under the terms of the agreement with NORIT:

     o    the target market is defined as North American coal-fired utilities;
     o    we are responsible for
          o sorbent identification, technical and economic ranking and demonstration testing
          o    market development and sales coverage
          o equipment contract negotiation, project execution and installation supervision;
     o NORIT is responsible for manufacture and/or supply of sorbents and the equipment dosing systems;
     o we will represent NORIT exclusively in the defined market, subject to meeting performance requirements;
     o in order for ADA-ES to maintain its exclusive representation of NORIT, at least 50% of the market users during the 2004 to 2007 period must be supplied by NORIT; in periods beyond those dates, annual minimum sales targets are to be mutually agreed upon;
     o for NORIT to maintain exclusivity, it must supply sorbents at prices and in quantities to meet the market demand and ADA-ES sales targets;
     o we will earn a commission of 10% on sorbent sales and 5% on equipment sales, which commissions continue even if we fail to maintain our exclusivity through failure to meet the performance requirements; and
     o the parties agree to renew or renegotiate the agreement in good faith during the period when regulations requiring mercury emission controls are being reviewed, which the parties estimate will be in 2006.

We recognized revenue of $39,000 from the market development agreement with NORIT in 2005. We expect revenues under the joint marketing agreement to increase in the future as ACI systems currently under contract and future ACI system sales are installed and become operational. However, the timeframe between award of the contract and commercial operation of the systems when sorbent use becomes routine may be as long as two years. We cannot assure you that our ACI system customers will purchase sorbents from us in the near future, if at all.

Cooperative Agreement with Thermo Electron Corporation. In April of 2004 we entered into a cooperative agreement with Thermo to develop a continuous emission monitoring system ("CEMS") for the measurement of mercury in flue gas. Under this agreement, Thermo, the leading supplier of stack gas monitors to the U.S. power generation market, designed and manufactured the mercury CEMS. We conducted extensive field validation prior to the product's commercialization in late 2005, and we continue to test and provide feedback regarding the CEMS. The Federal legislation for reducing power plant mercury emissions, which is being litigated by several states and environmental groups, has generated the need for enhanced flue gas mercury removal technology and the associated requirement to validate its performance via continuous emission monitoring. This challenging monitoring application requires extensive field studies under a broad range of flue gas matrices and operating conditions. The arrangement with Thermo provides a unique opportunity to accelerate the evaluation of sorbent injection based mercury removal systems and concurrently demonstrate the suitability of Thermo's mercury CEMS.

Under the terms of the agreement with Thermo:
     o Thermo is responsible for design of hardware, firmware software and overall product development as well as manufacture of commercial versions of the CEMS;
     o we are responsible for field validation and performance feedback and, during 2004 and 2005 paid Thermo $168,000 and $271,000, respectively, for technical services and hardware;
     o activities under the Cooperative Agreement were completed in May 2005, although we continue to test and provide feedback on the CEMS, and Thermo is now manufacturing, marketing and selling mercury CEMS and ADA-ES has the ability to purchase from Thermo all its requirements for mercury CEMS;
     o under a separate distribution arrangement, ADA-ES may sell the Thermo CEMS only in conjunction with our mercury control technology and will receive a 25% discount from Thermo's published price list; and

     o either party may terminate the distribution arrangement upon 120 days written notice to the other party.

Other Consulting Services
ADA-ES also offers consulting services to assist utilities in planning and implementing strategies to meet new government emission standards requiring reductions in sulfur dioxide, nitrogen oxide, particulates and mercury. ADA-ES is also developing and testing new chemical blends expected to aid coal-burning utilities in the variety of problems that may be encountered in switching to lower cost coals. We received funding for a portion of the development and testing activities from an industry partner that has a strategic interest in the technology. Total revenues from other consulting services approximated $3 million in 2005, most of which related to the mercury emission control segment.

Competition

The commercial mercury control market for existing coal-fired electric utilities is beginning to emerge as a result of the enactment of state and federal regulations that for the first time in U.S. history are requiring such utilities to control their mercury emissions. We estimate that there are approximately 1,100 individual units (several may be located on one site) in excess of 25 megawatts of generating capacity that could be impacted by these regulations. Regulations currently exist that require new coal-fired plants to control mercury emissions. Through 2005, our mercury control technology has been demonstrated on a full scale at 22 plants, yielding over 90% mercury control on most applications. We have responded to over 150 bid requests for activated carbon injection systems, 30 of which we believe are likely to proceed to orders between now and 2008, and all are required to achieve mercury capture of at least 80%. The capital equipment expected to be required by those 30 units amounts to approximately $30 million, and the annual sorbent requirements of these units are estimated to total approximately $30 million. We are aware of other companies, including Babcock Power, Wheelabrator and Sorbent Technologies, that have responded to requests for commercial bids of mercury control systems. As this market matures, we expect competition will continue to increase, primarily in the sorbent supply arena (activated carbon or other). See the discussion above under the caption "Market for Our Products and Services."

Our primary competition in the FGC arena is conventional FGC technology using either sulfur trioxide or a combination of sulfur trioxide and ammonia. This technology has been available commercially since the 1970's and is offered by Chemithon Engineers Ltd., Wahlco, Inc. and Benetech in a variety of forms. Conditioning of fly ash by injecting small amounts of sulfur trioxide into the flue gas is a well-proven technique for improving performance of the electrostatic precipitator (ESP). Sulfur trioxide conditioning loses its effectiveness in application with temperatures over 350 degrees F. The capital costs of conventional FGC technology are in excess of $1 million. Injection of water mist into the flue gas stream is also a known technique for improving performance of the ESP in certain applications and is offered by EnviroCare, Inc. The capital cost of a water injection system is typically $200,000-300,000. A typical ADA-ES system costs between $300,000-600,000. We have also introduced a product shown to be effective in the 300-750 degree range that is suitable for intermittent application and can augment a sulfur trioxide system and help to avoid use of ammonia. The competitive advantages of our FGC technology include an effective temperature range of 300 to 900 degrees F; a simple injection system; a non-toxic conditioner that will not become a secondary pollutant; and chemicals that are safer and easier to handle on site. The different products in the industry which aid ESP performance primarily compete on the basis of performance and price. We usually arrange for a full-scale demonstration of our products to potential customers prior to selling our systems and chemicals for use on a continual basis.

With respect to ADA-249M, there are no major barriers to use of our products in the market, however, utility companies are generally slow to embrace new technologies when they perceive any potential for disruption in the production of electricity. Potential competition for this product may be magnetite, iron ore and coal blends. Even though there is currently no significant competition, the market for this product has been slow to emerge.

Patents
We have received eight patents related to different aspects of our technology. The Company's patents have terms of 20 years measured from the application date, the earliest of which was in 1995. We continue to improve our products, and patent applications for additional products have been submitted. Although important to protect our continuing business, we do not consider any of such patents to be critical to the ongoing conduct of our business.

Supply of Chemical for Our Customers
We typically negotiate blending contracts that include secrecy agreements with chemical suppliers located near major customers. These arrangements minimize transportation costs while assuring continuous supply of ADA-ES proprietary chemical blends. We have operated under these arrangements since the spring of 1999. They are generally renewed on an annual basis. Supply of activated carbon to our customers is handled through, NORIT as discussed above.

Raw Materials and Contract Installation
We purchase equipment from a variety of vendors including, NORIT, for the engineered ACI systems, components and other equipment we manufacture and/or provide. Such equipment is available from numerous sources. We typically subcontract the major portion of the construction labor associated with installation of such equipment, again from a variety of vendors, usually those located near the site of the work. We purchase our proprietary FGC and ADA-249M chemicals through negotiated blending contracts with chemical suppliers generally located near each major customer. The chemicals used are readily available, and there are several chemical suppliers that can provide us with our requirements. We have an exclusive business relationship with NORIT for the marketing and supply of activated carbon used for mercury control at coal-fired power plants, as described above. Although competition for mercury control sorbents is emerging, the NORIT activated carbons have been the most thoroughly tested materials within the U.S. power generation industry.

Seasonality of Activities
The sale of FGC chemicals is dependent on the operations of the utilities to which such chemicals are provided. Our FGC customers routinely schedule maintenance outages in the spring of each year. During the period of such outages, which may range from two weeks to over a month, no FGC chemicals are used and purchases from us are correspondingly reduced. The other aspects of our business are not seasonal in any material way.

Dependence on Major Customers
During 2005, we recognized 39% of our revenue from services provided directly or as a subcontractor under contracts to the U.S. government and industry as discussed above under "Government and Industry-Supported Contracts", involving mercury control systems. (See also Notes 4 and 7 to the Consolidated Financial Statements included elsewhere in this Report). In 2005, we regularly supplied chemical, equipment and services to 3 FGC customers. We recognized 5% of our revenue from MidAmerican Energy Co. in Iowa, 7% from Dynegy in Illinois, and 6% from Cleco Utility Group, Inc. in Louisiana. Also, in 2004 we sold an activated carbon injection system to a utility and provided services as they utilized that system to evaluate their future needs for mercury emission control. Revenue related to that sale and provision of services represented 13% of our revenue in 2005. ADA-ES' own sales staff markets our technology through trade shows, mailings and direct contact with potential customers.

Research and Development Activities
The Company is involved in several R&D contracts funded by DOE and industry groups, primarily directed toward the control of mercury emissions. The Company cost shares in many of those contracts. For 2005 and 2004 our direct cost share of R&D in our DOE related contracts approximated $273,000 and $348,000, respectively. In addition, we spent approximately $704,000 and $467,000 on our own behalf on research and development activities related to further development of our technologies during 2005 and 2004, respectively.

Employees
As of December 31, 2005 we employed a total of 32 full-time personnel. Included in this number are 28 people employed at our offices in Littleton, Colorado, 2 in Alabama, 1 in Pennsylvania and 1 in Maryland. In addition, other personnel were employed on a contract basis for specific project tasks during the year.

RISKS RELATING TO OUR BUSINESS

IF EXISTING AND PLANNED ENVIRONMENTAL LAWS ARE RESCINDED OR SUBSTANTIALLY CHANGED, OUR BUSINESS WOULD BE ADVERSELY AFFECTED A significant market driver for our existing products and services, and those planned in the future, are the environmental laws that limit emissions from power plants. In the event that such laws were rescinded or substantially changed, our business would be adversely affected by declining demand for such products and services. Demand for the Company's FGC and ADA 249M products is primarily two-fold. Customers purchase these products to mitigate operating problems and/or to help comply with environmental regulations such as the Clean Air Act Amendments of 1990. Although the Company's existing customers and those expected in the near-term are believed to desire the Company's products for mitigation of operating problems, we would anticipate that any softening of existing air pollution control requirements would slow expected growth for these products. Demand for the Company's mercury emission control ("MEC") technology is being driven almost exclusively by legislation requiring such control. Mercury has been identified as a toxic substance and pursuant to a court order the EPA issued the Clean Air Mercury Rule ("CAMR") for its control in March 2005. CAMR is being contested by as many as fourteen different states and four environmental groups for its failure to meet court-mandated standards. In response to the uncertainty surrounding CAMR, several states have passed, or are expected to pass, legislation requiring such control including, Connecticut, New Hampshire, New Jersey, Massachusetts, North Carolina, Wisconsin and Pennsylvania.

Following widespread disappointment and legal challenges to CAMR, in November 2005 the State and Territorial Air Pollution Program Administrators and the Association of Local Air Pollution Control Officials (STAPPA/ALAPCO), the two national associations of air pollution control agencies throughout the United States, have developed a model rule entitled, "Mercury from Power Plants: A Model Rule for States and Localities" in response to concern that EPA's CAMR was inconsistent with the requirements of the Clean Air Act and would not result in adequate reductions in emissions of mercury from coal-fired power plants to protect public health. The STAPPA/ALAPCO model rule provides state and local governments with the tools needed to obtain reductions in mercury emissions necessary to meet the requirements of the Clean Air Act. Specifically, the model describes two options for state and local governments that wish to develop utility mercury rules that are more protective of public health and the environment than EPA's regulation, and contains model rule language for both. The phased timing proposed in the model rule allows power generators to consider mercury specific control technologies, or alternatively, control technologies that reduce mercury as an added benefit when reducing other air pollution emissions. The model rule provides compliance options using two phases, the use of annual rolling averages, and averaging of emissions across sources at a facility; and may well provide the flexibility to prevent any threat to a source's ability to continue to generate power. As compared with either maximum achievable control technology (MACT) regulation, or CAMR, we believe the STAPPA/ALAPCO model rule better reflects the capabilities of mercury control technologies that are commercially available today and gives power generators options in selecting the most cost effective approach for each plant.

The impact of various state and federal regulations on the future of our business, and the long-term growth of the MEC market for the electric utility industry will most likely depend on the final outcome of the CAMR court action and how industry chooses to respond to final CAMR and other state regulations, which are in various stages of enactment. As many as 1,100 existing coal-fired boilers may be affected by such regulations when they are fully implemented. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will depend on (i) DOE- and industry-funded contracts, (ii) mercury testing services and (iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by the implementation of enacted regulations. We do not expect significant revenue growth unless and until federal regulations and/or state regulations impact a significant portion of existing boilers. Delays in or derailment of the passage of state mercury control legislation, or undue delay in resolution of the CAMR court action, would be likely to impede the expected growth of the Company.

IF THE DEPARTMENT OF ENERGY (DOE) DISCONTINUES FUNDING OF EXISTING AND PLANNED CLEAN COAL TECHNOLOGY PROGRAMS, OUR BUSINESS WOULD BE HARMED In 2005, 2004 and 2003, 39%, 49% and 45%, respectively of our revenues were derived from or related to DOE programs. Our revenues from government contracts would be adversely impacted by any material decrease in funding for the projects in which we are involved. In addition, we look to the DOE funding as a significant means to further develop our technology and intellectual property in the areas of mercury emissions control and flue gas conditioning additives covered by that funding. Any material decrease in funding for the projects in which we are involved would hamper the development of our technology and intellectual property as it does not appear that we could currently fund the same level of development work apart from the DOE.


THE LOSS OF KEY RELATIONSHIPS WOULD ADVERSELY AFFECT OUR SALES AND FINANCIAL CONDITION
We have developed key industry relationships with companies much larger than ourselves (e.g., NORIT, ALSTOM, Thermo and Arch Coal). Subject to the terms of those agreements, the relationships may be terminated by the passage of time, through notification from the other party or failure of the Company to obtain a certain market share of activated carbon sales. We believe these relationships bolster our position in the market to limit mercury emissions from coal-fueled power plants. The loss of these relationships could impede our ability to secure business from that market.

TECHNICAL OR OPERATIONAL PROBLEMS WITH THE ACTIVATED CARBON INJECTION SYSTEMS COULD RESULT IN DELAYS THAT ADVERSELY AFFECT OUR FINANCIAL CONDITION Our activated carbon injection (ACI) systems have been demonstrated for several months at certain power plants and are starting to be installed on a permanent basis for the first time. We cannot assure you that there will be not be technical or operational problems with our ACI systems. Any such problems could result in delays in, or postponement or cancellation of, expected installations at power plants, and would likely have a material adverse effect on our business.

EFFECT OF ISSUING PERFORMANCE GUARANTEES FOR COMMERCIAL ACTIVATED CARBON INJECTION SYSTEMS IS UNKNOWN AND COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION The market for commercial ACI systems to control mercury emissions is emerging as state and federal regulations are being formulated and finalized. Performance guarantees have been and will likely continue to be an integral part of successful sales. Such guarantees typically require levels of mercury removal efficiency based on stated injection rates of a specified or approved activated carbon given other operating parameters, including the nature of the coal burned. Provisions of such guarantees generally require us to spend amounts up to the value of the sales contract to "make right" the performance of the ACI, if the guaranteed level of performance is not achieved. Any substantial payments under such guarantees would have an adverse effect on our financial condition and our ability to generate future sales.

ANY DECREASE IN THE USE OF COAL OR INCREASE IN THE USE OF ALTERNATIVE ENERGY SOURCES BY ELECTRIC UTILITY COMPANIES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND BUSINESS Our business depends substantially on providing air pollution and operating cost solutions to coal-fueled power plants. If the demand for coal declines as a result of increases in the use of alternative fuels or alternative energy sources, technological developments or general economic conditions, the Company's financial condition and business could be materially adversely affected.

OUR FINANCIAL RESULTS MAY FLUCTUATE AS A RESULT OF SEASONALITY AND OTHER FACTORS, INCLUDING THE DEMAND FOR ENVIRONMENTAL TECHNOLOGY AND SPECIALTY CHEMICALS, WHICH MAKES IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE The sale of FGC chemicals is dependent on the operations of the utilities to which such chemicals are provided. Our FGC customers routinely schedule maintenance outages in the spring of each year. During the period of such outages, which may range from two weeks to over a month, no FGC chemicals are used and purchases from us are correspondingly reduced. The other aspects of our business are not seasonal in any material way.

INADEQUATE SUPPLIES OF ACTIVATED CARBON COULD ADVERSELY AFFECT OUR PROFITABILITY We expect the demand for activated carbon to increase as power plants begin to use ACI systems to control mercury emissions. If the production of activated carbon, which is outside our control, does not increase to meet the increased demand, the inadequate supplies of activated carbon could harm our results of operations and business.

INADEQUATE SUPPLIES OF COAL COULD ADVERSELY AFFECT OUR PROFITABILITY Our profitability depends on working with coal-fueled power plants. If economically recoverable coal reserves are not available or if coal cannot be readily supplied to power plants because of transportation, labor or other issues, such unavailability could adversely affect our profitability and impede the growth of our business.

WE ARE AN EMERGING COMPANY IN A NEW INDUSTRY, WHICH ENTAILS RISKS THAT COULD IMPAIR OUR BUSINESS
We intend to pursue a growth strategy for the foreseeable future by expanding our environmental technology/specialty chemicals business into the emerging MEC market. We anticipate that future operations will place a strain on management, information systems and other resources. We must attract and integrate new personnel, improve existing procedures and controls and implement new ones to support future growth. Any inability to meet our future hiring needs and to adapt our procedures and controls accordingly could have a material adverse effect on our results of operations, financial condition and business prospects. In addition, if we make strategic acquisitions, we must successfully integrate the acquired operations in a timely manner. We cannot assure you that we will be able to manage expected growth, and our inability to do so could materially adversely affect our results of operations and business.

WE DEPEND ON KEY PERSONNEL
We depend on the performance of our senior management team -- including Jonathan Barr, C. Jean Bustard, Dr. Michael Durham, Mark McKinnies, Rich Miller and Richard Schlager, and their direct reports and other key employees, particularly highly skilled engineers. Our success depends on our ability to attract, retain and motivate these individuals. Our agreements with employees are not binding and do not prevent them from leaving our company at any time. We compete heavily for these personnel. In addition, we do not maintain key person life insurance on any of our employees. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.

MATERIAL ADJUSTMENTS PURSUANT TO DOE AUDITS OF OUR PAST PERFORMANCE COULD HAVE A DETRIMENTAL IMPACT ON OUR BUSINESS We have participated in five contracts awarded by the U.S. Department of Energy (DOE) and industry that are subject to adjustment as a result of government audits. These contracts contributed a total of $4.3 million and $4.2 million to revenues in 2005 and 2004, respectively, of which $2.3 million and $2.4 million, respectively, were directly from DOE. Including two contracts that are anticipated to be negotiated in 2006, the total approved budgets for these contracts combined are $39.8 million, $10.0 million of which is the cost-share portion for us and our industry partners. The remaining unearned amount of the contracts was $19.4 million as of December 31, 2005, and we expect to recognize $6.2 million in 2006 (including cash contributions by other industry partners). Our historical experience with these audits has not resulted in significant adverse adjustments to amounts previously received, however the audits for the years 2002 through 2005 have not been finalized. If audits for open years were to require us to repay material amounts, our results of operations and business would likely suffer material adverse impacts.

CHANGES IN TAXATION RULES OR FINANCIAL ACCOUNTING STANDARDS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS
Changes in taxation rules and accounting pronouncements (and changes in interpretations of accounting pronouncements) have occurred and may occur in the future. A change in existing taxation rules or accounting standards could have an adverse effect on our reported results of operations.

RISKS RELATING TO OUR COMMON STOCK

A SIGNIFICANT PORTION OF OUR OUTSTANDING SHARES OF COMMON STOCK MAY BE SOLD IN THE PUBLIC MARKET, WHICH COULD LOWER THE MARKET PRICE OF OUR STOCK As of December 31, 2005, we had 5,610,267 shares of common stock issued and outstanding. We sold 789,089 shares of common stock in a private placement offering in October, 2005, and those shares are currently restricted from resale in the public market. We filed a registration statement with the U.S. Securities and Exchange Commission (SEC) in January, 2006 to register these shares for resale to the public. It is expected that the registration statement will become effective with the SEC shortly, at which time the shares may be sold into the public market. Sales of substantial amounts of our common stock, or the perception that such sales will occur, may have a material adverse effect on our stock price.


THE ISSUANCE OF ADDITIONAL SECURITIES IN THE FUTURE COULD HARM THE BOOK VALUE OF THE OUTSTANDING SHARES OF COMMON STOCK To the extent our future funding requirements dictate the issuance of convertible securities, preferred stock or debt instruments having liquidation, dividend and other preferences and priorities over those of our common stock, the shares of common stock may suffer a decline in book value. Subject to requirements of our NASDAQ Stock Market listing, our Board of Directors has the authority to offer and sell additional securities without the vote of or notice to existing shareholders. It is likely that additional securities may be issued to provide future financing or in connection with acquisitions. The issuance of additional securities could dilute the percentage interests and per share book value of existing shareholders, and have a detrimental impact on the market for our common stock.

LACK OF EXPECTED DIVIDENDS MAY MAKE OUR STOCK LESS ATTRACTIVE AS AN INVESTMENT We intend to retain all future earnings for use in the development of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Generally stocks which pay regular dividends command higher market trading prices, and so our stock price may be lower as a result of our dividend policy.

Item 2.  Description of Property.

Office Leases
We lease approximately 12,000 square feet of combined office and warehouse space in Littleton, Colorado, a suburb of Denver. The term of the lease runs through 2009 and the lease agreement has an option to extend the term. In March 2006, we entered into a one-year lease for 440 square feet of office space in Columbia, Maryland, which includes an option to renew. While our total current leased space is sufficient for our immediate needs, we may require additional space as our personnel levels increase to support growth. We believe that sufficient space is available at reasonable rates in areas where we do business. We do not own any real property, but lease all of our office facilities. Future annual lease costs amount to approximately $170,000.

Item 3.  Legal Proceedings.

There are no reportable pending legal proceedings involving the Company or our subsidiary.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.


PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities by the Company and Affiliated Purchasers

Market for Common Equity and Related Stockholder Matters

(a) Market Information.

Registrant's common stock commenced trading on the NASDAQ Capital (formerly SmallCap) Market on October 14, 2004 under the symbol ADES. Prior to such time, trading occurred on the OTCBB market commencing on October 22, 2003. During 2005 and 2004 closing price ranges were as follows:

                                       2005                              2004
                             -------------------------          ------------------------
                                High            Low                High           Low
                             ----------      ---------          ---------      ---------

       1st Quarter              $31.38         $22.40           $  9.75        $  6.60
       2nd Quarter              $25.22         $13.51           $  9.50        $  7.51
       3rd Quarter              $24.00         $14.55           $ 14.40        $  8.25
       4th Quarter              $20.50         $14.40           $ 28.21        $ 12.80


The price ranges shown in the above table are based on NASDAQ quoted sales prices for all of 2005 and the fourth quarter of 2004, and OTCBB bid prices for the first three quarters of 2004. The sale prices may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

(b) Holders.
The number of record holders of our common stock as of December 31, 2005 was approximately 1,693; the approximate number of beneficial shareholders is estimated at 8,000.

(c) Dividends.
We have not paid dividends since inception and we have no plans for paying dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans. The disclosure required by this Item is included under Item 11 of this Report.

RECENT SALES OF UNREGISTERED SECURITIES
In October 2005, we entered into several Subscription and Investment Agreements and privately sold 789,089 shares of our common stock to a limited number of institutional investors at a price of $17.00 per share. Net proceeds from the sales totaled approximately $12.5 million. Pritchard and Adams Harkness, Inc. acted as the placement agents for the sales and received a fee of approximately 6% of the gross proceeds of the offering, as well as reimbursement for certain offering expenses. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") and SEC Rule 506 of Regulation D, for offerings of securities not involving a public offering. The shares were issued as "restricted securities" in accordance with investment representations provided by the purchasers, and may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the 1933 Act. We agreed to file a registration statement within 90 days covering resale of the shares by the private placement investors, and a registration statement was initially filed on January 17, 2006 and subsequently amended, but is not yet effective. The shares also were granted certain "piggy-back" and other registration rights. Most of the proceeds from the offering have been invested in collateralized interest-bearing term deposits.

In August 2004, we entered into several Subscription and Investment Agreements and privately sold one million shares of our common stock to a limited number of institutional investors at a price of $8.00 per share. Net proceeds from the sales totaled $7,620,000. A detailed description of the transaction is set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The shares were issued pursuant to the exemptions from registration contained in
Section 4(2) of the 1933 Act, and SEC Rule 506 of Regulation D for transactions sales of securities not involving a public offering. The shares were issued as "restricted securities" in accordance with investment representations provided by the purchasers, and could not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933. We registered the shares for resale to the public by the selling shareholders in a registration statement that was filed in October, 2004, and which is presently effective.

In 2003 we sold securities to Arch Coal consisting of the Company's $300,000 convertible debenture, which we sold for $300,000, and 137,741 shares of our common stock, which we sold for $1 million, or $7.26 per share. A detailed description of the transaction is included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. No commissions or other underwriting discounts were paid in conjunction with the transaction. The debenture and the shares were issued pursuant to the exemption from registration contained in Section 4(2) of the 1933 Act for offerings of securities not involving a public offering. The securities were issued as "restricted securities" in accordance with investment representations provided by the purchasers, and could not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the 1933 Act. We paid off the debenture in 2004, and registered the shares for resale to the public by Arch Coal in a registration statement that was filed in October, 2004 and which is presently effective.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we nor any "affiliated purchaser," as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the year ended December 31, 2005.

Item 6. Management's Discussion and Analysis or Plan of Operation.

OVERVIEW
The Company provides environmental technologies and specialty chemicals to the coal-burning electric utility industry. Revenues are generated through (1) fixed price and time and materials contracts for the emerging mercury emission control
(MEC) market, several of which are co-funded by government and industry, (2) the sale of specialty chemicals and services for flue gas conditioning (FGC), and
(3) the sale of combustion additives (CA) chemicals and services, primarily ADA-249M through a joint venture with Arch Coal.

Mercury has been identified as a toxic substance and pursuant to a court order the EPA issued regulations for its control in March 2005. We are evaluating the impact of those regulations on the future of our business, and the long-term growth of the MEC market for the electric utility industry will most likely be dependent on the impact of those federal and/or state regulations, which are in various stages of enactment and challenge in the courts. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) DOE- and industry-funded contracts discussed above, (ii) mercury testing services and
(iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by the implementation of enacted regulations. Although we expect this market to show steady growth over the next several years, more significant revenue growth is anticipated when federal (and possible state) regulations impact a significant portion of existing boilers.

The market for our FGC chemicals and services is relatively flat and is expected to decline in the near-term. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important contribution to the overall profitability of the Company. While we were awarded two contracts for FGC demonstration projects beginning in the first half of 2006, we cannot assure you that the demonstrations will be successful or will result in future revenues. In spite of several successful demonstrations, market acceptance for our CA products has not grown as previously expected. If we are unable to achieve significant continuing sales to new customers, thereby promoting additional sales to other customers in the future, this segment of our business may decline further.

In August 2004 we entered into several Subscription and Investment Agreements and privately sold one million shares of our common stock to a limited number of institutional investors at a price of $8.00 per share. The net proceeds to us from the sales totaled $7,620,000. Pritchard Capital Partners LLP acted as the placement agent for the sales and received a fee of approximately 5% of the gross offering proceeds. Approximately $551,000 of the proceeds were utilized to pay off long-term debt. Approximately $7 million of the proceeds have been invested in highly-rated corporate and government bonds and low-risk growth equities. We registered the shares for resale by the purchasers under the Securities Act of 1933 in October, 2004.

In October 2005, we entered into several Subscription and Investment Agreements and privately sold 789,089 shares of our common stock to a limited number of institutional accredited investors at a price of $17.00 per share. We received net proceeds of approximately $12.5 million from the sale of the shares. Pritchard Capital Partners LLP and Adams Harkness, Inc. acted as the placement agents for the sales and received a fee of approximately 6% of the gross proceeds of the offering, as well as reimbursement for certain offering expenses. The shares were issued as "restricted securities" and may not be offered or sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933. We filed a registration statement to allow the resale of the shares by the private placement investors in January of 2006, and although that registration is not yet effective, we expect it to become effective to allow the selling shareholders to sell the shares in the near term. The shares also carry certain "piggy-back" and other registration rights. A majority of the proceeds from the offering have been invested in collateralized interest-bearing term deposits.

Liquidity and Capital Resources
We had a positive working capital of $17.0 million at December 31, 2005. This is an increase of $13.8 million during the year, primarily due to the sale of the Company's shares in the private placement offering described above. In addition, we have long-term investments in securities, accounted for as "available-for-sale" investments, that amount to approximately $5.7 million. We intend to retain a portion of these investments to demonstrate strength in our financial position to support guarantees we expect to be required to provide on future sales of activated carbon systems, and use a portion to fund growth of the Company, which may include expansion of product offerings and strategic acquisitions. We believe that existing and expected future working capital, which we expect to come from positive cash flow, will be sufficient to meet the anticipated needs of the Company in 2006. However, we cannot be certain that positive cash flow that we have achieved historically will continue, and it is possible that we could be required to expend some of our current working capital to fund operations, although we consider this unlikely.

Our principal source of liquidity is our existing working capital and positive operating cash flow. The continuation of positive cash flow is somewhat dependent upon the continuation of chemical sales and operations of the flue gas conditioning (FGC) units currently in-place in Illinois, Louisiana and Iowa. Each of these units provided an average monthly cash flow of approximately $30,000 in 2005, however one customer has notified us of their intent to minimize purchases in the future. Although we have been awarded a contract to perform two demonstration projects at other plants beginning in the first half of 2006, we are not certain that the demonstrations will be successful or will result in future sales of FGC equipment and chemicals. Unsatisfactory results for any of our FGC customers, which could be caused by a single factor (or some combination of factors) such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), and/or overall cost/benefit analysis, at any of those units, are likely to result in a decrease or termination of the sale of chemicals for such units and a reduction in the cash flow we have historically received, thereby reducing that portion of our liquidity that has been provided by positive cash flow.

The Company is performing services under four DOE and industry co-funded contracts and has been notified by DOE of its intention to negotiate the final terms of two additional contracts in spring 2006. Assuming no changes in government funding, we expect to recognize remaining revenue on the in-progress and new awards totaling $19.4 million, of which $6.2 million is expected to be recognized in 2006. If further funding were not approved, the Company would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level.

We paid off all of our term debt during the third quarter of 2004 in an effort to reduce interest expense. We have planned capital expenditures to sustain and improve ongoing operations for 2006 estimated at $395,000. We expect to fund these requirements out of existing working capital and cash flow from operations.

Under our defined contribution and 401(k) plan, we match up to 5% of salary amounts deferred by employees in the Plan and contribute certain amounts based on the profits of the Company. During 2005 and 2004, we recognized $98,000 and $81,000, respectively of matching expense; this expense is expected to amount to approximately $123,000 in 2006. Based on results for 2005 and 2004, an additional $108,000 and $80,000, respectively, were paid to the plan for profit sharing to the accounts of all eligible employees in February 2006 and 2005, respectively.

We have recorded net deferred tax assets of $340,000 as of December 31, 2005. Based on existing R&D contracts supported by the DOE, the current industry and regulatory environment and other expectations of continuing work, the Company has determined that it is more probable than not that those deferred tax assets will be realized in the future.

Cash flow provided from operations totaled $1,209,000 for 2005 compared to $831,000 for 2004, which is an increase of 45%. Cash flow from operations in 2005 increased from 2004 primarily as a result of increased net income.

Net cash used for investing activities decreased from $6.6 million in 2004 to $2.1 million in 2005. In 2004, we invested the proceeds from a private placement of our common stock and had some trading activity on those investments, resulting in purchases of investments of $8.1 million and sales of $1.6 million. In 2005, the purchases and sales of investments of $10.8 million and $9.0 million, respectively, resulted from trading activity on investments to maintain a targeted portfolio balance and maximize earnings, as well as re-investment of gains that occurred during the year. In addition, capital expenditures were $374,000 in 2005, compared to $212,000 in 2004. The increase was due to the purchase of mercury analyzers in 2005 and computers and other office equipment required to support our growth.

Cash provided by financing activities was $12.8 million and $7.1 million in 2005 and 2004, respectively. In 2005, we received net proceeds of $12.5 million from a private placement of our common stock and $303,000 from purchases of our common stock through the exercise of stock options. In 2004, we received net proceeds of $7.6 million from a private placement of our common stock and $435,000 from purchases of our common stock through the exercise of stock options. In 2004, we also repaid $922,000 of debt and notes payable using proceeds from the abovementioned private placement of our common stock. We may require additional debt or equity financing to support future growth, including potential acquisitions.

The company has the following contractual commitments as of December 31, 2005:

                               Total             2006          2007 and 2008      2009 and 2010      2010 and Beyond
                              --------------------------------------------------------------------------------------

Operating leases            $  494,000          $119,000           $247,000            $128,000         $      -
Capital leases                   5,000             5,000                  -                   -                -
Purchase obligations        $  776,000           776,000                  -                   -                -
                            ----------          --------           --------            --------         --------
      Total                 $1,275,000          $900,000           $247,000            $128,000         $      -
                            ==========          ========           ========            ========         ========


Results of Operations
Revenues totaled $11,028,000 for 2005 versus $8,417,000 for 2004. Revenues in the MEC segment for 2005 increased by $2,844,000 (48%), which was offset by decreases of $205,000 (10%) and $28,000 (8%) in FGC and CA activities, respectively. Based on contracts in hand and other anticipated projects, we anticipate that total revenues for 2006 will grow by approximately 35% from the 2005 level. We have been hiring personnel in response to the growth we have realized in the past and expect to achieve in 2006, and adequate resources of skilled labor appear to be available to meet anticipated needs.

Revenues from the MEC segment were comprised of 49% government and industry-supported contracts, 19% sales and installation of activated carbon injection (ACI) systems and 32% consulting services. Increased sales in all of these products contributed to the increase in MEC revenue. We expect growth in 2006 in the MEC segment to result primarily from sales of ACI systems in response to mercury emission control legislation and from existing and recently awarded government and industry-supported contracts. Our contracts with the government are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. We believe, however, that we have complied with all the requirements of the contracts and future adjustments, if any, will not be material. In addition, the federal government must appropriate funds on an annual basis to support these DOE contracts, and funding is always subject to unknown and uncontrollable contingencies.

FGC revenues decreased due to an FGC customer discontinuing purchases. We expect FGC revenues in 2006 to decrease further, as another customer has informed us of its intent to minimize purchases in the future. The decrease in CA revenues for 2005 resulted from decreased purchases by several customers, offset by revenues received from Arch Coal to fund a research project related to new technology. In order for CA revenues to grow appreciably, we will need to obtain additional customers or develop alternative products to meet market needs.

Cost of services increased by $1,721,000 in 2005, as compared to 2004 as a result of the increased revenue generating activities. Gross margins were stable at 39% and 40% in 2005 and 2004, respectively. As noted above, we expect the amount of fixed price and time and materials work for the near term to represent an increasing source of revenue in which the anticipated gross margins are less than for our specialty chemical sales. Gross margins for 2006 are therefore expected to decline from the levels achieved in 2005, both as a result of an increasing proportion of fixed price and time and materials work and our assumption of an increasing share of costs in the field demonstration projects in which we have elected to participate.

Research and development expenses increased in 2005 by $162,000 to $977,000 from 2004, which reflects almost a 20% increase over 2004. We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to grow by about 35% in 2006.

General and administrative expenses increased by $456,000 to $2,502,000 in 2005, which reflects an increase of 22% over 2004. The increase in 2005 resulted primarily from legal and director fees incurred to attain compliance with public company regulations that we became subject to during the year; consultant fees incurred to launch services related to mercury measurement and demonstrations; and increases in staff, benefits, recruiting and related costs as we prepare for the anticipated growth in the mercury control market.

The Company had net interest and other income of $348,000 in 2005, as compared $15,000 in 2004. Interest and other income increased in 2005 due to invested cash balances that were invested for only part of the year in 2004. In addition, interest expense decreased in 2005 as a result of the payoff of all term debt in 2004.

Critical Accounting Policies and Estimates
Significant estimates are used in preparation of our financial statements and include (1) our allowance for doubtful accounts, which is based on historical experience; (2) our valuation and classification of investments as "available-for-sale" securities, which is based on estimated fair market value; and (3) our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts. In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $2.2 million on the consolidated balance sheet. Although we had an independent valuation prepared, which supports the recorded value, and management believes the fair value of other recorded intangibles is not impaired, market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

Recently Issued Accounting Policies
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the Company to measure and recognize costs of share-based payment transactions in the financial statements. The Company must implement SFAS No. 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. A discussion of our current method of accounting for share-based payments, as well as the impact of the application of SFAS No. 123 to our net income for 2004 and 2005, is included in Footnote 1 to the Financial Statements under the section of the note entitled "Stock-Based Compensation." We believe that results of application of SFAS 123R would be similar to the results reported in that footnote using SFAS 123. Had SFAS No. 123 been used to calculate our net income for 2005, net income would have been reduced by $147,000, to $516,000, which is a reduction of $.03 per basic and diluted share, resulting in net income per basic and diluted share of $.10 instead of $.13, which is a reduction of approximately 23%. For 2004, the resulting change would have been less, but nonetheless, our net income would have been reduced by $48,000, to $288,000, with net income per basic and diluted share reduced to $.07 from $.08 per share, an approximate reduction of 13%. Based on this evaluation, the impact on our operating results from the application of SFAS No. 123R will be material if equity instruments are used as a significant means of compensation in the future. We are continuing to evaluate the impact that using such instruments is likely to have on our results of operations, although at this time we still believe that equity-based compensation is an advantageous way of aligning the interests of our employees with those of shareholders.

In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments , which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities , and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations , and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock . This FSP is effective for reporting periods beginning after December 15, 2005. We do not expect that adoption of this FSP will have a material impact on our financial statements.

In April 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," requiring retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes," for the reporting of the correction of an error and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and we do not expect that its adoption will have a material impact on our financial statements.

Item 7.  Financial Statements.
Our Financial Statements can be found at pages F-1 through F-20 of this report.

Index to Financial Statements
Report of Independent Registered Public Accounting Firm
Financial Statements:
      ADA-ES, Inc. and Subsidiary
      Consolidated Balance Sheet, December 31, 2005
      Consolidated  Statements of Income,  For the Years Ended December 31, 2005
       and 2004
      Consolidated Statements of Changes in Stockholders' Equity, For the Years
       Ended December 31, 2005 and 2004
      Notes to Consolidated Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 8A.  Controls and Procedures.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file with the Securities and Exchange Commission (SEC), is recorded, processed, summarized and disclosed within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place as of December 31, 2005, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that we are able to record, process, summarize and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control Over Financial Reporting
The Company also maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

During the fourth fiscal quarter of 2005, there have been no significant changes in our controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, those controls.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our Directors will serve until the annual meeting of shareholders, which is expected to occur in May 2006. Directors are expected to be elected annually. Information concerning our directors and our key executive officers is provided below.

                             Age              Position and Offices
                             ---              --------------------

Jonathan S. Barr             48       Vice President Sales and Marketing
C. Jean Bustard              48       Chief Operating Officer
Robert N. Caruso             54       Director nominee
Michael D. Durham            56       Director, President
John W. Eaves                48       Vice Chairman of the Board of Directors,
                                       Member of the Audit Committee
Derek C. Johnson             45       Director nominee
Ronald B. Johnson            74       Director, Chairman of the Audit Committee
Robert H. Lowdermilk         69       Director
Mark H. McKinnies            54       Director, Senior Vice President and
                                       Chief Financial Officer
Richard L. Miller            51       Vice President Business Development for
                                       Utility Systems
Rollie J. Peterson           58       Director, Member of the Audit Committee
Richard J. Schlager          54       Vice President Contract R&D
Jeffrey C. Smith             53       Chairman of the Board of Directors, Member
                                       of Audit Committee

All directors have served on our Board of Directors ("Board") since our spin-off from Earth Sciences and concurrent initial public offering, except John Eaves who became a member of the Board in October 2004.

The appointment of John Eaves to our Board was made pursuant to the investment agreement with Arch Coal, Inc. ("Arch Coal") whereby the Company's management agreed to make available one seat on the Board so long as Arch Coal continues to hold no fewer than 100,000 shares of our common stock. There are no other arrangements or understandings between any directors or executive officers and any other person or persons pursuant to which they were selected as director or executive officer.

Each of the officers named above serves from year to year at the pleasure of the Board of Directors. None of the individuals named above are directors of any other public companies.

Mr. Barr has been Vice President Sales and Marketing of the Company since July 2004. From 1998 to early 2004, Mr. Barr was a National Vice President of Sales and Regional Vice President of Sales and Marketing for Arch Coal. From 1994 to 1998, Mr. Barr was with the C&O unit of CSX Transportation, where he served as the Director of River Coal Marketing and Market Manager for Utility Coal.

Ms. Bustard was appointed Chief Operating Officer of the Company in June 2004. Prior to that appointment she served as Executive Vice President of ADA-ES, LLC beginning with its formation in 1996. Ms. Bustard was employed by ADA Technologies from 1988 through 1996. Ms. Bustard holds a B.S. in Physics Education from Indiana University, a 1979 M.A. in Physics from Indiana State University and an MBA from the University of Colorado.

Mr. Caruso currently serves as a managing partner of B/3 Management Resources, LLC, a management consulting and technical services firm, since 1998. Mr. Caruso also serves as Vice President of Ingenium Technology, since 2003. From 1999 to 2001, Mr. Caruso was Vice President and General Manager of Applied Science & Technology, a public company at the time, providing reactive gas processing systems and specialty power sources to the semiconductor and medical equipment markets.

Dr. Durham was a co-founder in 1985 of ADA Technologies, Inc., an Englewood, Colorado private company which contracts to the federal government and others for development of emission technologies. Dr. Durham has been president of ADA-ES LLC, since 1996.

Mr. Eaves currently serves as President, Chief Operating Officer and a director of Arch Coal. Mr. Eaves previously held the position of Vice President of marketing for Arch Coal since that company's formation on July 1, 1997. Prior to that time, he served as President of the marketing subsidiary of Arch Mineral Corporation, one of Arch Coal's predecessor companies. He also held various positions in sales and administration with Diamond Shamrock Company and Natomas Coal Company.

Mr. Derek Johnson currently serves as President of Fusion Specialties, a specialty supplier to the retail industry. From 1984 to 2005, Mr. Johnson was employed in various positions, most recently as President and Chief Operating Officer, by CoorsTek, a manufacturer of technical products, supplying critical components and assemblies for mining automotive, semiconductor, aerospace, electronic, power generation, telecommunication and other high-technology applications on a global basis.

Mr. Ronald Johnson has been involved in all phases of the chemical industry, including roles in production, compounding and distribution both domestically and internationally, for 47 years. He has held executive, management, marketing, development and strategic planning positions with Dupont, Industrial and Biochemical Department; Gamlen Chemical, an international compounding company; and Univar, a North American chemical distributor. He also served as a Board Member of Charter National Bank and Trust from 1987-2000. Mr.Johnson also serves as Chairman of Twin-Kem International, Inc., a distributor of agricultural industrial chemicals, since 1984, and as Chairman of ExecuVest, Inc., an oil & gas exploration company, since 1987.

Mr. Lowdermilk served as president of Tectonic Construction Company ("TCC"), a producer of washed aggregates and specialty sands since 1986. Mr. Lowdermilk has a long history in construction and engineering projects.

Mr. McKinnies has served as the Company's Chief Financial Officer since 2000 and was appointed as Senior Vice President in September, 2005. Mr. McKinnies was employed by Earth Sciences from 1978 through 2000. A CPA, Mr McKinnies worked for Peat, Marwick, Mitchell & Co. before commencing employment at Earth Sciences in 1978.

Mr. Miller was previously employed by Hamon Research-Cottrell (HRC), from 1989 to November 2005, most recently as Vice President of Sales with primary responsibility in Particulate and Mercury Control Technologies. Prior to 1989, Mr. Miller was employed by Buell/GE Environmental in various technical and sales positions with direct responsibility for all fabric filter technologies. Mr. Miller has also served as Chairman of Fabric Filter Division of Institute of Clean Air Companies. Mr. Miller has an A.A.S. in Marine Science Technology and a B.S. Degree in Management.

Mr. Peterson, a self-employed businessman, is president and co-owner of Cobblestone Development Co., a commercial land development company in Minnesota that he helped found in 1987.

Mr. Schlager has been employed by the Company as Vice President, Contract Research and Development since 2000 and was employed by ADA Technologies from 1989 until that time. Mr. Schlager holds a B.S. in Chemistry and a M.S. in Metallurgical Engineering from the Colorado School of Mines.

Mr. Smith was appointed a director of the Company in August 2003 and is a self-employed lawyer in the Law Office of Jeffrey C. Smith. Mr. Smith is a past Executive Director of the Institute of Clean Air Companies, where he served for 17 years.

No family relationship exists between any individuals named in this Item 9.

Audit Committee
Our Board of Directors has an Audit Committee consisting of Messrs. Eaves, Johnson, Peterson and Smith. Mr. Johnson serves as the chairman of the Audit Committee and as the Audit Committee Financial Expert. Mr. Johnson is "independent" as that term is used in Item7(d)(3)(iv) of Schedule 14A under the U.S. Securities Exchange Act.

Nominating and Governance Committee
Our Board of Directors has appointed a Nominating and Governance Committee consisting of Messrs. Eaves, Johnson, Peterson and Smith. Mr. Johnson serves as the chairman of the Nominating and Governance Committee. The responsibilities of the Committee, as set forth in the Nominating and Governance Committee Charter, include identifying and recommending to the Board the nominees to be submitted to the Company's shareholders for election as Directors at annual meetings of the shareholders; considering and making recommendations to the Board regarding nominees for Director submitted by the Company's shareholders; and recommending to the Board the election of individuals to fill any vacancies occurring on the Board from time to time. Under the Nominating and Governance Committee Charter, the Nominating and Governance Committee will consider nominees submitted by shareholders of the Company.

Compensation Committee
Our Board of Directors has appointed a Compensation Committee consisting of Messrs. Eaves, Johnson, Peterson and Smith. Mr. Johnson serves as the chairman of the Compensation Committee. The responsibilities of the Compensation Committee, as set forth in the Compensation Committee Charter, include reviewing our executive compensation programs to analyze their alignment with attracting, retaining and motivating our executive officers to achieve our business objectives; establishing annual and long-term performance goals for our executive officers and evaluating their performance in light of such goals' reviewing and making recommendations concerning our long-term incentive plans and shareholder proposals related to compensation' and administering our equity-based and employee benefit plans.

Director Compensation
The compensation plan for our non-management directors is reviewed annually. In addition to the stock and option grants discussed below, under the existing compensation arrangement, each non-management director was paid a fee in 2005 of approximately $600 per regular meeting, $300 per committee or telephonic meeting or $500 per committee meeting for serving as chairman of the committee. The Chairman of the Audit Committee is paid the greater of $3,000 per month or an amount equal to hours worked times an hourly rate.

During 2005, in addition to the stock and options issued to directors as described below under "Stock Option Plans", Drs. Bisque and Bloom and Mr. Lowdermilk received cash compensation of $4,653 and Messrs. Peterson, Smith and Arch Coal (as a result of John Eaves' service) received $7,445 for their participation in board and committee meetings. Dr. Bisque received $59,565 for his participation in board meetings and consulting services provided to us. Mr. Ronald Johnson received $43,044 for his participation in board meetings and his service as chairman of the Audit, Compensation and Nominating and Governance Committees.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were met.

Code of Ethics
We adopted a Code of Conduct that applies to our officers, directors and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or other persons performing similar functions, and includes a code of ethics as defined in Item 406(b) of Regulation S-B. A copy of our Code of Conduct is available on our website at www.adaes.com. We intend to disclose any amendments to certain provisions of our Code of Conduct, or waivers of such provisions granted to executive officers and directors, on our website.

Item 10.  Executive Compensation.
The following tables show compensation during the fiscal years ended December 31, 2005, 2004 and 2003, and option grants and option exercises during the fiscal years ended December 31, 2005, 2004 and 2003, of those persons who were, at December 31, 2005 the five most highly compensated executive officers ("named executive officers") of ADA-ES whose total compensation exceeded $100,000.

                                                          Summary Compensation Table

                                                               Annual Compensation
                                                ---------------------------------------------
                                                                                                  Long-Term Compensation Awards
 Name of Individual and                                                                              Securities Underlying
   Principal Position              Year          Salary              Bonus        Pension (1)             Options (#) (2)
   ------------------              ----          ------              -----        -----------     -----------------------------

Jonathan S. Barr                   2005          $122,539          $  5,486          $  8,744              --
Vice President, Sales              2004          $ 52,512          $  1,046          $   --              42,600
and Marketing


C. Jean Bustard                    2005          $136,378          $  6,273          $ 15,559              --
Chief Operating Officer            2004          $131,356          $  4,685          $ 12,443            33,900
                                   2003          $118,668          $   --            $ 17,461              --


Michael D. Durham                  2005          $189,352          $  6,881          $ 18,761              --
President, CEO  and                2004          $189,781          $  5,755          $ 17,824            59,000
Director                           2003          $168,637          $   --            $ 24,851              --


Mark H. McKinnies                  2005          $178,048          $  6,273          $ 18,004              --
Director, Senior Vice              2004          $179,137          $  5,755          $ 16,992            44,400
President
and Chief Financial                2003          $167,892          $   --            $ 24,927            14,500
Officer


Richard J. Schlager                2005          $128,618          $  6,063          $ 15,718              --
Vice President of                  2004          $128,901          $  4,685          $ 12,126            32,100
Contract Research
 & Development                     2003          $117,828          $   --            $ 17,327              --




(1) Amounts represent pension and profit sharing contributions and 401(k) matching payments made or accruing to a qualified plan by the Company for the benefit of the named individual.

(2) The securities shown for 2003 represent options to acquire shares granted pursuant to our 2003 Stock Option Plan, which is described below. The securities shown for 2004 represent options to acquire shares granted pursuant to our 2004 Executive Stock Option Plan, which is described below.

                                               Options/SAR Grants in Last Fiscal Year
 None.

                               Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                              Number of securities
                         Shares                           underlying unexercised         Value of unexercised
                         acquired on      Value           options at FY-end(#) (1)       options at FY-End
Name                     exercise (#)     realized ($)    Exercisable/Unexercisable      Exercisable/Unexercisable
----                     -------------    ------------    -------------------------      -------------------------
Jonathan S. Barr            3,000          $56,610             16,554/ 23,046               $159,581/$222,163
C. Jean Bustard             8,695          $169,278            13,028/ 16,872               $125,590/$162,646
Michael D. Durham           9,990          $188,012            11,850/ 37,160               $114,234/$358,222
Mark H. McKinnies           7,490          $138,415            11,558/ 25,352               $111,419/$244,393
Richard J. Schlager         3,800          $78,280             12,891/ 15,409               $124,269/$148,543

(1) The securities shown as "Exercisable" and "Unexercisable" as of December 31, 2005 represent options to acquire shares granted pursuant to our Executive Stock Option Plan and 2003 Stock Option Plan described below.
     The securities shown as "Exercisable" represent the options earned for the year ended December 31, 2005 and vested by action of the Company's Board of Directors on January 27, 2006.


             EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                         CHANGE-IN-CONTROL ARRANGEMENTS

We have executed employment agreements with every full-time employee, including our executive officers, which contain the following provisions:

     1.   Automatic extensions for one-year periods.
     2. Three month written notice of intent to terminate by either the Company or the employee.
     3. Description of position, duties, authority, compensation, benefits and obligation of the employee to devote fulltime to the fulfillment of his/her obligations under the agreement.
     4.   Disclosure/ownership of inventions and confidential subject matter.

     5. Assignment of inventions and confidential subject matter/documentation/commercialization.
     6.   Copyright works and written records.
     7.   Restrictive obligations relating to confidential subject matter.
     8. Conflicting obligations and obligations upon termination of employment.

The compensation amounts included in the employment agreements are subject to annual adjustment and the 2005 compensation levels are shown in the tables above. None of our employment contracts or other agreements contain any provisions for the payment of any amounts that result from or will result from the resignation, retirement or any other termination of any executive officer's employment with us or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

                               STOCK OPTION PLANS

During 2003, we adopted the ADA-ES, Inc. 2003 Stock Option Plan (the "2003 Plan"). The plan is intended to encourage our key employees, through their individual efforts, to improve our overall performance and to promote profitability by providing these key employees with an opportunity to participate in the increased value they help create. The 2003 Plan is also intended to replace the options previously awarded by Earth Sciences, Inc., which has been cancelled. Options granted under the 2003 Plan may be in the form of "incentive stock options" as defined under section 422 of the Internal Revenue Code of 1986, as amended, or options that are not incentive stock options. The 2003 Plan is administered by our Board's Compensation Committee. The plan was approved by Earth Sciences, Inc. as our sole shareholder prior to the spin-off distribution of our shares. We reserved 400,000 shares of our common stock for issuance under the 2003 Plan. In general, all options granted under the 2003 Plan will lapse ten years from the date of grant. In general, the exercise price of an option will be determined by the Compensation Committee at the time the option is granted and will not be less than 100% of the fair market value of a share of our common stock on the date the option is granted. The Compensation Committee may provide in the option agreement that an option may be exercised in whole immediately or is exercisable in increments through a vesting schedule. Under the 2003 Plan, the grant of options is limited to 20,000 per individual. During 2005, 61,900 options were granted under the 2003 Plan.

During 2004, we adopted the ADA-ES, Inc. 2004 Executive Stock Option Plan (the "2004 ESO Plan"), which did not require shareholder approval. The 2004 ESO Plan authorized the grant of up to 200,000 options to purchase shares of our common stock to our executive officers. The 2004 ESO Plan is intended to promote our growth and profitability by awarding options to purchase our common stock in exchange for services performed and to be performed in the future. Options granted under the 2004 ESO Plan are generally intended to be non-qualified stock options ("NQSO") for federal income tax purposes. The 2004 ESO Plan is administered by our Board's Compensation Committee. In general, the exercise price of an option will be determined by the Compensation Committee at the time the option is granted and will not be less than 100% of the fair market value of a share of our common stock on the date the option is granted. Under the 2004 ESO Plan, the grant of options is limited to 60,000 per individual. The options are exercisable over a 10-year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by our Board's Compensation Committee. During 2004, options were granted under the 2004 ESO Plan to five executive officers, each of whom is a full-time employee. In January 2005 and January 2006, our Board's Compensation Committee authorized the vesting of 27,080 options and 38,428 options, respectively, under the 2004 ESO Plan based on performance targets that were met.

During 2004, we adopted the 2004 Stock Compensation Plan #2 (the "2004 Plan") for the issuance of shares and the grant of options to purchase shares of our common stock to our non-management directors. The 2004 Plan was approved by our shareholders at our 2005 Annual Meeting. The 2004 Plan is intended to compensate our non-management directors by awarding shares and options to purchase shares for services they rendered during 2004 and 2005 and will continue to render in subsequent years. The 2004 Plan provided for the award of 603 shares of our common stock per individual non-management director (4,221 shares in total), and the grant of 5,000 options per individual non-management director (35,000 in total), all of which were formally granted and issued in 2005 after approval of the 2004 Plan by our shareholders. The stock awards and vested portion of the stock option grants to non-management directors represent a portion of compensation for services performed from October 2004 through September 2005. The option exercise price of $13.80 per share for the stock options granted on

November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and will vest over a three-year period, one-third each year for continued service on the Board of Directors. If such service is terminated, the non-vested portion of the option is forfeited.

During 2005 we adopted the 2005 Directors' Compensation Plan (the "2005 Plan"), which authorized the issuance of shares of common stock and the grant of options to purchase shares of our common stock to non-management directors. The 2005 Plan was approved by our shareholders at the 2005 Annual Meeting. The 2005 Plan is intended to advance our interests by providing eligible non-management directors an opportunity to acquire or increase an equity interest in the Company, create an increased incentive to expend maximum effort for our growth and success and encourage such eligible individuals to continue to service the Company. The 2005 Plan provides a portion of the annual compensation to our non-management directors in the form of awards of shares of common stock and vesting of options to purchase common stock for services performed for the Company. Under the 2005 Plan, the award of stock is limited to 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of common stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price is the market price on the date of grant, the shares of common stock underlying the Option will vest at a rate of no more than 1,667 shares per annual period per individual, and any unvested shares of Stock that are outstanding at the date the individual is no longer a director are forfeited. Shares may be issued and options may be granted under the 2005 Plan only to non-management directors of the Company or its subsidiaries.

The 2005 Plan will terminate ten years after the date of its adoption, if not earlier terminated by our Board of Directors. It may be amended, modified or terminated at any time if and when it is advisable in the absolute discretion of the Board, although certain amendments are subject to approval of regulatory bodies and our shareholders. No such amendment may adversely affect any options previously granted under the Plan without the consent of the recipient(s). The 2005 Plan is administered by a committee appointed by the Board, which currently consists of all Board members. In January 2006, the Board of Directors authorized the issuance of 1,000 shares of common stock to each of the seven non-management directors of the Company (a total of 7,000 shares of common stock) representing a portion of their compensation for the period from October 2005 through September 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information with respect to the beneficial ownership of the Company's common stock by (1) each of our shareholders whom we believe are beneficial owners of more than 5% of our outstanding common stock,
(2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group. We base the share amounts shown on each person's beneficial ownership as of March 10, 2006, unless we indicate some other basis for the share amounts. With the exception of Mr. Lowdermilk, each of the individuals named below has sole voting and investment power for the respective shares.

---------------------------------------------------------------------------------------------------------
                                                                    Amount and Nature of    Percent of
                           Name and Address                         Beneficial Ownership      Class
---------------------------------------------------------------------------------------------------------

Jonathan S. Barr (VP Sales and Marketing)
8100 SouthPark Way, Littleton, CO                                         10,677(1)             *
---------------------------------------------------------------------------------------------------------
C. Jean Bustard (Chief Operating Officer)
8100 SouthPark Way, Littleton, CO                                         27,296(2)             *
---------------------------------------------------------------------------------------------------------
Michael D. Durham (Director and President)
8100 SouthPark Way, Littleton, CO                                        161,864(3)            2.9%
---------------------------------------------------------------------------------------------------------
Dynamis Advisors LLC
310 Fourth Street, NE, Suite 101, Charlottesville, VA                    460,574(4)            8.2%
---------------------------------------------------------------------------------------------------------
John W. Eaves (Director)
8100 SouthPark Way, Littleton, CO                                          1,000                *
---------------------------------------------------------------------------------------------------------
Ronald B. Johnson (Director)
8100 SouthPark Way, Littleton, CO                                         10,270(5)             *
---------------------------------------------------------------------------------------------------------
Robert H. Lowdermilk (Director)
8100 SouthPark Way, Littleton, CO                                        186,605(6)            3.3%
---------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------
                                                                    Amount and Nature of    Percent of
                           Name and Address                         Beneficial Ownership      Class
---------------------------------------------------------------------------------------------------------

Mark H. McKinnies (Director, Secretary, Senior VP and CFO)
8100 SouthPark Way, Littleton, CO                                         64,770(7)            1.2%
---------------------------------------------------------------------------------------------------------
Richard Miller (VP Business Development of Utility Systems)
8100 SouthPark Way, Littleton, CO                                              -                -
---------------------------------------------------------------------------------------------------------
Rollie J. Peterson (Director)
8100 SouthPark Way, Littleton, CO                                         30,914(8)             *
---------------------------------------------------------------------------------------------------------
Richard J. Schlager (VP of Contract R&D)
8100 SouthPark Way, Littleton, CO                                         22,063(9)             *
---------------------------------------------------------------------------------------------------------
Jeffrey C. Smith (Director)
8100 SouthPark Way, Littleton, CO                                          9,470(10)           *
---------------------------------------------------------------------------------------------------------
Wellington Management Co. LLP
75 State Street, Boston, MA                                              804,200(4)        14.3%
---------------------------------------------------------------------------------------------------------
Directors and Officers as a Group (13 individuals)                       627,181(11)       11.3%
---------------------------------------------------------------------------------------------------------
*  Less than 1%.
Notes:

(1) Included in the amount shown are 10,677 shares to which Mr. Barr has the right to acquire beneficial ownership through stock options.
(2) Included in the amount shown are 6,514 shares to which Ms. Bustard has the right to acquire beneficial ownership through stock options and 10,933 shares held in Ms. Bustard's pension fund account.
(3) Included in the amount shown are 45,852 shares held in Dr. Durham's pension fund account and 11,326 shares Dr. Durham has the right to acquire beneficial ownership through stock options.
(4)  As of December 31, 2005 per Schedule 13G filed with the U.S. SEC.
(5) Included in the amount shown are 1,667 shares to which Mr. Johnson has the right to acquire beneficial ownership through stock options.
(6) Included in the amount shown are 13,000 shares registered in the name of Mr. Lowdermilk's wife, 500 shares held jointly with Mr. Lowdermilk's wife, 666 shares held as custodian for a minor child, 109,000 shares held by TCC and 1,667 shares to which Mr. Lowdermilk has the right to acquire beneficial ownership through stock options. Mr. Lowdermilk is the president and majority shareholder of TCC.
(7) Included in the amount shown are 33,117 shares held in Mr. McKinnies' pension fund account, 500 shares held as trustee for the MJ Kraft Trust, and 8,534 shares Mr. McKinnies has the right to acquire beneficial ownership through stock options.
(8) Included in the amount shown are 1,667 shares to which Mr. Peterson has the right to acquire beneficial ownership through stock options.
(9) Included in the amount shown are 6,177 shares to which Mr. Schlager has the right to acquire beneficial ownership through stock options and 12,086 shares held in Mr. Schlager's pension fund account.
(10) Included in the amount shown are 1,667 shares to which Mr. Smith has the right to acquire beneficial ownership through stock options.
(11) The amount shown includes 56,230 shares to which individuals in the group have the right to acquire beneficial ownership through stock options.

                                             Equity Compensation Plan Information
                                             ------------------------------------
                                                                                         Number of securities remaining
                                 Number of securities to     Weighted-average exercise   available for future issuance under
                                 be issued upon exercise     price of outstanding        equity compensation plans
                                 of outstanding options,     options, warrants and       (excluding securities reflected in
Plan category                    warrants and rights         rights                      column (a))
-------------                    -----------------------     --------------------------  -----------------------------------
                                         (a)                         (b)                              (c)
Equity compensation plans
approved by security holders           172,138                      $12.99                          175,811
Equity compensation plans not
approved by security holders (1)       259,345                      $ 9.66                                -
                                       -------                      ------                          -------
Total                                  431,483                      $10.99                          175,811
                                       =======                      ======                          =======

(1)  The plans that were not approved by shareholders are our 2004 Executive Stock Option Plan, options granted to Arch Coal and options granted to three consultants. For a description of the material features of these plans and the options granted to Arch Coal, please see "Stock Option Plans" above, "Certain Relationships and Transactions" below and Note 5 to our Consolidated Financial Statements. Options granted to consultants include a ten-year option for 30,000 shares of our common stock with an exercise price of $14.60, with vesting at the discretion of the board of directors upon achievement of performance objectives; and ten-year options granted to two consultants for 4,625 shares of our common stock with an exercise price of $13.80, which vested at issuance.

                                       26

Item 12.  Certain Relationships and Related Transactions.
As discussed above, we executed a Securities Subscription and Investment Agreement (the "Investment Agreement") with Arch Coal in July 2003. Pursuant to the Investment Agreement, in September 2003 Arch Coal purchased a $300,000 convertible debenture from us, purchased 137,741 shares of our common stock and was granted a five-year option to purchase 50,000 additional shares of our common stock for $10.00 per share. We also co-market Arch Coal's ADA-M product under an agreement with Arch Coal as described above and perform certain testing and research projects under agreements with Arch Coal. Under these arrangements with Arch Coal, we recorded revenue of $230,000 and $25,000 in 2005 and 2004, respectively. We also granted Arch Coal certain "piggyback" rights in the event we register certain other equity securities and certain demand registration rights as part of the transaction. In October 2004, we registered 168,011 shares for resale by Arch Coal, which shares included 50,000 issuable upon the exercise of the option described above. A designee of Arch Coal has been appointed a seat on our Board of Directors and our management has agreed in the future to nominate and to vote all proxies and other shares of stock in the Company which they are entitled to vote in favor of that designee so long as Arch Coal holds no less 100,000 shares of our common stock. Mr. Eaves is Arch Coal's current designee to our Board of Directors.

Item 13.  Exhibits

(a) Exhibits and Index of Exhibits

No.               Description
---               -----------

Index to Exhibits.
3.1      Amended and Restated Articles of Incorporation of ADA-ES (1)
3.2      Amended and Restated Bylaws of ADA-ES (2)
4.1      Form of Specimen Common Stock Certificate (3)
4.2      Registration Rights Agreement dated October 21, 2005 (4)
4.3*     Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc.
          dated March 19, 2003 (16)
4.4      Standstill and Registration Rights Agreements dated August 3-6, 2004
          (6)
10.1 Distribution Agreement dated as of March 17, 2003 between Earth Sciences, Inc. and ADA-ES, Inc. (7)
10.2*    2003 ADA-ES, Inc. Stock Option Plan** (5)
10.3 Market Development Agreement between NORIT Americas Inc. and Earth Sciences, Inc. dated June 29, 2001 (5)
10.4 Assignment and Assumption Agreement between NORIT Americas Inc., Earth Sciences, Inc. and ADA-Environmental Solutions LLC dated August 4, 2003 (8)
10.5 Joint Venture and Co-Marketing Agreement by and between Arch Coal Sales Company and ADA-
         Environmental Solutions LLC as of January 1, 2002 (5)
10.6 Securities Subscription and Investment Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated July 7, 2003 (7)
10.7 U.S. Department of Energy Cooperative Agreement No. DE-FC26-00NT41004 "Field Test Program to Develop Comprehensive Design,
         Operating, and Cost Data for Mercury Control Systems" (7)
10.8 U.S. Department of Energy Cooperative Agreement No. DE-FC26-00NT40755 "Advanced Flue Gas Conditioning as a Retrofit Upgrade to Enhance PM collection from Coal-Fired Electric Utility Boilers" (7)
10.9 Joint Product Exploitation and Marketing Agreement dated October 2, 2002, by and between ALSTOM Power Inc. and ADA Environmental Solutions LLC (5)
10.10 Tax Sharing Agreement between ADA-ES, Inc. and Earth Sciences, Inc. dated March 17, 2003 (5)
10.11 U.S. Department of Energy Cooperative Agreement No. DE-FC26-02NT41591 "Long-Term Operation of a COHPAC System for Removing Mercury from Coal-Fired Flue Gas" (7)
10.12 Amendment No. 1 to Distribution Agreement by and between ADA-ES, Inc. and Earth Sciences, Inc. dated August 15, 2003 (8)
10.13    2003 Stock Compensation Plan #1** (9)
10.14    2003 Stock Compensation Plan #2** (10)

10.15 U.S. Department of Energy Cooperative Agreement No. DE-FC26-03NT41986 "Evaluation of Sorbent Injection for Mercury Control" (11)
10.16    Purchase Order #4500589101 signed 3/18/04 from We Energies (12)
10.17 Clean Coal Power Initiative Repayment Agreement between the U.S. Department of Energy and ADA-ES, Inc. dated April 6, 2004 (12)
10.18 TOXECON Sorbent Sales Repayment Agreement by and between Norit America Inc. and ADA-ES, Inc. dated February 18, 2004 (12)
10.19 Development and Field Validation Agreement between Thermo Environmental Instruments Inc. and ADA-ES, Inc. dated April 16, 2004 (12)
10.20 Distribution Agreement between Thermo Environmental Instruments Inc. and ADA-ES, Inc. dated April 16, 2004 (12)
10.21    ADA-ES, Inc. 2004 Executive Stock Option Plan** (13)
10.22 U.S. Department of Energy Cooperative Agreement No. DE-FC26-05NT42307 "Low-Cost Options for Moderate Levels of Mercury Control" (14)
10.23 Employment Agreement dated May 1, 1997 between C. Jean Bustard and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (14)
10.24 Employment Agreement dated May 1, 1997 between Michael D. Durham and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (14)
10.25 Employment Agreement dated January 2, 2000 between Mark H. McKinnies and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) **
          (14)
10.26 Employment Agreement dated January 1, 2000 between Richard J. Schlager and ADA Environmental Solutions, LLC (assigned to
         ADA-ES, Inc.) ** (14)
10.27    2004 Stock Compensation Plan #2 and model stock option agreements**(13)
10.28    2004 Directors Stock Compensation Plan #1** (15)
10.29*   2005 Directors' Compensation Plan**
21.1     Subsidiaries of ADA-ES, Inc. (5)
23.1*    Consent of Hein & Associates LLP
31.1*    Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17
          CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*    Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to
          17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*    Certifications Pursuant to 17 CFR 240.13a-14(b) or 17CFR 240.15d-14(b)
          and18 U.S.C. Section 1350

(*) - filed herewith.
(**) - Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).
(2) Incorporated by reference to Exhibit 3.2 to the Form 8-K dated December 1, 2005 filed on December 5, 2005 (File No. 000-50216).
(3) Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(4) Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(5)  Refiling due to typographical error when originally filed.
(6) Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).
(7) Incorporated by reference to the same numbered Exhibit to the Form 10-SB/A-3 filed on July 28, 2003 (File No. 000-50216).
(8) Incorporated by reference to the same numbered Exhibit to the Form 10-SB/A-4 filed on August 24, 2003 (File No. 000-50216).
(9) Incorporated by reference to Exhibit 99.2 to the Form S-8 filed on November 14, 2003 (File No. 333-110479).
(10) Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on February 6, 2004 (File No. 333-112587).

(11) Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2003 filed on March 30, 2004 (File No. 000-50216).
(12) Incorporated by reference to the same numbered Exhibit to the Form 10-QSB for the quarter ended March 31, 2004 filed on May 13, 2004 (File No. 000-50216).
(13) Incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 14, 2004 (File No. 333-121234).
 (14) Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(15) Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on April 16, 2004 (File No. 333-114546).
(16) Re-filing due to EDGAR transmission issues.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                                               Fiscal Year
                                               -----------
                                           2005            2004
                                           ----            ----
Audit Fees (1)                           $ 77,748        $ 58,513
Audit-Related Fees (2)                   $ 13,785        $  1,896
Tax Fees                                     --              --
All Other Fees                               --              --

 (1) Includes quarterly review services related to our Form 10-QSB filings and review services related to the filing of a Registration Statement on Form S-3 in 2004 and Registration Statement on Form S-3 in 2005 and three Registration Statements on Form S-8 in 2004.

(2) Includes review of preliminary Sarbanes-Oxley Section 404 documentation in 2004 and additional review services related to Sarbanes-Oxley Section 404 in 2005.

Audit Committee Approval of Services
The Audit Committee pre-approves all audit or non-audit services performed by its principal accountant in accordance with Audit Committee policy and applicable law. The Audit Committee generally provides pre-approval of audit services and services associated with SEC registration statements, other SEC filings and responses to SEC comment letters (Audit Fees) and services related to internal control reviews, internal control reporting requirements and consultations with our management as to accounting or disclosure treatment of transactions or events and the impact of rules, standards or interpretations by the SEC and other regulatory or standard-setting bodies (Audit-Related Fees) for each 12-month period within a range of approved fees. To avoid certain potential conflicts of interest, the law prohibits us from obtaining certain non-audit services from our independent accountant. The Audit Committee has delegated authority to approve permissible services to its Chairman. The Chairman reports such pre-approvals to the full Audit Committee at its next scheduled meeting. The Audit Committee pre-approved of 100% of the services provided by the independent accountant in 2005. None of the services of the independent accountant in 2005 were of the type specified in (c)(7)(i)(C) of Regulation S-X.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADA-ES, Inc.
 (Registrant)

By /s/ Mark H. McKinnies                             /s/ Michael D. Durham
   ---------------------                             ---------------------
Mark H. McKinnies, Senior Vice                       Michael D. Durham
President and Chief Financial Officer                President (Chief Executive
(Principal Financial and Accounting Officer)         Officer)

Date:  March 29, 2006                                March 29, 2006
       --------------                                --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John W. Eaves                           /s/ Rollie J. Peterson
-----------------                          -----------------------
John W. Eaves, Director                    Rollie J. Peterson
Director                                   Director

March 27, 2006                             March 27, 2006
--------------                             --------------
    Date                                         Date

/s/ Jeffrey C. Smith                       /s/ Michael D. Durham
--------------------                       ---------------------
Jeffrey C. Smith, Director                 Michael D. Durham, Director

March 23, 2006                             March 29, 2006
--------------                             --------------
    Date                                        Date

/s/ Mark H. McKinnies                      /s/ Ronald B. Johnson
---------------------                     ---------------------
Mark H. McKinnies, Director                Ronald B. Johnson, Director

March 29, 2006                             March 22, 2006
--------------                             --------------
    Date                                          Date

                           ADA-ES, INC. AND SUBSIDIARY
                        Consolidated Financial Statements
                               For the Years Ended
                           December 31, 2005 and 2004

                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

Report of Independent Registered Public Accounting Firm.....................F-2

Consolidated Balance Sheet - December 31, 2005..............................F-3

Consolidated Statements of Income - For the Years Ended
     December 31, 2005 and 2004.............................................F-4

Consolidated Statements of Changes in Stockholders' Equity - For
     the Years Ended December 31, 2005 and 2004.............................F-5

Consolidated Statements of Cash Flows - For the Years Ended
      December 31, 2005 and 2004............................................F-6

Notes to Consolidated Financial Statements..................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
ADA-ES, Inc. and Subsidiary
Littleton, Colorado


We have audited the accompanying consolidated balance sheet of ADA-ES, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADA-ES, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.




HEIN & ASSOCIATES LLP

Denver, Colorado
February 13, 2006


                                  ADA-ES, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEET
                                       DECEMBER 31, 2005

                                             ASSETS
                                             ------
CURRENT ASSETS:
    Cash and cash equivalents                                                $ 14,026,000
    Trade receivables, net of allowance for doubtful accounts of $4,000         3,014,000
    Investments in securities                                                   2,515,000
    Prepaid expenses and other                                                    283,000
                                                                             ------------
             Total current assets                                              19,838,000
                                                                             ------------

PROPERTY AND EQUIPMENT, at cost                                                 1,663,000
    Less accumulated depreciation and amortization                             (1,013,000)
                                                                             ------------
             Net property and equipment                                           650,000
                                                                             ------------

GOODWILL, net of $1,556,000 in amortization                                     2,024,000
INTANGIBLE ASSETS, net of $44,000 in amortization                                 156,000
INVESTMENTS IN SECURITIES                                                       5,663,000
OTHER ASSETS                                                                      385,000
                                                                             ------------
TOTAL ASSETS                                                                 $ 28,716,000
                                                                             ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                        $  1,706,000
     Accrued payroll and related liabilities                                      516,000
    Accrued expenses                                                              138,000
    Deferred revenue and other                                                    460,000
                                                                             ------------
             Total current liabilities                                          2,820,000
                                                                             ------------

LONG-TERM LIABILITIES:
    Deferred compensation and other                                                40,000
                                                                             ------------
             Total liabilities                                                  2,860,000
                                                                             ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)
STOCKHOLDERS' EQUITY:
    Preferred stock; 50,000,000 shares authorized, none outstanding                  --
    Common stock; no par value, 50,000,000 shares authorized,
         5,610,267 shares issued and outstanding                               26,318,000
    Accumulated other comprehensive income                                         33,000
    Accumulated deficit                                                          (495,000)
                                                                             ------------
             Total stockholders' equity                                        25,856,000
                                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 28,716,000
                                                                             ============


              See accompanying notes to these consolidated financial statements.


                                              ADA-ES, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF INCOME

                                                                               FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                                     ------------------------------------
                                                                         2005                     2004
                                                                     ------------            ------------
REVENUE:
    Mercury emission control                                         $  8,784,000            $  5,940,000
    Flue gas conditioning                                               1,917,000               2,122,000
    Combustion aids and others                                            327,000                 355,000
                                                                     ------------            ------------
         Total net revenues                                            11,028,000               8,417,000

COST OF REVENUES
    Mercury emission control                                            5,722,000               3,817,000
    Flue gas conditioning                                                 796,000                 958,000
    Combustion aids and others                                            223,000                 245,000
                                                                     ------------            ------------
             Total cost of services                                     6,741,000               5,020,000
                                                                     ------------            ------------

GROSS MARGIN                                                            4,287,000               3,397,000

OTHER COSTS AND EXPENSES:
    General and administrative                                          2,502,000               2,046,000
    Research and development                                              977,000                 815,000
    Depreciation and amortization                                         157,000                 153,000
                                                                     ------------            ------------
         Total expenses                                                 3,636,000               3,014,000
                                                                     ------------            ------------

OPERATING INCOME                                                          651,000                 383,000

OTHER INCOME (EXPENSE):
    Interest and other expense                                             (9,000)                (34,000)
    Interest and other income                                             357,000                  49,000
                                                                     ------------            ------------
             Total other income                                           348,000                  15,000
                                                                     ------------            ------------

INCOME BEFORE INCOME TAX PROVISION                                        999,000                 398,000

DEFERRED INCOME TAX PROVISION                                            (336,000)                (62,000)
                                                                     ------------            ------------

NET INCOME                                                                663,000                 336,000

UNREALIZED GAINS AND (LOSSES) ON CERTAIN INVESTMENTS IN DEBT
 AND EQUITY SECURITIES, net of tax                                         (1,000)                 34,000
                                                                     ------------            ------------

COMPREHENSIVE INCOME                                                 $    662,000            $    370,000
                                                                     ============            ============

NET INCOME PER COMMON SHARE - BASIC AND DILUTED                      $        .13            $        .08
                                                                     ============            ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              4,966,000               4,126,000
                                                                     ============            ============
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING                      5,137,000               4,193,000
                                                                     ============            ============

                          See accompanying notes to these consolidated financial statements.


                                                           ADA-ES, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                                                      ACCUMULATED
                                                                 COMMON STOCK            OTHER
                                                        ----------------------------  COMPREHENSIVE    ACCUMULATED
                                                           SHARES           AMOUNT       INCOME          DEFICIT           TOTAL
                                                        ------------    ------------   -----------     -----------     ------------

BALANCES, January 1, 2004
                                                           3,582,230    $  4,467,000   $       --      $ (1,494,000)   $  2,973,000
   Stock issued to employees and directors
      for expenses                                            25,716         181,000           --              --           181,000
   Issuance of stock for cash, net                         1,000,000       7,620,000           --              --         7,620,000
   Issuance of stock on exercise of options                  173,265         435,000           --              --           435,000
   Issuance of stock on conversion of debt                    14,500          36,000           --              --            36,000
   Tax benefit of stock transactions                            --           395,000           --              --           395,000
   Unrealized gains on investments                              --              --           34,000            --            34,000
   Net income                                                   --              --             --           336,000         336,000
                                                        ------------    ------------   ------------    ------------    ------------

BALANCES, December 31, 2004                                4,795,711      13,134,000         34,000      (1,158,000)     12,010,000
                                                        ------------    ------------   ------------    ------------    ------------
   Stock and stock options issued to
      consultant and directors for expenses                    4,221          75,000           --              --            75,000
   Issuance of stock for cash, net                           789,089      12,538,000           --              --        12,538,000
   Issuance of stock on exercise of options                   40,976         303,000           --              --           303,000
   Tax benefit of stock transactions                            --           268,000           --              --           268,000
   Return of shares from escrow                              (19,730)           --             --              --              --
   Unrealized loss on investments                               --              --           (1,000)           --            (1,000)
   Net income                                                   --              --             --           663,000         663,000
                                                        ------------    ------------   ------------    ------------    ------------

BALANCES, December 31, 2005                                5,610,267    $ 26,318,000   $     33,000    $   (495,000)   $ 25,856,000
                                                        ============    ============   ============    ============    ============

                                          See accompanying notes to these consolidated financial statements.


                                                   ADA-ES, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE YEARS ENDED
                                                                                         DECEMBER 31,
                                                                              ----------------------------------
                                                                                  2005                   2004
                                                                              ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $    663,000          $    336,000
   Adjustments to reconcile net income to net cash provided by
      Operating activities:
         Depreciation and amortization                                             157,000               153,000
         Loss on asset dispositions and securities                                 104,000                24,000
         Write off of inventory                                                     28,000                  --
         Expenses paid with stock and stock options                                 75,000               181,000
         Deferred tax expense                                                      336,000                62,000
         Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Receivables                                                   (1,816,000)             (133,000)
                  Prepaid expenses and other                                      (103,000)              (94,000)
             Increase (decrease) in:
                  Accounts payable                                               1,273,000               271,000
                  Accrued expenses                                                 222,000               190,000
                  Deferred revenue and other                                       270,000              (159,000)
                                                                              ------------          ------------
             Net cash provided by operating activities                           1,209,000               831,000
                                                                              ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for equipment and patents                                 (374,000)             (212,000)
   Investment in securities                                                    (10,753,000)           (8,068,000)
   Proceeds from asset dispositions                                                   --                  60,000
   Proceeds from sale of securities                                              8,999,000             1,587,000
                                                                              ------------          ------------
             Net cash used in investing activities                              (2,128,000)           (6,633,000)
                                                                              ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt and notes payable                                               (4,000)             (922,000)
   Exercise of stock options                                                       303,000               435,000
   Sale of stock                                                                12,538,000             7,620,000
                                                                              ------------          ------------
             Net cash provided by financing activities                          12,837,000             7,133,000
                                                                              ------------          ------------
INCREASE  IN CASH AND CASH EQUIVALENTS                                          11,918,000             1,331,000
CASH AND CASH EQUIVALENTS, beginning of year                                     2,108,000               777,000
                                                                              ------------          ------------
CASH AND CASH EQUIVALENTS, end of year                                        $ 14,026,000          $  2,108,000
                                                                              ============          ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Cash payments for interest                                                 $      2,000          $     34,000
                                                                              ============          ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Transfer of inventory to property                                          $       --            $     39,000
                                                                              ============          ============
   Tax effect of stock option exercises                                       $    268,000          $    395,000
                                                                              ============          ============
   Stock issued in conversion of debt                                         $       --            $     36,000
                                                                              ============          ============


                                See accompanying notes to these consolidated financial statements.
                                                                    F-6

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
     --------------------------------------------------------------------

     Nature of Operations - The accompanying consolidated financial statements include the accounts of ADA-ES, Inc. (ADA) and its wholly-owned subsidiary, ADA Environment Solutions, LLC (ADA LLC). ADA's only asset is its investment in its wholly-owned subsidiary, ADA LLC. All significant intercompany transactions have been eliminated. Collectively, ADA and ADA LLC are referred to as the Company.

     The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. The Company also generates substantial revenue from contracts co-funded by the government and industry. The Company's sales occur principally throughout the United States.

     Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains the majority of its cash in deposit accounts collateralized by U.S. Treasury Securities. The amount on deposit at December 31, 2005 was held in one commercial bank and was in excess of the insurance limits of the Federal Deposit Insurance Corporation.

     Receivables and Credit Policies - Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

     Investments- Investments in securities include certificates of deposit and debt securities. All investments in debt securities are classified as available-for-sale securities, and are recorded at fair value in investments in securities, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

     Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities. During the first half of 2005, the Company transferred debt securities totaling approximately $5,532,000 to available-for-sale from the held-to-maturity category because of the trading activity initiated by the debt security managers. The transfer resulted in an increase to other comprehensive income of $20,000. All of the Company's investments in debt and marketable equity securities are classified as available-for-sale at December 31, 2005, as they are held for an indefinite period. Unrealized holding losses on such securities, net of tax, which were reported in other comprehensive income for 2005 were $1,000.

     Inventories - Inventories, which are included in prepaid expenses and other, are stated at the lower of cost or market, determined by the first-in, first-out method and consist of supplies.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Revenue Recognition - ADA follows the percentage of completion method of accounting for all significant contracts excluding government contracts and chemical sales. The percentage of completion method of reporting income takes into account the estimated costs to complete and estimated gross margin for contracts in progress. The Company recognizes revenue on government contracts based on the time and expenses incurred to date. As of December 31, 2005, costs incurred in excess of billings totaled $142,000 and are included in prepaid expenses and other in the accompanying Balance Sheet. Billings in excess of recognized income totaled $135,000 as of December 31, 2005 and are included in deferred revenue and other in the accompanying Balance Sheet.

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

     Intangible Assets - Intangible assets principally consist of patents. Patents obtained by the Company directly are being amortized over a 17-year life. Amortization of intangible assets for the years ended December 31, 2005 and 2004 was $11,000 and $10,000, respectively. Based on the balance of intangible assets as of December 31, 2005, the Company anticipates amortization expense over the next 5 years to be approximately $11,000 per year.

     Intangible assets consist of:

                                             Accumulated
                             Cost            Amortization           Net
                       ----------------    ----------------    -------------

      Patents          $        200,000    $         44,000    $     156,000
                       ================    ================    =============

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Goodwill - Goodwill consists of the excess of the aggregate purchase price over the fair value of net assets of businesses acquired. Goodwill was amortized over a 10-year period through December 31, 2001 and is attributable to the Company's FGC reporting segment. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized, but subject to an impairment evaluation, which is performed in the fourth quarter of each year. During fiscal 2002, the Company engaged an investment banking firm to perform a valuation of the Company. As a result of this evaluation, which was reviewed and updated for 2004 and 2005, the Company concluded that no impairment of its goodwill was required.

     Operating Costs - Operating costs include all labor, fringe benefits, subcontract labor, chemical costs, materials, equipment, supplies and travel costs directly related to the Company's production of revenue.

     General and Administrative - General and administrative costs include personnel related fringe benefits, sales and administrative staff labor costs, facility costs and other general costs of conducting business.

     Net Income Per Share - Net income per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using the same numerator as basic EPS and further reflects the potential dilution that could occur if outstanding stock options were exercised. The effect of such dilutive stock options added 171,000 and 67,000 shares in 2005 and 2004, respectively, to the weighted average number of common shares outstanding used in calculation of diluted EPS.

     Impairment of Long-Lived Assets - The Company follows SFAS No. 144, Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the carrying value of assets or intangible assets may be impaired, an evaluation of recoverability would be performed. Based on the Company's evaluation as of December 31, 2005, no impairment of value existed.

     Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The fair values of investments are estimated based on quoted market prices for those investments.

     Income Taxes - The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. A valuation allowance is provided when deferred tax assets are not expected to be realized.

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

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                      Years Ended December 31,
                                                     --------------------------
                                                         2005           2004
                                                     ------------   -----------

Net income (loss):
    As reported                                      $   663,000    $   336,000
    Fair value of stock based
       compensation, net of tax                         (147,000)       (48,000)
                                                     -----------    -----------

    Pro forma                                        $   516,000    $   288,000
                                                     ===========    ===========

 Net income (loss) per share - basic and diluted:
    As reported                                      $       .13    $       .08
    Fair value of stock based compensation                  (.03)          (.01)
                                                     -----------    -----------

    Pro forma - basic and diluted                    $       .10    $       .07
                                                     ===========    ===========

     The options granted in 2004 and 2005 had exercise prices equal to the market price on the date of the grants. Prior to the third quarter of 2005, the Company showed expense related to stock options in the period of grant. The presentation above, including 2004 amounts, shows expense amortized over the estimated service period, as required under SFAS 123. The average fair value of each employee option granted in 2005 and 2004 was approximately $2.18 and $1.38, respectively, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      Years Ended December 31,
                                                    --------------------------
                                                      2005              2004
                                                    --------          -------

          Expected volatility                         41%               35%

          Risk-free interest rate                    2.6%              2.5%

          Expected life of options (in years)         4.8               4.4
          Expected dividends                           0                 0

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning: 1) the impairment of and the remaining realizability of its intangibles; 2) estimates of certain overhead and other rates on research contracts with the U.S. Government, which are subject to future audits. At this time, the Company does not believe any future government audit will result in material adjustment to previously recorded revenues; 3) the allowance for doubtful accounts, which is based on historical experience; 4) the valuation and classification of investments in available-for-sale securities, which is based on estimated fair market value; and 5) the percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts.

     Comprehensive Income - SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. In 2005 and 2004, comprehensive income includes unrealized gains (losses) on investments, net of income tax expense, of ($1,000) and $34,000, respectively.

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

     Recently Issued Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the Company to measure and recognize costs of share-based payment transactions in the financial statements. The Company must implement SFAS No. 123R as of the beginning of the first quarter of 2006. The Company is evaluating the impact of SFAS No. 123R on its financial statements and believes the impact will be similar to proforma amounts disclosed above.

     In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments , which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities , and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations , and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock . This FSP is effective for reporting periods beginning after December 15, 2005. Adoption of this FSP is not expected to have a material impact on the Company's financial statements.

     In April 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, requiring retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, Accounting Changes, for the reporting of the correction of an error and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and is not expected to have a material impact on the Company's financial statements.

2. PROPERTY AND EQUIPMENT:
   -----------------------

     Property and equipment as of December 31, 2005 is summarized as follows:

                                                               Estimated Useful
                                                                    Lives
                                                              ------------------

        Machinery and equipment              $   1,375,000          3-10
        Leasehold improvements                     210,000            7
        Furniture and fixtures                      78,000            5
                                             -------------

                                             $   1,663,000
                                             =============


     Depreciation and amortization of property and equipment for the years ended December 31, 2005 and 2004 was $146,000 and $143,000, respectively.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INVESTMENTS:
     ------------

     Investments in available-for-sale securities are reported at their fair value in investments in securities and are summarized as follows at December 31, 2005: Gross Gross Unrealized Fair Unrealized Gain Loss Value

     Certificates of deposit        $      --       $      --       $ 1,200,000
     Common stock                   $   142,000     $   (18,000)    $ 1,444,000
     Debt securities                $     4,000     $   (76,000)    $ 5,534,000
                                    -----------     -----------     -----------
     Total                          $   146,000     $   (94,000)    $ 8,178,000
                                    ===========     ===========     ===========
     Less short-term portion                                        $(2,515,000)
                                                                    -----------
     Long-term portion                                              $ 5,663,000
                                                                    ===========

     Realized gains and losses are determined on the basis of specific identification of the security sold. During 2005, information on securities sold is as follows:

     Carrying amount of securities sold                             $ 9,031,000
                                                                    ===========
     Sale proceeds                                                  $ 8,999,000
                                                                    ===========
     Gross realized losses                                          $   (60,000)
                                                                    ===========
     Gross realized gains                                           $    28,000
                                                                    ===========


     Accumulated other comprehensive income for 2005 and 2004 includes an unrealized holding gain, net of tax, on securities of $33,000 and $34,000, respectively.

     Debt securities will mature as follows:

                   Year(s)                                      Amount
                   -------                                      ------

                 2006                                       $    271,000
                 2007-2010                                     1,706,000
                 2011-2015                                     2,934,000
                 Beyond 2015                                     623,000
                                                            ------------

                 Total                                      $  5,534,000
                                                            ============

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   GOVERNMENT AND INDUSTRY FUNDED CONTRACTS:
     -----------------------------------------

     ADA has performed activities under five contracts awarded by the Department of Energy (the "DOE") that contributed a total of $2,348,000 and $2,387,000 to revenues in 2005 and 2004, respectively. These amounts are included in Mercury emission control revenues. ADA typically invoices the DOE monthly for labor and expenditures plus estimated overhead factors, less cost share amounts. The total approved DOE budgets amount to $23.2 million, of which the Company's and industry partners' cost-share portion is $7.4 million. The remaining unearned amount of the contracts was $5.4 million as of December 31, 2005, of which $3.3 million is expected to be recognized by the Company in 2006 (including cash contributions by other industry partners). These contracts are subject to audit and future appropriation of funds by Congress. The Company's historical experience has not resulted in significant adverse adjustments to the Company, however the government audits for years ended 2005, 2004, 2003 and 2002 have not yet been finalized.

5.   STOCKHOLDERS' EQUITY:
     ---------------------

     Shares and Stock Options Issued for Pension Expenses and Directors' and Consultant Compensation - In 2004 the Company issued shares of its common stock for the payments of approximately $146,000 of ADA pension related expenses (see Note 6) and $35,000 of non-management directors' compensation, based upon the per share value of unrestricted common stock of ADA at the time of exchanges. In 2005, the Company issued shares of its common stock for compensation of $58,000 to non-management directors based on the market price of the common stock, and recorded $17,000 of expense related to stock options issued to a consultant.

     Sale of Stock, Convertible Debenture and Grant of Option to Arch - In 2003, the Company sold 137,741 shares to Arch Coal for $1 million and sold a convertible debenture for $300,000, both pursuant to an investment agreement. Of the shares sold, 37,741 were originally placed in escrow of which 19,730 shares were returned to the Company during 2005 since the market price of the Company's shares exceeded a minimum of $9.08 for a twenty-day continuous period during the one-year period from the date of their issuance. The Debenture was repaid during 2004. As a part of the share purchase Arch was also granted an option to purchase 50,000 shares for $10.00 per share. The option expires in five years. Under the option, Arch may purchase 16,667 shares after August 2004, another 16,667 shares after August 2005, and the remaining shares after August 2006.

     Sale of Stock in 2005 and 2004 - In August 2004 and October 2005, the Company entered into several Subscription and Investment Agreements. Under the August 2004 agreements, the Company privately sold 1 million shares of its common stock to a limited number of institutional investors at a price of $8.00 per share. The net proceeds to the Company from the sales totaled $7,620,000. Under the October 2005 agreements, the Company privately sold 789,089 shares of its common stock to a limited number of institutional investors at a price of $17.00 per share. Net proceeds to the Company totaled $12,538,000.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Stock Options - During 2003 the Company adopted the 2002 ADA-ES, Inc. Stock Option Plan and reserved 400,000 shares of common stock for issuance under the plan. In general, all options granted under the plan expire ten years from the date of grant unless otherwise specified by the Company's board of directors. The exercise price of an option will be determined by the compensation committee of the board of directors at the time the option is granted and will not be less than 100% of the fair market value of a share of our common stock on the date the option is granted. The compensation committee may provide in the option agreement that an option may be exercised in whole immediately or is exercisable in increments through a vesting schedule. During 2005, 61,900 options were granted under this plan.

     During 2004 the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company's Common Stock to executive officers of the Company. The option exercise price of grants under this plan is the market price on the date of the grant. The options are exercisable over a 10-year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. During 2004, 200,000 options were granted under this plan. In January 2005 and 2006 the Board of Directors authorized the vesting of 27,080 options and 38,428 options, respectively, under this plan.

     During 2004 the Company adopted a plan (the "2004 Plan") for the issuance of shares and the grant of options to purchase shares of the Company's Common Stock to the Company's non-management directors. The 2004 Plan provided for the award of stock of 603 shares per individual non-management director or 4,221 shares in total, and the grant of options of 5,000 per individual non-management director or 35,000 in total, all of which were formally granted and issued in 2005 after approval of the 2004 Plan by the stockholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and will vest over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited.

     During 2005 the Company adopted the 2005 Directors' Compensation Plan (the "2005 Plan"), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of the Company's Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors of the Company in the form of awards of shares of Common Stock and vesting of options to purchase Common Stock of the Company for services performed for the Company. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price will be the market price on the date of grant, the shares of Stock

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     underlying the option will vest for exercise at a rate of no more than 1,667 shares per annual period per individual, and any unvested shares of Stock that are outstanding at the date the individual is no longer is a Director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. In January 2006 the Board of Directors authorized the issuance of 1,000 shares of Common Stock each, or a total of 7,000 shares, to the non-management directors of the Company.

     The Company granted options to employees in 2004 and to employees and a consultant in 2005 as additional compensation. The following is a table of options activity during 2004 and 2005:

                                                                            Weighted
                                                                            Average
                                                Employees    Non-Employee   Exercise
                                                 Options       Options       Price
                                                ------------------------------------

OPTIONS OUTSTANDING, January 1, 2004             187,310       80,000          3.94
   Options granted                               275,995         --            9.32
   Options expired                                (7,800)        --            2.80
   Options exercised                            (157,765)     (30,000)         2.51
                                                --------     --------     ---------
OPTIONS OUTSTANDING, December 31, 2004           297,740       50,000     $    9.01
                                                ========     ========     =========
   Options granted                                96,900       30,000         15.29
   Options expired                                (2,181)        --           13.80
   Options exercised                             (40,976)        --            7.39
                                                --------     --------     ---------
OPTIONS OUTSTANDING, December 31, 2005           351,483       80,000     $   10.99
                                                ========     ========     =========

     The weighted average remaining contractual life for all options as of December 31, 2005 was approximately 8.3 years. At December 31, 2005,
     107,722 options with a weighted average exercise price of $9.90 were fully vested and exercisable. Of the remaining 323,761 options, 103,877 options with a weighted average exercise price of $12.68 vest in 2006, 42,617 options with a weighted average exercise price of $15.74 vest in 2007, 150,267 options with an exercise price of $8.60 vest at the discretion of the board of directors based on specific achievements of individual employees, with minimum annual vesting of 10,000 and maximum vesting of 20,000. Additionally, 27,000 options with an exercise price of $14.60 vest at the discretion of the board of directors upon achievement of performance objectives.

     Following is information related to options outstanding at December 31,
     2005:
                                                                     Weighted
                                                                     Average
                                  Shares      Weighted Average      Contractual          Number       Weighted Average
               Range            Outstanding    Exercise Price          Life            Exercisable     Exercise Price
              -----            -----------    --------------          ----            -----------     --------------
                                                                   (in years)
              $2.80                13,425         $ 2.80               7.8               13,425           $2.80
         $8.60 - $10.00           254,960         $ 8.87               8.5               59,218           $9.15
         $13.80 - $18.61          163,098         $14.96               8.1               35,079          $13.87
                                  -------         ------               ---               ------          ------
                                  431,483         $10.99               8.3              107,722          $ 9.90
                                  =======         ======               ===              =======          ======

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     Pension Expense and Retirement Plan - The Company assumed a defined contribution and 401(k) plan covering all eligible employees as of January 1, 2003. The Company recognized contribution expense of $206,000 and $161,000 for 2005 and 2004, respectively, based on a percentage of the eligible employees' annual compensation.

     Performance Guarantee Activated Carbon Injection Systems - Under contracts to supply activated carbon injection systems, the Company may grant performance guarantees to the owner of the power plants that guarantee the performance of the associated equipment for a specified period and the achievement of a certain level of mercury removal based upon the injection of a specified quantity of activated carbon at a specified rate given other plant operating conditions. In the event the equipment fails to perform as specified, the Company is obligated to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company has a "make right" obligation within the contract limits.

     Office Lease - The Company leases office space under a non-cancellable operating lease. Total rental expense was $153,000 and $158,000 for the years ending December 31, 2005 and 2004, respectively. The total minimum rental commitments at December 31, 2005 was $494,000 for lease payments due in 2006 through 2009 as follows:

                  Year                                        Amount
                  ----                                      ----------

                  2006                                      $  119,000
                  2007                                         122,000
                  2008                                         125,000
                  2009                                         128,000
                                                            ----------

                                                            $  494,000
                                                            ==========

7.   MAJOR CUSTOMERS:
     ----------------

     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the years ended December 31, 2005 and 2004 were as follows (as a percentage of each entity's sales):

      Customer                                    2005                   2004
      ---------------------------------    -------------------    --------------

      A (Governmental Contracts)                  21%                    28%
      B                                           11%                    10%
      C                                           13%                     -

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2005, approximately 89% of the Company's trade receivables were from five customers.

     A significant portion of ADA's revenue is derived from contracts with the DOE and chemical and equipment sales to coal-burning electric power plants.

8.   INCOME TAXES:
     -------------

     The following lists the Company's deferred tax assets and liabilities as of December 31, 2005, which are included in Other Assets and Accrued Expenses, respectively, in the accompany Balance Sheet:

           Current assets (liabilities):
               Prepaid expenses                                   $    (39,000)
               Unrealized gains - securities held for sale             (19,000)
               Deferred revenues, compensation and other                30,000
                                                                  ------------
                                                                       (28,000)
           Non-current assets (liabilities)
               Deferred compensation, warranty and other                 9,000
               Property and intangible asset differences               (60,000)
               Net loss carryforward                                   318,000
               Tax credits                                             101,000
                                                                  ------------
                                                                       368,000
           Net tax assets                                         $    340,000
                                                                  ============

     As of December 31, 2005, the Company had approximately $857,000 of tax loss carryforwards. If not utilized to reduce taxable income in future periods, $40,000 will expire in 2023 and the remainder in 2024. Approximately $69,000 of tax loss carryforwards were used to reduce taxable income in 2005. The Company's valuation allowance as of December 31, 2005 and 2004 was $0, as the Company believes that it is more likely than not that its deferred tax assets would be realized in the future.

        At December 31, 2005 and 2004, the Company's current tax provision was reduced by $268,000 and $395,000, respectively, attributable to the tax effects of stock option exercises recorded in stockholders' equity.

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a reconciliation of the actual income tax rate - expense (benefit) to the expected combined Federal and State tax rate of approximately 34%:

                                                           2005          2004
                                                           ----          ----

        Expected income tax rate - expense (benefit)        35%          34%
        Permanent differences                              (4%)          (4%)
        Tax credits                                        (1%)         (17%)
        State income taxes                                  3%            3%
        Other                                               1%             -
                                                            ---          ---

        Actual income tax rate                             34%           16%
                                                           ===           ===


9.   RELATED PARTY TRANSACTIONS:
     ---------------------------

     As discussed above in Note 5, the Company executed a Securities Subscription and Investment Agreement with Arch Coal, Inc. in 2003. Pursuant to the investment agreement, Arch purchased a $300,000 convertible debenture from the Company, purchased 137,741 shares of the Company's Common stock and was also granted an option to purchase 50,000 shares. The debenture and accrued interest thereon was repaid in 2004. In addition, the Company co-markets its ADA-249 product and performs certain testing and research projects under agreements with Arch. Under such arrangements, the Company has recorded revenue of $230,000 and $25,000 in 2005 and 2004, respectively. A designee of Arch has been appointed a seat on the Company's Board of Directors and management of the Company has agreed in the future to nominate and to vote all proxies and other shares of stock in the Company which they are entitled to vote in favor of that designee so long as Arch holds no less than 100,000 shares of the Company's common stock.

10.  BUSINESS SEGMENT INFORMATION:
     -----------------------------

     The following information relates to the Company's three reportable segments: MEC, FGC, and CA. All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

     Year Ended December 31, 2005:

                                    MEC              FGC             CA           Total
                                    ---              ---             --           -----

       Total revenue               $8,784,000       $1,917,000      $327,000     $11,028,000
       Segment profit (loss)       $1,738,000         $957,000       $53,000      $2,748,000




                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Year Ended December 31, 2004:

                                    MEC              FGC             CA           Total
                                    ---              ---             --           -----

       Total revenue               $5,940,000       $2,122,000      $355,000      $8,417,000
       Segment profit (loss)         $996,000         $964,000       $34,000      $1,994,000


     A reconciliation of the reported total segment profit to net income for the periods shown above is as follows:

                                                                           2005               2004
                                                                      ------------       ------------

       Total segment profit                                           $  2,748,000         $1,994,000
       Non-allocated general and administrative expenses                (1,940,000)        (1,458,000)
       Depreciation and amortization                                      (157,000)          (153,000)
       Interest, other income/expenses and tax (provision) benefit          12,000            (47,000)
                                                                      ------------         ----------

       Net income                                                     $    663,000         $  336,000
                                                                      ============         ==========