Form 10-Q
period 2006-03-31
ADA-ES INC
filed 2006-05-11
CIK 1223112

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

[ ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                        Commission File Number: 000-50216

                                  ADA-ES, INC.
             (Exact name of registrant as specified in its charter)

            Colorado                                    84-1457385
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          8100 SouthPark Way, Unit B, Littleton, Colorado     80120
             (Address of principal executive offices)      (Zip Code)

                                  (303)734-1727
                         (Registrant's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of he Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check one): Yes [ ]; No [X]


    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes______; No______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at April 28, 2006
     --------------------------               -----------------------------
     Common Stock, no par value                          5,621,200


              -----------------------------------------------------


PART I FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                    ADA-ES, Inc. and Subsidiary
                              Consolidated Balance Sheets (Unaudited)
                                          March 31, 2006
                           (amounts in thousands, except share amounts)

                                                                              March 31,  December 31,
                                                                                 2006        2005
                                                                               --------    --------
                                              ASSETS
                                              ------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $ 14,865    $ 14,026
    Trade receivables, net of allowance for doubtful accounts of $4               2,797       3,014
    Investments in securities                                                     2,001       2,515
    Prepaid expenses and other                                                      273         283
                                                                               --------    --------
             Total current assets                                                19,936      19,838
                                                                               --------    --------

PROPERTY AND EQUIPMENT, at cost                                                   1,896       1,663
    Less accumulated depreciation and amortization                               (1,068)     (1,013)
                                                                               --------    --------
             Net property and equipment                                             828         650
                                                                               --------    --------

GOODWILL, net of $1,556 in amortization                                           2,024       2,024

INTANGIBLE ASSETS, net of $47 and $44, respectively, in amortization                159         156

INVESTMENTS IN SECURITIES                                                         5,494       5,663

OTHER ASSETS                                                                        723         385
                                                                               --------    --------
TOTAL ASSETS                                                                   $ 29,164    $ 28,716
                                                                               ========    ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                           $  1,697    $  1,706
    Accrued payroll and related liabilities                                         427         516
    Accrued expenses                                                                214         138
    Deferred revenue                                                                395         460
                                                                               --------    --------
             Total current liabilities                                            2,733       2,820
                                                                               --------    --------

LONG-TERM LIABILITIES:
    Deferred warranty and other                                                      61          40
                                                                               --------    --------
             Total liabilities                                                    2,794       2,860
                                                                               --------    --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock; 50,000,000 shares authorized, none outstanding                --          --
    Common stock; no par value, 50,000,000 shares authorized,
         5,620,040 and 5,610,267 shares issued and outstanding, respectively     26,577      26,318
    Accumulated other comprehensive income                                           50          33
    Accumulated deficit                                                            (257)       (495)
                                                                               --------    --------
             Total stockholders' equity                                          26,370      25,856
                                                                               --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 29,164    $ 28,716
                                                                               ========    ========

See accompanying notes.


                           ADA-ES, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
                   Three Months Ended March 31, 2006 and 2005
                    (amounts in thousands, except per share)

                                                        For the Three Months Ended
                                                                 March 31,
                                                             2006         2005
                                                            -------     -------
REVENUE:
    Mercury emission control                                $ 3,120     $ 1,607
    Flue gas conditioning and other                             529         565
                                                            -------     -------
         Total net revenues                                   3,649       2,172

COST OF REVENUES
    Mercury emission control                                  2,019       1,012
    Flue gas conditioning and other                             252         253
                                                            -------     -------
             Total cost of revenues                           2,271       1,265
                                                            -------     -------

GROSS MARGIN                                                  1,378         907

OTHER COSTS AND EXPENSES:
    General and administrative                                  852         552
    Research and development                                    304         258
    Depreciation and amortization                                58          42
                                                            -------     -------
         Total expenses                                       1,214         852
                                                            -------     -------

OPERATING INCOME                                                164          55

OTHER INCOME (EXPENSE):
    Interest and other expense                                 --            (1)
    Interest and other income                                   194          70
                                                            -------     -------
             Total other income                                 194          69
                                                            -------     -------

INCOME BEFORE INCOME TAX PROVISION                              358         124

DEFERRED INCOME TAX PROVISION                                  (120)        (29)
                                                            -------     -------

NET INCOME                                                      238          95

UNREALIZED GAINS AND (LOSSES) ON CERTAIN INVESTMENTS
   IN DEBT AND EQUITY SECURITIES, net of tax                     17         (18)
                                                            -------     -------
COMPREHENSIVE INCOME                                        $   255     $    77
                                                            =======     =======

NET INCOME PER COMMON SHARE - BASIC AND DILUTED             $   .04     $   .02
                                                            =======     =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    5,616       4,811
                                                            =======     =======
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING            5,834       5,029
                                                            =======     =======

See accompanying notes.



                                        ADA-ES, Inc. and Subsidiary
                   Condensed Consolidated Statements of Changes in Stockholders' Equity
                                Three Months Ended March 31, 2006 and 2005
                                          (amounts in thousands)
                                                (Unaudited)


                                                                      ACCUMULATED
                                                  COMMON STOCK           OTHER
                                              ---------------------  COMPREHENSIVE  ACCUMULATED
                                               SHARES       AMOUNT       INCOME       DEFICIT        TOTAL
                                              --------     --------     --------      --------      --------

BALANCES, January 1, 2005                        4,796     $ 13,134     $     34      $ (1,158)     $ 12,010
   Issuance of stock on exercise of options         35          272         --            --             272
   Tax benefit of stock transactions                            244                                      244
   Unrealized losses on investments               --           --            (18)         --             (18)
   Net income                                     --           --           --              95            95
                                              --------     --------     --------      --------      --------
BALANCES, March 31, 2005                         4,831     $ 13,650     $     16      $ (1,063)     $ 12,603
                                              ========     ========     ========      ========      ========

BALANCES, January 1, 2006                        5,610     $ 26,318     $     33      $   (495)     $ 25,856
   Stock and stock options issued to
      consultant and directors for services          7          147         --            --             147
   Issuance of stock on exercise of options          3           32         --            --              32
   Stock-based compensation                       --             80         --            --              80
   Unrealized gain on investments                 --           --             17          --              17
   Net income                                     --           --           --             238           238
                                              --------     --------     --------      --------      --------
BALANCES, March 31, 2006                         5,620     $ 26,577     $     50      $   (257)     $ 26,370
                                              ========     ========     ========      ========      ========

See accompanying notes.




                                ADA-ES, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows (Unaudited)
                    For the Three Months Ended March 31, 2006 and 2005
                                  (amounts in thousands)

                                                                     FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        --------------------
                                                                          2006        2005
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $    238    $     95
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                        58          42
         Loss on asset dispositions and securities                            22          42
         Deferred tax expense                                                120          29
         Expenses paid with stock and stock options                          227        --
         Changes in operating assets and liabilities:
                  Receivables                                                217        (378)
                  Prepaid expenses and other                                (319)         (6)
                  Accounts payable                                            (9)       (122)
                  Accrued expenses                                          (151)        (53)
                  Deferred revenue and other                                 (45)         30
                                                                        --------    --------
             Net cash provided by (used in) operating activities             358        (321)
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for equipment and patents                           (239)        (28)
   Investment in securities                                               (1,812)     (2,668)
   Proceeds from sale of securities                                        2,502       2,628
                                                                        --------    --------
             Net cash provided by (used in) investing activities             451         (68)
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt and notes payable                                         (2)         (1)
   Exercise of stock options                                                  32         272
                                                                        --------    --------
             Net cash provided by financing activities                        30         271
                                                                        --------    --------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                            839        (118)
CASH AND CASH EQUIVALENTS, beginning of period                            14,026       2,108
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, end of period                                $ 14,865    $  1,990
                                                                        ========    ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Cash payments for interest                                           $      1    $      1
                                                                        ========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Tax effect of stock option exercises                                 $   --      $    244
                                                                        ========    ========

See accompanying notes.


                           ADA-ES, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2006

(1) General

The accompanying consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results of ADA-ES, Inc. and subsidiary (the Company) for the interim periods shown. Such statements should be considered in conjunction with Registrant's Form 10-KSB, filed for the year ended December 31, 2005.

(2) Investments

Investments in available-for-sale securities consisting of certificates of deposit, equities and corporate, government and municipal bonds maturing in the next year are reported as current assets at their fair values in investments in securities. Investments in available-for-sale securities not included in current assets are reported at their fair values in non-current investments in securities. Cumulative unrealized gains and losses on such securities are shown, net of their tax effect, as a component of shareholders' equity and such gains or losses related to the current period are shown in the determination of comprehensive income as reported on the statement of operations.

(3) Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment, which requires the Company to record equity compensation to employees at fair value. Prior to January 1, 2006, the Company elected to use APB 25, which required expense to be recognized only to the extent the exercise price of the stock-based compensation was below the market price on the date of grant. The modified prospective approach was used in adapting SFAS 123R, therefore results prior to January 1, 2006 have not been restated. For the three months ended March 31, 2006, $80,000 was charged to expense for equity compensation, which amounted to $53,000 after tax and ($0.01) of basic and diluted earnings per share.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123R during 2005, then the Company's net income per share for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts indicated below:

Net income as reported                                       $    95,000
  Deduct:  Stock-based compensation cost under SFAS 123(R)       (35,000)
                                                             -----------
      Pro forma net income                                   $    60,000
                                                             ===========

Pro forma basic and diluted net income per share:

Pro forma shares used in the calculation of pro forma net
   income per common share -
      Basic                                                    4,811,000
                                                             ===========
      Diluted                                                  5,029,000
                                                             ===========

Reported net income per common share -
  Basic and Diluted                                          $      0.02
                                                             ===========

Pro forma net income per common share -
   Basic and Diluted                                         $      0.01
                                                             ===========

(4) Stock Options

During 2003 the Company adopted the 2002 ADA-ES, Inc. Stock Option Plan and reserved 400,000 shares of common stock for issuance under the plan. In general, all options granted under the plan expire ten years from the date of grant unless otherwise specified by the Company's board of directors. The exercise price of an option will be determined by the compensation committee of the board of directors at the time the option is granted and will not be less than 100% of the fair market value of a share of our common stock on the date the option is granted. The compensation committee may provide in the option agreement that an option may be exercised in whole immediately or is exercisable in increments through a vesting schedule. During the first quarter of 2006, 19,900 options were granted under this plan.

During 2004, the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company's Common Stock to executive officers of the Company, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a 10-year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In January 2006, the Board of Directors authorized the vesting of 38,428 options under this plan with a fair value of $77,000. Such options were exercisable at March 31, 2006.

During 2004, the Company adopted a plan (the "2004 Plan") for the issuance of shares and the grant of options to purchase shares of the Company's Common Stock to the Company's non-management directors. The 2004 Plan provided for the award of stock of 603 shares per individual non-management director or 4,221 shares in total, and the grant of options of 5,000 per individual non-management director or 35,000 in total, all of which were formally granted and issued in 2005 after approval of the 2004 Plan by the stockholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and will vest over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. During the first quarter of 2006, 10,000 of such options were forfeited after the resignation of two directors. As of March 31, 2006, one-third of the remaining outstanding options, or a total of 8,335 options had vested and were exercisable.

During 2005 the Company adopted the 2005 Directors' Compensation Plan (the "2005 Plan"), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of the Company's Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors of the Company in the form of awards of shares of Common Stock and vesting of options to purchase Common Stock of the Company for services performed for the Company. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price will be the market price on the date of grant, the shares of Stock underlying the option will vest for exercise at a rate of no more than 1,667 shares per annual period per individual, and any unvested shares of Stock that are outstanding at the date the individual is no longer is a Director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. In January 2006 the Board of Directors authorized the issuance of 1,000 shares of Common Stock each, or a total of 7,000 shares, to the non-management directors of the Company. No options have been granted under the 2005 Plan.

Following is a table of options activity for the quarter ended March 31, 2006:

                                                               Weighted
                                                               Average
                                       Employee  Non-Employee  Exercise
                                       Options     Options      Price
                                       --------    --------    --------
OPTIONS OUTSTANDING, January 1, 2006    351,483      80,000    $  10.99
Options granted                          19,900        --      $  20.20
Options expired                            --       (10,000)      13.80
Options exercised                        (2,773)       --         11.46
                                       --------    --------    --------
OPTIONS OUTSTANDING, March 31, 2006     368,610      70,000    $  11.34
                                       ========    ========    ========

The weighted average remaining contractual life for all options as of March 31, 2006 was approximately 8.3 years. At March 31, 2006, 119,869 options with a weighted average exercise price of $10.19 were fully vested and exercisable. Of the remaining 318,741 options, 95,241 options with a weighted average exercise price of $13.47 vest in 2006, 49,233 options with a weighted average exercise price of $16.78 vest in 2007, and 150,267 options with an exercise price of $8.60 vest at the discretion of the board of directors based on specific achievements of individual employees, with minimum annual vesting of 10,000 and maximum vesting of 20,000. Additionally, 24,000 options with an exercise price of $14.60 vest at the discretion of the board of directors upon achievement of performance objectives.

The average fair value of each employee option granted in 2006 was approximately $5.44 and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. No options were granted in the first quarter of 2005.

               Expected volatility                      38%
               Risk-free interest rate                 4.0%
               Expected life of options (in years)     4.0
               Expected dividends                       0


Following is information related to options outstanding/exercisable at March 31, 2006:

                        Shares Outstanding     Shares Exercisable
                        ------------------     ------------------
                                                                      Weighted
                                   Weighted               Weighted     Average
                                   Average                Average    Contractual
        Range          Number of   Exercise   Number of   Exercise      Life
        -----           Shares      Price       Shares      Price      ------
                        ------      -----       ------      -----    (in years)
        $2.80           13,425      $ 2.80      13,425      $2.80        7.8
   $8.60 - $10.00      253,710      $ 8.88      67,372      $9.08        8.3
   $13.80 - $18.61     151,575      $15.05      39,072     $14.64        8.3
       $20.20           19,900      $20.20           0        n/a       10.0
                       -------      ------     -------     ------       ----
                       438,610      $11.34     119,869     $10.19        8.3
                       =======      ======     =======     ======       ====


The aggregate intrinsic value of options exercised at March 31, 2006, based on a market price on that date of $24.14 was $35,000. No options were exercised in the first quarter of 2005. The aggregate intrinsic value of options exercisable at March 31, 2006 and 2005 was $1,672,000 and $1,139,000 (based on a market price of $23.95), respectively.

(5) Business Segment Information

As of March 31, 2006, total compensation cost related to nonvested options which had not yet been recognized was $608,000. The weighted average period over which such expense is expected to be recognized is 2.1 years.

The Company has two reportable segments: mercury emission control (MEC) and flue gas conditioning and other (FGC). All assets are located in the US and are not evaluated by management on a segment basis. All significant customers are US companies.

                    Three Months Ended March 31, 2006 (amounts in thousands)
                            MEC               FGC              Total
                            ---               ---              -----
Total revenue             $3,120             $529             $3,649
Segment profit              $728             $165               $893

                    Three Months Ended March 31, 2005 (amounts in thousands)
                             MEC              FGC              Total
                             ---              ---              -----
Total revenue             $1,607             $565             $2,172
Segment profit              $259             $273               $532


A reconciliation of reported total segment profit to Net Income for the periods shown above is as follows (amounts in thousands):

                                                      2006     2005
                                                     -----    -----
            Total segment profit                     $ 893    $ 532
            Non-allocated general & admin expenses    (671)    (435)
            Depreciation and amortization              (58)     (42)
            Interest, other income and taxes            74       40
                                                     -----    -----
               Net income                            $ 238    $  95
                                                     =====    =====

--------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operation.

This Quarterly Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Words or phrases such as "will," "hope," "expect," "anticipate," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Forward-looking statements in this report include statements regarding our expectations for market growth, growth in MEC revenues and continued positive cash flow; the impact of governmental regulations and the outcome of pending litigation contesting them; timing of performance of services under existing contracts and associated revenue recognition; expected increase in merger and acquisition activities; expected growth in MEC revenues, operating cash flow and research and development expenses; anticipated declines in the market for FGC chemicals and services and revenues from such market, and gross margins; expenses under our defined contribution and 401(k) plan; our ability to satisfy performance guaranties; sufficiency of working capital; future capital expenditures; realization of net deferred tax assets; outcome of any governmental audits of our contracts; availability of skilled labor; and no material effect on our internal controls. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein.

The principal risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; adverse weather; changes in federal income tax laws and federal funding for environmental technology/specialty chemicals programs; changes in federal and state governmental regulations; changes in governmental and public policy; the outcome of pending litigation regarding EPA regulations; permitting requirements; changes in market demand and cost/benefit analysis of our products and services; results of demonstrations of our technologies; construction of new coal-fueled power plants and significant retrofitting of existing plants; availability and pricing of coal compared to other energy sources; changes in relationships with key business partners; intellectual property protection of our technologies; dependence on key employees; availability of skilled personnel; changes in economic conditions specific to one or more of our markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide environmental technologies and specialty chemicals to the coal-burning electric utility industry. Revenues are generated through (1) time and materials and fixed-price contracts for the emerging mercury emission control (MEC) market, several of which are co-funded by government (Department of Energy - DOE) and industry and (2) the sale of specialty chemicals and services for flue gas conditioning (FGC) and other applications. As we discussed in prior reports, the market for our combustion aids (CA) products has been declining, causing revenues from this product to be immaterial to our business. As a result of the immateriality of CA revenues and because CA revenues are similar in nature to sales in our FGC segment, we have combined the CA segment with the FGC segment in this report and intend to combine them going forward.

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control in March 2005. The long-term growth of the MEC market for the electric utility industry will most likely depend on how industry chooses to respond to federal and/or other state regulations, which are in various stages of enactment and challenge in the courts. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) DOE- and industry-funded contracts mentioned above, (ii) mercury testing services and
(iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by the implementation of enacted regulations. Although we expect this market to show steady growth over the next several years, more significant revenue growth is anticipated when federal (and possible state) regulations impact a significant portion of existing boilers.

The market for our FGC chemicals and services is relatively flat and is expected to decline in the near-term. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important contribution to the overall profitability of the Company.

Thus far in 2006, we have signed contracts for six ACI systems to be delivered in 2006 and 2007, bringing our total number of ACI systems installed or currently in process to 8. In addition, one system was installed in partnership with a third party for which we provided design services through a DOE contract. We are entitled to royalties on future sorbent sales to the utility industry in North America purchased from a vendor we have a relationship with. Remaining revenue from the ACI system contracts totaled $6.0 million as of January 1, 2006, of which approximately $1.2 million was recognized in the first quarter of 2006 and approximately $4.8 million is remaining to be recognized. Thus far in 2006, we have also signed two development and testing contracts with DOE with future expected revenues totaling approximately $7.5 million, including industry cost share amounts, the services for which are expected to be performed over the period from contract signing through the fall of 2008. We were recently notified that we have also been awarded a $100,000 research grant from DOE.

As part of our strategy to address the growing MEC market, we are not only pursuing internal, organic growth, but we have also been and expect to be engaged in merger and acquisition (M&A) activities. The major revenue sources from the growing MEC market are expected to include engineering services, equipment sales and sorbent supply. Our M&A activities have been and will likely be focused on candidates engaged in those businesses. The costs we incur in our M&A activities may be significant. Such costs are generally deferred and either
(a) expensed when it has been determined they are no longer of future value, or
(b) capitalized as part of an acquisition and then subject to future impairment evaluations. Included in other long-term assets as of March 31, 2006 are deferred charges amounting to approximately $312,000 related to our M&A activities incurred during the first quarter of 2006, which may be expensed in future periods based on the above criteria.

Liquidity and Capital Resources

We had a positive working capital of $17.2 million at March 31, 2006, compared to working capital of $17.0 million at December 31, 2005. The increase resulted from an increase in cash, offset by a decrease in short-term investments due to liquidation of certificate of deposits and fluctuations in operating assets and liabilities in the normal course of business. In addition to working capital, we had long-term investments in securities, accounted for as "available-for-sale" investments, of approximately $5.5 million and $5.7 million at March 31, 2006 and December 31, 2005, respectively. We intend to retain a portion of these investments to demonstrate strength in our financial position to support performance guarantees we have been and may continue to provide on sales of ACI systems. We may also use a portion of such investments and cash on hand to fund growth of the Company, which may include expansion of product offerings and strategic acquisitions. We believe that existing and expected future working capital, which we expect to come from positive cash flow, will be sufficient to meet the anticipated operating needs of the Company in 2006. However, we cannot be certain that positive cash flow that we have achieved historically will continue, and it is possible that we could be required to expend some of our current working capital to fund operations, although we consider this unlikely.

Our principal source of liquidity is our existing working capital and positive operating cash flow. The continuation of positive cash flow is somewhat dependent upon the continuation of chemical sales and operations of the flue gas conditioning (FGC) units currently in-place in Illinois, Louisiana and Iowa. These units provided an average monthly cash flow of approximately $30,000 each in 2005. Since the beginning of 2006, we performed a successful demonstration project at one plant that we expect to result in future chemical sales, although at a lower level and with a lower gross margin than existing customers. While we have been awarded a contract to perform a demonstration project at another plant beginning in the first half of 2006, we are not certain that this demonstration will be successful or will result in future sales of FGC equipment and chemicals. Unsatisfactory results for any of our FGC customers, which could be caused by a single factor (or some combination of factors) such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), and/or overall cost/benefit analysis, at any of those units, are likely to result in a decrease or termination of the sale of chemicals for such units and a reduction in the cash flow we have historically received, thereby reducing that portion of our liquidity that has been provided by positive cash flow.


During the first quarter of 2006, we signed two new DOE contracts, bringing the number of DOE and industry co-funded contracts we are performing services under to six. In addition, we have been notified by DOE of its intention to negotiate the final terms of an additional grant totaling $100,000. Assuming no changes in government funding, we expect to recognize over the next several years the remaining revenue on the in-progress and new awards totaling $18.2 million as of March 31, 2006. We recognized $1.3 million related to DOE and industry co-funded contracts in the first quarter of 2006. We expect to recognize revenue from these contracts of approximately $6.2 million in total for 2006, including the first quarter. If further funding were not approved, the Company would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level.

We have planned capital expenditures to sustain and improve ongoing operations for 2006 estimated at $395,000, which include planned expenditures for build out of space and office equipment to accommodate new employees, replacement of obsolete computers and office equipment and field equipment. We expect to fund these requirements out of existing working capital and cash flow from operations.

Under our defined contribution and 401(k) pension plan, we match up to 5% of salary amounts deferred by employees in the Plan and contribute certain amounts based on the profits of the Company, which amounts are determined annually by our Board of Directors. During the three months ended March 31, 2006 and 2005, we recognized $25,000 and $21,000, respectively, of matching expense; this expense is expected to amount to approximately $123,000 in 2006. In the past, the Company has also made discretionary contributions to the Plan and employees. Based on results for 2005, the amount paid to the plan totaled $108,000 and was paid in the form of cash to the accounts of all eligible employees in February 2006. During the first quarters of 2006 and 2005, the Company accrued approximately $32,000 and $9,000, respectively, for such payments based on results for the respective quarters.

We recorded net deferred tax assets of $297,000 and $340,000 as of March 31, 2006 and December 31, 2005, respectively. Based on existing R&D contracts supported by the DOE, the current industry and regulatory environment and other expectations of continuing work, the Company has determined that it is more probable than not that deferred tax assets will be realized in the future.

Cash flow from operations totaled $358,000 for the first three months of 2006 compared to cash used in operations of ($321,000) for the same period of 2005. Cash flow from operations in 2006 increased from 2005 primarily as a result of increases in net income, expenses paid with stock and stock options, and deferred income taxes, offset by variations in operating asset and liability accounts due to fluctuations in the normal course of business.

Net cash provided by investing activities was $451,000 for the first quarter of 2006 compared to cash used in investing activities of ($68,000) in the first quarter of 2005. In 2006, certificates of deposit were liquidated and held as cash, whereby proceeds from sales of securities exceeded purchases of securities. Such excess was offset somewhat by trading activity on investments to maintain a targeted portfolio balance and maximize earnings, as well as re-investment of gains that occurred during the period. The net increase in cash from investment activity was offset by a use of cash for purchases of property and equipment for the build-out of additional space in our current headquarters location to accommodate new employees.

Cash provided by financing activities was $30,000 and $271,000 in the first quarter of 2006 and 2005, respectively. The decrease was due to the exercise of fewer stock options in 2006. We may require additional debt or equity financing to support future growth, including potential acquisitions.

Results of Operations

Revenues totaled $3,649,000 for the quarter ended March 31, 2006 versus $2,172,000 for the quarter ended March 31, 2005, representing an increase of 68%. Revenues in the MEC segment for 2006 increased by $1,513,000 (94%), which was offset by a decrease of $36,000 (6%) in FGC and other activities. Based on contracts in hand and other anticipated projects, we anticipate that total revenues for 2006 will grow by approximately 35% from the 2005 level. We have been hiring personnel in response to the growth we have realized in the past and expect to achieve in 2006, and adequate resources of skilled labor appear to be available to meet anticipated needs.

Revenues in the first quarter of 2006 from the MEC segment were comprised of government and industry-supported contracts (42%), sales and installation of activated carbon injection (ACI) systems (38%) and consulting services (20%), compared to 63%, 2% and 35%, respectively, in the first quarter of 2005. While revenues from each of these activities increased from the first quarter of 2005 to the first quarter of 2006, the most significant growth occurred in the sales and installations of ACI systems, which increased $1.2 million. We expect growth in 2006 in the MEC segment to result primarily from sales of ACI systems in response to mercury emission control legislation and from existing and recently awarded government and industry-supported contracts. Our contracts with the government are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. We believe, however, that we have complied with all requirements of the contracts and future adjustments, if any, will not be material. In addition, the federal government must appropriate funds on an annual basis to support these DOE contracts, and funding is always subject to unknown and uncontrollable contingencies.

FGC revenues decreased due to decreased shipments to two FGC customers, partially offset by increased shipments to one FGC customer. We expect FGC revenues in 2006 to decrease further, as we believe that planned purchases for 2006 are less than revenues recognized in 2005. In addition, future FGC sales may include sales of a product we license from ARKAY Technologies, which carry a lower margin than historical FGC sales.

Cost of revenues increased by $1,006,000 in the first quarter of 2006, as compared to the same period in 2005 as a result of the increased revenue generating activities. Gross margins decreased from 42% in the first quarter of 2005 to 38% in the first quarter of 2006. The decrease in gross margin resulted from a change in product mix. FGC revenues primarily include chemical sales, which carry a higher margin than the fixed price and time and materials MEC revenues. FGC and other revenues comprised 14% of total revenues in 2006, compared to 26% in 2005. We expect the amount of fixed price and time and materials work in the MEC segment for the near term to represent an increasing source of revenue. Gross margins for 2006 are therefore expected to decline from the levels achieved in 2005, as a result of an increasing proportion of fixed price and time and materials work, our assumption of an increasing share of costs in the field demonstration projects in which we have elected to participate and pricing pressure caused by increased competition.

Research and development expenses increased by $46,000 or 18% in the first quarter of 2006 as compared to the same quarter in 2005. We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to grow by about 35% in total for 2006 compared to 2005.

General and administrative expenses increased by $300,000 or 54%, from $552,000 in the first quarter of 2005 to $852,000 in the first quarter of 2006. For the same periods, as a percent of net revenues, G&A expenses decreased from 25% to 24%. The dollar increase in 2006 resulted primarily from compensation expenses related to the implementation of SFAS 123R, legal and increased director fees and expenses incurred to maintain compliance with public company regulations; and facilities, benefits and other overhead expenses resulting from increases in number of employees.

The Company had net interest and other income of $194,000 in the first quarter of 2006, as compared to $69,000 in the first quarter of 2005. Interest and other income increased in 2006 due to an increase in invested balances and increasing interest rates.

The deferred income tax provision for the first quarter of 2006 represents an effective tax rate of approximately 34% as compared to a rate of approximately 23% for the same period in 2005. The 2005 rate was lower due to the favorable tax impact of employee stock options exercised during the quarter. During the preparation of its effective tax rate, the Company uses an annualized estimate of pre-tax earnings or loss. Throughout the year, this annualized estimate may change based on actual results and annual earnings or loss estimate revisions. Because the Company's permanent tax benefits expected for 2006 are relatively constant, changes in the annualized estimate may have a significant impact on the effective tax rate in future periods.

Critical Accounting Policies and Estimates

Significant estimates are used in preparation of our financial statements and include (1) our allowance for doubtful accounts, which is based on historical experience; (2) our valuation and classification of investments as "available-for-sale" securities, which is based on estimated fair market value;
(3) our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts; and (4) warranty reserves related to sales of ACI systems to cover performance guarantees that we provided on certain contracts. In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past from such audits, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $2.2 million on the consolidated balance sheet. Although we had an independent valuation prepared, which supports the recorded value, and management believes the fair value of other recorded intangibles is not impaired, market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

Recently Issued Accounting Policies

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective approach. See Note 3 to the consolidated financial statements for further details.

Item 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company's disclosure controls and procedures which took place as of March 31, 2006, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

31.1* Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17
      CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)

31.2* Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17
      CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)

32*   Certification Pursuant to 18 U.S.C. Section 1350

* These certifications are "furnished" and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ADA-ES, Inc.
                           ------------
                            Registrant


Date:  May 09, 2006        /s/ Michael D. Durham
                           ----------------------
                           Michael D. Durham
                           President and Chief Executive Officer



Date:  May 09, 2006        /s/ Mark H. McKinnies
                           ---------------------
                           Mark H. McKinnies
                           Chief Financial Officer



                                  EXHIBIT INDEX

31.1* Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17
      CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)

31.2* Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17
      CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)

32*   Certification Pursuant to 18 U.S.C. Section 1350

*These certifications are "furnished" and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.