Form 10KSB/A
period 2005-12-31
ADA-ES INC
filed 2006-07-26
CIK 1223112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                  Amendment #1

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

PART II


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

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file with the Securities and Exchange Commission (SEC), is recorded, processed, summarized and disclosed within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place as of December 31, 2005, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that (i) we are able to record, process, summarize and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods and (ii) information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Item 13. Exhibits

(a) Exhibits and Index of Exhibits

No.               Description
---               -----------
Index to Exhibits.
3.1       Amended and Restated Articles of Incorporation of ADA-ES (1)
3.2       Amended and Restated Bylaws of ADA-ES (2)
4.1       Form of Specimen Common Stock Certificate (3)
4.2       Registration Rights Agreement dated October 21, 2005 (4)
4.3 Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 19, 2003 (16)

No.               Description
---               -----------

4.4       Standstill and Registration Rights Agreements dated August 3-6, 2004
          (6)
10.1 Distribution Agreement dated as of March 17, 2003 between Earth Sciences, Inc. and ADA-ES, Inc. (7)
10.2      2003 ADA-ES, Inc. Stock Option Plan** (16)
10.3 Market Development Agreement between NORIT Americas Inc. and Earth Sciences, Inc. dated June 29, 2001 (5)
10.4 Assignment and Assumption Agreement between NORIT Americas Inc., Earth Sciences, Inc. and ADA-Environmental Solutions LLC dated August 4, 2003 (8)
10.5 Joint Venture and Co-Marketing Agreement by and between Arch Coal Sales Company and ADA- Environmental Solutions LLC as of January 1, 2002 (5)
10.6 Securities Subscription and Investment Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated July 7, 2003 (7)
10.7 U.S. Department of Energy Cooperative Agreement No. DE-FC26-00NT41004 "Field Test Program to Develop Comprehensive Design, Operating, and Cost Data for Mercury Control Systems" (7)
10.8 U.S. Department of Energy Cooperative Agreement No. DE-FC26-00NT40755 "Advanced Flue Gas Conditioning as a Retrofit Upgrade to Enhance PM collection from Coal-Fired Electric Utility Boilers" (7)
10.9 Joint Product Exploitation and Marketing Agreement dated October 2, 2002, by and between ALSTOM Power Inc. and ADA Environmental Solutions LLC (5)
10.10 Tax Sharing Agreement between ADA-ES, Inc. and Earth Sciences, Inc. dated March 17, 2003 (5)
10.11 U.S. Department of Energy Cooperative Agreement No. DE-FC26-02NT41591 "Long-Term Operation of a COHPAC System for Removing Mercury from Coal-Fired Flue Gas" (7)
10.12 Amendment No. 1 to Distribution Agreement by and between ADA-ES, Inc. and Earth Sciences, Inc. dated August 15, 2003 (8)
10.13     2003 Stock Compensation Plan #1** (9)
10.14     2003 Stock Compensation Plan #2** (10)
10.15 U.S. Department of Energy Cooperative Agreement No. DE-FC26-03NT41986 "Evaluation of Sorbent Injection for Mercury Control" (11)
10.16     Purchase Order #4500589101 signed 3/18/04 from We Energies (12)
10.17 Clean Coal Power Initiative Repayment Agreement between the U.S. Department of Energy and ADA-ES, Inc. dated April 6, 2004 (12)
10.18 TOXECON Sorbent Sales Repayment Agreement by and between Norit America Inc. and ADA-ES, Inc. dated February 18, 2004 (12)
10.19 Development and Field Validation Agreement between Thermo Environmental Instruments Inc. and ADA-ES, Inc. dated April 16, 2004
          (12)
10.20 Distribution Agreement between Thermo Environmental Instruments Inc. and ADA-ES, Inc. dated April 16, 2004 (12)
10.21     ADA-ES, Inc. 2004 Executive Stock Option Plan** (13)
10.22 U.S. Department of Energy Cooperative Agreement No. DE-FC26-05NT42307 "Low-Cost Options for Moderate Levels of Mercury Control" (14)
10.23 Employment Agreement dated May 1, 1997 between C. Jean Bustard and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (14)
10.24 Employment Agreement dated May 1, 1997 between Michael D. Durham and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (14)
10.25 Employment Agreement dated January 2, 2000 between Mark H. McKinnies and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) **
          (14)
10.26 Employment Agreement dated January 1, 2000 between Richard J. Schlager and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) **
          (14)
10.27     2004 Stock Compensation Plan #2 and model stock option agreements**
          (13)
10.28     2004 Directors Stock Compensation Plan #1** (15)
10.29     2005 Directors' Compensation Plan**(16)
21.1      Subsidiaries of ADA-ES, Inc. (5)
23.1*     Consent of Hein & Associates LLP
31.1* Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

No.               Description
---               -----------

31.2* Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1* Certifications Pursuant to 17 CFR 240.13a-14(b) or 17CFR 240.15d-14(b) and18 U.S.C. Section 1350

(*) - filed herewith.
(**) - Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).
(2) Incorporated by reference to Exhibit 3.2 to the Form 8-K dated December 1, 2005 filed on December 5, 2005 (File No. 000-50216).
(3) Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(4) Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(5) Intentionally omitted.
(6) Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).
(7) Incorporated by reference to the same numbered Exhibit to the Form 10-SB/A-3 filed on July 28, 2003 (File No. 000-50216).
(8) Incorporated by reference to the same numbered Exhibit to the Form 10-SB/A-4 filed on August 24, 2003 (File No. 000-50216).
(9) Incorporated by reference to Exhibit 99.2 to the Form S-8 filed on November 14, 2003 (File No. 333-110479).
(10) Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on February 6, 2004 (File No. 333-112587).
(11) Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2003 filed on March 30, 2004 (File No. 000-50216).
(12) Incorporated by reference to the same numbered Exhibit to the Form 10-QSB for the quarter ended March 31, 2004 filed on May 13, 2004 (File No. 000-50216).
(13) Incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 14, 2004 (File No. 333-121234).
(14) Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(15) Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on April 16, 2004 (File No. 333-114546).
(16) Incorporated by referenced to the same numbered Exhibit to the Form 10-KSB for the year ended December 31,2005 filed on March 30, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADA-ES, Inc.
------------
(Registrant)

By /s/ Mark H. McKinnies                           /s/ Michael D. Durham
------------------------                           ---------------------
Mark H. McKinnies, Senior Vice                     Michael D. Durham
President and Chief Financial Officer              President (Chief Executive
(Principal Financial and Accounting Officer)       Officer)

Date:  July 25, 2006                               July 25, 2006
       -------------                               -------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John W. Eaves                                  /s/ Rollie J. Peterson
-----------------                                  -----------------------
John W. Eaves, Director                            Rollie J. Peterson
Director                                           Director

July 25, 2006                                      July 25, 2006
-------------                                      -------------
    Date                                               Date

/s/ Jeffrey C. Smith                               /s/ Michael D. Durham
--------------------                               ---------------------
Jeffrey C. Smith, Director                         Michael D. Durham, Director

July 25, 2006                                      July 25, 2006
-------------                                      -------------
    Date                                               Date

/s/ Mark H. McKinnies                              /s/ Ronald B. Johnson
---------------------                              ---------------------
Mark H. McKinnies, Director                        Ronald B. Johnson, Director

July 25, 2006                                      July 25, 2006
-------------                                      -------------
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
                       ================    ================    =============

                           ADA-ES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Goodwill - Goodwill consists of the excess of the aggregate purchase price over the fair value of net assets of businesses acquired. Goodwill was amortized over a 10-year period through December 31, 2001 and is attributable to the Company's FGC reporting segment. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized, but subject to an impairment evaluation, which is performed in the fourth quarter of each year. As a result of this evaluation, which was performed on the FGC reporting segment, the Company concluded that no impairment of its goodwill was required.

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