Form 10-Q
period 2006-06-30
ADA-ES INC
filed 2006-08-09
CIK 1223112

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

      TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
-----
               For the transition period from ________ to ________

                        Commission File Number: 000-50216
                        ---------------------------------

                                  ADA-ES, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

           Colorado                                       84-1457385
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                8100 SouthPark Way, B, Littleton, Colorado 80120
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 734-1727
                                 --------------
                         (Registrant's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check one):
Yes [ ]; No [X]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[ ]; No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at July 28, 2006
     --------------------------               ----------------------------
     Common Stock, no par value                        5,626,893

                ------------------------------------------------


PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                                   ADA-ES, Inc. and Subsidiary
                             Consolidated Balance Sheets (Unaudited)
                                          June 30, 2006
                          (amounts in thousands, except share amounts)
                                                                               June 30,   December 31,
                                                                                 2006        2005
                                                                               --------    --------
                                             ASSETS
                                             ------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $ 15,066    $ 14,026
    Trade receivables, net of allowance for doubtful accounts of $4               2,906       3,014
    Investments in securities                                                     2,084       2,515
    Prepaid expenses and other                                                      931         283
                                                                               --------    --------
             Total current assets                                                20,987      19,838
                                                                               --------    --------

PROPERTY AND EQUIPMENT, at cost                                                   1,998       1,663
    Less accumulated depreciation and amortization                               (1,128)     (1,013)
                                                                               --------    --------
             Net property and equipment                                             870         650
                                                                               --------    --------

GOODWILL, net of $1,556 in amortization                                           2,024       2,024
INTANGIBLE ASSETS, net of $50 and $44, respectively, in amortization                180         156
INVESTMENTS IN SECURITIES                                                         5,392       5,663
OTHER ASSETS                                                                        279         385
                                                                               --------    --------
TOTAL ASSETS                                                                   $ 29,732    $ 28,716
                                                                               ========    ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                           $  1,403    $  1,706
    Accrued payroll and related liabilities                                         477         516
    Accrued expenses                                                                601         138
    Deferred revenue                                                                659         460
                                                                               --------    --------
             Total current liabilities                                            3,140       2,820
                                                                               --------    --------

LONG-TERM LIABILITIES:
    Deferred warranty and other                                                      82          40
                                                                               --------    --------
             Total liabilities                                                    3,222       2,860
                                                                               --------    --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock; 50,000,000 shares authorized, none outstanding                --          --
    Common stock; no par value, 50,000,000 shares authorized,
         5,626,893 and 5,610,267 shares issued and outstanding, respectively     26,704      26,318
    Accumulated other comprehensive income                                           19          33
    Accumulated deficit                                                            (213)       (495)
                                                                               --------    --------
             Total stockholders' equity                                          26,510      25,856
                                                                               --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 29,732    $ 28,716
                                                                               ========    ========


See accompanying notes.


                                ADA-ES, Inc. and Subsidiary
                     Consolidated Statements of Operations (Unaudited)
                     Three and Six Months Ended June 30, 2006 and 2005
                         (amounts in thousands, except per share)

                                                     Three Months Ended     Six Months Ended
                                                          June 30,              June 30,
                                                      2006       2005       2006       2005
                                                     -------    -------    -------    -------
REVENUE:
    Mercury emission control                         $ 2,635    $ 1,952    $ 5,755    $ 3,559
    Flue gas conditioning and other                      671        522      1,200      1,087
                                                     -------    -------    -------    -------
         Total net revenues                            3,306      2,474      6,955      4,646

COST OF REVENUES
    Mercury emission control                           1,734      1,334      3,753      2,346
    Flue gas conditioning and other                      428        216        680        469
                                                     -------    -------    -------    -------
             Total cost of revenues                    2,162      1,550      4,433      2,815
                                                     -------    -------    -------    -------

GROSS MARGIN                                           1,144        924      2,522      1,831

OTHER COSTS AND EXPENSES:
    General and administrative                           910        634      1,762      1,186
    Research and development                             310        188        614        446
    Depreciation and amortization                         64         40        122         82
                                                     -------    -------    -------    -------
         Total other costs and expenses                1,284        862      2,498      1,714
                                                     -------    -------    -------    -------

OPERATING INCOME (LOSS)                                 (140)        62         24        117

OTHER INCOME (EXPENSE):
    Interest and other expense                          --           (1)      --           (2)
    Interest and other income                            194         63        388        133
                                                     -------    -------    -------    -------
             Total other income                          194         62        388        131
                                                     -------    -------    -------    -------

INCOME BEFORE INCOME TAX PROVISION                        54        124        412        248

DEFERRED INCOME TAX PROVISION                            (10)       (17)      (130)       (46)
                                                     -------    -------    -------    -------

NET INCOME                                                44        107        282        202

UNREALIZED GAINS AND (LOSSES) ON CERTAIN
  INVESTMENTS IN DEBT AND EQUITY SECURITIES,
  net of tax                                             (31)        27        (14)         9
                                                     -------    -------    -------    -------

COMPREHENSIVE INCOME                                 $    13    $   134    $   268    $   211
                                                     =======    =======    =======    =======

NET INCOME PER COMMON SHARE - BASIC AND DILUTED      $   .01    $   .02    $   .05    $   .04
                                                     =======    =======    =======    =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             5,624      4,822      5,620      4,820
                                                     =======    =======    =======    =======
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING     5,875      4,939      5,818      4,997
                                                     =======    =======    =======    =======


See accompanying notes.


                                         ADA-ES, Inc. and Subsidiary
                         Consolidated Statements of Changes in Stockholders' Equity
                                   Six Months Ended June 30, 2006 and 2005
                                           (amounts in thousands)
                                                 (Unaudited)


                                                                          ACCUMULATED
                                                     COMMON STOCK           OTHER
                                                ----------------------   COMPREHENSIVE  ACCUMULATED
                                                 SHARES        AMOUNT       INCOME        DEFICIT       TOTAL
                                                --------      --------     --------      --------      --------

BALANCES, January 1, 2005                          4,796      $ 13,134     $     34      $ (1,158)     $ 12,010
   Issuance of stock on exercise of options           37           274         --            --             274
   Tax benefit of stock transactions                --             244         --            --             244
   Stock and options issued for services               4            62         --            --              62
   Return of shares from escrow                      (20)         --           --            --            --
   Unrealized gains on investments                  --            --              9          --               9
   Net income                                       --            --           --             202           202
                                                --------      --------     --------      --------      --------
BALANCES, June 30, 2005                            4,817      $ 13,714     $     43      $   (956)     $ 12,801
                                                ========      ========     ========      ========      ========

BALANCES, January 1, 2006                          5,610      $ 26,318     $     33      $   (495)     $ 25,856
   Stock and stock options issued to
      consultant and directors for services            7           153         --            --             153
   Issuance of stock on exercise of options           10            80         --            --              80
   Stock-based compensation                         --             153         --            --             153
   Unrealized losses on investments                 --            --            (14)         --             (14)
   Net income                                       --            --           --             282           282
                                                --------      --------     --------      --------      --------
BALANCES, June 30, 2006                            5,627      $ 26,704     $     19      $   (213)     $ 26,510
                                                ========      ========     ========      ========      ========


See accompanying notes.






                                ADA-ES, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows (Unaudited)
                          Six Months Ended June 30, 2006 and 2005
                                  (amounts in thousands)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        --------------------
                                                                          2006        2005
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $    282    $    202
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                       122          82
         Loss on asset dispositions and securities                            53          50
         Deferred tax expense                                                130          46
         Expenses paid with stock and stock options                          306          62
         Changes in operating assets and liabilities:
                  Receivables                                                108        (165)
                  Prepaid expenses and other                                (718)        (34)
                  Accounts payable                                          (303)        118
                  Accrued expenses                                           479         (41)
                  Deferred revenue and other                                 241          19
                                                                        --------    --------
             Net cash provided by operating activities                       700         339
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for equipment and patents                           (365)        (39)
   Investment in securities                                               (3,976)     (5,362)
   Proceeds from sale of securities                                        4,604       5,107
                                                                        --------    --------
             Net cash provided by (used in) investing activities             263        (294)
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt and notes payable                                         (3)         (3)
   Exercise of stock options                                                  80         274
                                                                        --------    --------
             Net cash provided by financing activities                        77         271
                                                                        --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS                                      1,040         316
CASH AND CASH EQUIVALENTS, beginning of period                            14,026       2,108
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, end of period                                $ 15,066    $  2,424
                                                                        ========    ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Cash payments for interest                                           $      1    $      2
                                                                        ========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Tax effect of stock option exercises                                 $   --      $   --
                                                                        ========    ========
   Stock and options issued for services                                $    306    $     62
                                                                        ========    ========


See accompanying notes.


                                             5

                           ADA-ES, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2006


(1) General
-----------
The accompanying consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results of ADA-ES, Inc. and subsidiary (the Company) for the interim periods shown. Such statements should be considered in conjunction with Registrant's Form 10-KSB, filed for the year ended December 31, 2005.

(2) Investments
---------------
Investments in available-for-sale securities consisting of certificates of deposit, equities and corporate, government and municipal bonds maturing in the next year are reported as current assets at their fair values in investments in securities. Investments in available-for-sale securities not included in current assets are reported at their fair values in non-current investments in securities. Cumulative unrealized gains and losses on such securities are shown, net of their tax effect, as a component of shareholders' equity and such gains or losses related to the current period are shown in the determination of comprehensive income as reported on the statement of operations.

(3) Stock Based Compensation
----------------------------
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment, which requires the Company to record equity compensation to employees at fair value. Prior to January 1, 2006, the Company elected to use APB 25, which required expense to be recognized only to the extent the exercise price of the stock-based compensation was below the market price on the date of grant. The modified prospective approach was used in adopting SFAS 123R; therefore, results prior to January 1, 2006 have not been restated. For the three and six months ended June 30, 2006, $74,000 and $154,000, respectively, were charged to expense for equity compensation, which amounted to $52,000 and $105,000, respectively, after tax and ($0.01) and ($0.02), respectively, of basic and diluted earnings per share.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123R during 2005, then the Company's net income per share for the three and six months ended June 30, 2005 would have been adjusted to the pro forma amounts indicated below:

                                                         Three Months    Six Months
                                                             Ended          Ended
                                                         June 30, 2005  June 30, 2005
                                                         -------------  -------------
Net income as reported                                    $   107,000    $   202,000
  Deduct: Stock-based compensation cost under SFAS 123R       (54,000)       (98,000)
                                                          -----------    -----------
      Pro forma net income                                $    53,000    $   104,000
                                                          ===========    ===========

Pro forma basic and diluted net income per share:

Pro forma shares used in the calculation of pro forma
   net income per common share -
      Basic                                                 4,822,000      4,820,000
                                                          ===========    ===========
      Diluted                                               4,939,000      4,997,000
                                                          ===========    ===========

Reported net income per common share -
  Basic and Diluted                                       $      0.02    $      0.04
                                                          ===========    ===========

Pro forma net income per common share -
   Basic and Diluted                                      $      0.01    $      0.02
                                                          ===========    ===========

(4) Stock Options
-----------------
During 2003 the Company adopted the 2002 ADA-ES, Inc. Stock Option Plan and reserved 400,000 shares of common stock for issuance under the plan. In general, all options granted under the plan expire ten years from the date of grant unless otherwise specified by the Company's board of directors. The exercise price of an option will be determined by the compensation committee of the board of directors at the time the option is granted and will not be less than 100% of the fair market value of a share of our common stock on the date the option is granted. The compensation committee may provide in the option agreement that an option may be exercised in whole immediately or is exercisable in increments through a vesting schedule. During the first half of 2006, 19,900 options were granted under this plan.

During 2004, the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company's Common Stock to executive officers of the Company, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a 10-year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In January 2006, the Board of Directors authorized the vesting of 38,428 options under this plan with a fair value of $77,000. Such options were exercisable at June 30, 2006.

During 2004, the Company adopted a plan (the "2004 Plan") for the issuance of shares and the grant of options to purchase shares of the Company's Common Stock to the Company's non-management directors. The 2004 Plan provided for the award of stock of 603 shares per individual non-management director or 4,221 shares in total, and the grant of options of 5,000 per individual non-management director or 35,000 in total, all of which were formally granted and issued in 2005 after approval of the 2004 Plan by the stockholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and will vest over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. During the first half of 2006, 15,000 of such options were forfeited after the resignation of two directors. As of June 30, 2006, one-third of the remaining outstanding options, or a total of 6,668 options had vested and were exercisable.

During 2005 the Company adopted the 2005 Directors' Compensation Plan (the "2005 Plan"), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of the Company's Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors of the Company in the form of awards of shares of Common Stock and vesting of options to purchase Common Stock of the Company for services performed for the Company. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price will be the market price on the date of grant, the shares of Stock underlying the option will vest for exercise at a rate of no more than 1,667 shares per annual period per individual, and any unvested shares of Stock that are outstanding at the date the individual is no longer a director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. In January 2006, the Board of Directors authorized the issuance of 1,000 shares of Common Stock each, or a total of 7,000 shares, to the non-management directors of the Company. No options have been granted under the 2005 Plan.

Following is a table of options activity for the six months ended June 30, 2006:

                                                                        Weighted
                                                                        Average
                                             Employee   Non-Employee    Exercise
                                              Options      Options       Price
                                            ---------   ------------   ---------
 OPTIONS OUTSTANDING, January 1, 2006         351,483        80,000       $10.99
 Options granted                               19,900          -          $20.20
 Options expired                              (15,000)         -          $13.80
 Options exercised                             (9,626)         -          $ 8.36
                                            ---------     ---------    ---------
 OPTIONS OUTSTANDING, June 30, 2006           346,757        80,000       $11.38
                                            =========     =========    =========


The weighted average remaining contractual life for all options as of June 30, 2006 was approximately 8.0 years. At June 30, 2006, 140,249 options with a weighted average exercise price of $10.83 were fully vested and exercisable. Of the remaining 286,508 options, 60,700 options with a weighted average exercise price of $13.16 vest in 2006, 47,567 options with a weighted average exercise price of $16.88 vest in 2007, 4,975 options with a weighted average exercise price of $20.20 vest in 2008, and 149,267 options with an exercise price of $8.60 vest at the discretion of the board of directors based on specific achievements of individual employees, with minimum annual vesting of 10,000 and maximum vesting of 20,000. Additionally, 24,000 options with an exercise price of $14.60 vest at the discretion of the board of directors upon achievement of performance objectives.

The average fair value of each employee option granted in 2006 was approximately $4.90 and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

               Expected volatility                       38%
               Risk-free interest rate                  4.0%
               Expected life of options (in years)      4.0
               Expected dividends                         0


Following is information related to options outstanding/exercisable at June 30, 2006:

                    Shares Outstanding      Shares Exercisable
                    ------------------      ------------------
                                                                      Weighted
                                Weighted                 Weighted      Average
                                Average                  Average     Contractual
     Range         Number of    Exercise   Number of     Exercise        Life
                    Shares       Price      Shares        Price       (in years)
                    ------       -----      ------        -----       ----------
     $2.80           11,665      $ 2.80      11,665        $2.80          7.3
$8.60 - $10.00      248,617      $ 8.88      73,279        $9.24          8.0
$13.80 - $18.61     146,575      $15.09      55,305       $14.64          8.0
    $20.20           19,900      $20.20           0          n/a          9.6
                    -------      ------     -------       ------          ---
                    426,757      $11.38     140,249       $10.83          8.0
                    =======      ======     =======       ======          ===

The aggregate intrinsic value of options exercised in the six months ended June 30, 2006 and 2005, based on a market price of $17.15 and $15.10, respectively, was $85,000 and $207,000, respectively. The aggregate intrinsic value of options exercisable at June 30, 2006 was $886,000 based on a market price of $17.15.

As of June 30, 2006, total compensation costs related to non-vested options, which had not yet been recognized was $496,000. The weighted average period over which such expense is expected to be recognized is 2.0 years.

(5) Business Segment Information
--------------------------------
The Company has two reportable segments: mercury emission control (MEC) and flue gas conditioning and other (FGC). All assets are located in the US and are not evaluated by management on a segment basis. All significant customers are US companies.

                    Three Months Ended June 30, 2006 (amounts in thousands)

                       MEC                     FGC                   Total
                       ---                     ---                   -----
Total revenue       $2,635                    $671                  $3,306
Segment profit        $519                    $214                    $733


                      Three Months Ended June, 2005 (amounts in thousands)

                       MEC                     FGC                   Total
                       ---                     ---                   -----
Total revenue       $1,952                    $522                  $2,474
Segment profit        $348                    $218                    $566


                     Six Months Ended June 30, 2006 (amounts in thousands)

                       MEC                     FGC                   Total
                       ---                     ---                   -----
Total revenue       $5,755                  $1,200                  $6,955
Segment profit      $1,205                    $379                  $1,584

                     Six Months Ended June 30, 2005 (amounts in thousands)

                       MEC                     FGC                   Total
                       ---                     ---                   -----
Total revenue       $3,559                  $1,087                  $4,646
Segment profit        $607                    $491                  $1,098

A reconciliation of reported total segment profit to Net Income for the periods shown above is as follows (amounts in thousands). Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, audit fees and corporate governance expenses.

                                     Three Months Ended June 30,   Six Months Ended June 30,
                                     ---------------------------   -------------------------
                                         2006           2005           2006           2005
                                       -------        -------        -------        -------
Total segment profit                   $   733        $   566        $ 1,584        $ 1,098
Non-allocated general & admin
   expenses                               (809)          (464)        (1,438)          (899)
Depreciation and amortization              (64)           (40)          (122)           (82)
Interest, other income and taxes           184             45            258             85
                                       -------        -------        -------        -------
   Net Income                          $    44        $   107        $   282        $   202
                                       =======        =======        =======        =======

              ----------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------
This Quarterly Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Words or phrases such as "will," "hope," "expect," "anticipate," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Forward-looking statements in this report include statements regarding our expectations for market growth and continued positive cash flow; the impact of governmental regulations and the outcome of pending litigation contesting them; timing of performance of services under existing contracts and associated revenue recognition; expected increase in merger and acquisition activities; payments expected from NexGen; expected growth in MEC revenues, operating cash flow and research and development expenses; sources of MEC revenue growth; anticipated declines in the market for FGC chemicals and services and revenues from such market, and gross margins; expenses under our defined contribution and 401(k) plan; our ability to satisfy performance guaranties; sufficiency of working capital; future capital expenditures; realization of net deferred tax assets; outcome of any governmental audits of our contracts; availability of skilled labor; and no material effect on our internal controls. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein.

The principal risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; adverse weather; changes in federal income tax laws and federal funding for environmental technology/specialty chemicals programs; changes in federal and state governmental regulations; clarification of "market value" requirements by Congress or the Internal Revenue Service impacting our joint venture with NexGen; changes in governmental and public policy; the outcome of pending litigation regarding EPA regulations; permitting requirements; changes in market demand and cost/benefit analysis of our products and services; results of demonstrations of our technologies; construction of new coal-fueled power plants and significant retrofitting of existing plants; availability and pricing of coal compared to other energy sources; changes in relationships with key business partners; intellectual property protection of our technologies and availablity of additional intellectual property necessary for our business; dependence on key employees; availability of skilled personnel; changes in economic conditions specific to one or more of our markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control in March 2005. The long-term growth of the MEC market for the electric utility industry will most likely depend on how industry chooses to respond to federal and state regulations, which are in various stages of enactment and challenge in the courts. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. We have recently seen a significant increase in new plant projects. DOE's latest report includes 153 new projects totaling 93GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) DOE- and industry-funded contracts mentioned above, (ii) mercury testing services and (iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by the implementation of enacted regulations. State regulations and increasing numbers of consent decrees are becoming the largest market driver for this part of our business. Although we expect this market to show steady growth over the next several years, more significant revenue growth is anticipated when federal regulations impact a significant portion of existing boilers.

The market for our FGC chemicals and services is relatively flat and is expected to decline in the near-term. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important contribution to the overall profitability of the Company.

Thus far in 2006, we have signed contracts for seven ACI systems to be delivered in 2006 and 2007, bringing our total number of ACI systems installed or currently in process to nine. In addition, one system was installed in partnership with a third party for whom we provided design services through a DOE contract. We are entitled to royalties on future sorbent sales to the utility industry in North America purchased from a vendor we have a relationship with. Revenue from ACI system contracts totaled $2.4 million for the six months ended June 30, 2006 and $4.4 million is remaining to be recognized.

Thus far in 2006, we have also signed two development and testing contracts with DOE with revenues totaling approximately $7.5 million, including industry cost share amounts, the services for which are expected to be performed over the period from contract signing through the fall of 2008. We were also awarded a $100,000 research grant from DOE in 2006 to develop an improved activated carbon manufacturing process, which activities are expected to be conducted over the next six months.

Assuming no changes in government funding, we expect to recognize over the next several years the remaining revenue on the in-progress and new awards totaling $18.0 million as of June 30, 2006. We recognized $2.7 million related to DOE and industry co-funded contracts in the first half of 2006. We expect to recognize revenue from these contracts of approximately $5.5 million in total for 2006, including the revenue recognized in the first half. If further funding were not approved, the Company would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level. We expect DOE programs to represent a decreasing percentage of revenues over the next few years as we focus more on market growth for ACI systems.

In June 2006, we signed a Letter of Intent (LOI) to form a 50/50 joint venture with NexGen Resources Corporation ("NexGen") to pursue opportunities based upon our refined coal technology. The joint venture is structured to generate tax credits with a current value of approximately $5.60 per ton of refined coal under Section 45 under the American Jobs Creation Act of 2004. The tax credits can be earned for a period of ten years ending in or before 2019. Pursuant to the LOI, NexGen paid us a nonrefundable fee of $100,000 upon signing, and is expected to pay $900,000 upon signing of a definitive agreement and completion of certain testing, and two additional payments of $2 million each on the first and second anniversary of the signing of the definitive agreement, if NexGen opts to continue its participation in the joint venture. The $100,000 payment received has been recorded as deferred revenue. The LOI also calls for NexGen to pay 50% of future development costs for the rights to one-half of any tax credits generated from future sales of refined coal.

As part of our strategy to address the growing MEC market, we are not only pursuing internal, organic growth, but we have also been and expect to be engaged in merger and acquisition (M&A) activities, particularly with respect to the vertical integration of our business to establish an invested role in the production and supply of activated carbon. The major revenue sources from the growing MEC market are expected to include engineering services, equipment sales and activated carbon supply. Our M&A activities have been and will likely be focused on candidates engaged in those businesses. The costs we incur in our M&A activities may be significant. Such costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of an acquisition and then subject to future impairment evaluations. Included in other long-term assets as of June 30, 2006 are deferred charges amounting to approximately $412,000 related to our M&A activities incurred during the first half of 2006, which may be expensed in future periods based on the above criteria.

Liquidity and Capital Resources

We had a positive working capital of $17.8 million at June 30, 2006, compared to working capital of $17.0 million at December 31, 2005. The increase resulted from an increase in cash, offset by a decrease in short-term investments due to liquidation of certificate of deposits and fluctuations in operating assets and liabilities in the normal course of business. In addition to working capital, we had long-term investments in securities, accounted for as "available-for-sale" investments, of approximately $5.4 million and $5.7 million at June 30, 2006 and December 31, 2005, respectively. We intend to retain a portion of these investments to demonstrate strength in our financial position to support performance guarantees we have been and may continue to provide on sales of ACI systems. We may also use a portion of such investments and cash on hand to fund growth of the Company, which may include expansion of product offerings and strategic acquisitions. We believe that existing and expected future working capital, which we expect to come from positive cash flow, will be sufficient to meet the anticipated operating needs of the Company in 2006. However, we cannot be certain that positive cash flow that we have achieved historically will continue, and it is possible that we could be required to expend some of our current working capital to fund operations, although we consider this unlikely. In addition, we may need to raise additional capital to fund strategic acquisitions.

Our principal source of liquidity is our existing working capital and positive operating cash flow. The continuation of positive cash flow is somewhat dependent upon the continuation of chemical sales and operations of the flue gas conditioning (FGC) units currently in-place in Illinois, Louisiana and Iowa. Each of these units provided an average monthly cash flow of approximately $30,000 in 2005. One of these customers is performing a process upgrade expected to be completed in 2006 that may reduce or eliminate the requirement for FGC. Since the beginning of 2006, we performed a successful demonstration project at one plant that has resulted in continued chemical sales, although at a lower level and with a lower gross margin than existing customers. While we have been awarded a contract to perform a demonstration project at another plant beginning in the first half of 2006, we are not certain that this demonstration will be successful or will result in future sales of FGC equipment and chemicals. Unsatisfactory results for any of our FGC customers, which could be caused by a single factor (or some combination of factors) such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), changes in regulations, and/or overall cost/benefit analysis, at any of those units, are likely to result in a decrease or termination of the sale of chemicals for such units and a reduction in the cash flow we have historically received, thereby reducing that portion of our liquidity that has been provided by positive cash flow.

We have planned capital expenditures to sustain and improve ongoing operations for 2006 estimated at $415,000, which include planned expenditures for build out of space and office equipment to accommodate new employees, replacement of obsolete computers and office equipment and field equipment. We expect to fund these requirements out of existing working capital and cash flow from operations.

Under our defined contribution and 401(k) pension plan, we match up to 5% of salary amounts deferred by employees in the Plan and contribute certain amounts based on the profits of the Company, which amounts are determined annually by our Board of Directors. During the six months ended June 30, 2006 and 2005, we recognized $55,000 and $41,000, respectively, of matching expense; this expense is expected to amount to approximately $123,000 in 2006. In the past, the Company has also made discretionary contributions to the Plan and employees. Based on results for 2005, the amount paid to the plan totaled $108,000 and was paid in the form of cash to the accounts of all eligible employees in February 2006. During the first halves of 2006 and 2005, the Company accrued approximately $58,000 and $26,000, respectively, for such payments based on results for the respective periods.

We recorded net deferred tax assets of $217,000 and $340,000 as of June 30, 2006 and December 31, 2005, respectively. Based on existing R&D contracts supported by the DOE, the current industry and regulatory environment and other expectations of continuing work, the Company has determined that it is more probable than not that deferred tax assets will be realized in the future.

Cash flow from operations totaled $700,000 for the first half of 2006 compared to $339,000 for the same period of 2005. Cash flow from operations in 2006 increased from 2005 primarily as a result of increases in net income, expenses paid with stock and stock options, and deferred income taxes, offset by variations in operating asset and liability accounts due to fluctuations in the normal course of business. The 2006 operating cash flow was reduced by additional prepaid expenses and other current assets totaling ($718,000) as a result of increases in prepaid insurance, deferred project costs and interest receivable. The 2006 operating cash flow was increased as a result of increased accrued expenses in the net amount of $479,000 and other current liabilities, which net to $241,000 but include a $529,000 overpayment by a customer that was refunded in July 2006 and is shown by us as a current liability as of June 30, 2006.

Net cash provided by investing activities was $263,000 for the first half of 2006 compared to cash used in investing activities of ($294,000) in the first half of 2005. In 2006, certificates of deposit were liquidated and held as cash, whereby proceeds from sales of securities exceeded purchases of securities. Such excess was offset somewhat by trading activity on investments to maintain a targeted portfolio balance and maximize earnings, as well as re-investment of gains that occurred during the period. The net increase in cash from investment activity was offset by a use of cash for purchases of property and equipment for the build-out of additional space in our current headquarters location to accommodate new employees and field equipment.

Cash provided by financing activities was $77,000 and $271,000 in the first half of 2006 and 2005, respectively. The decrease was due to the exercise of fewer stock options in 2006. We may require additional debt or equity financing to support future growth, including potential acquisitions.

Results of Operations

Revenues totaled $3,306,000 and $6,955,000 for the quarter and six months ended June 30, 2006, respectively, versus $2,474,000 and $4,646,000 for the same periods in 2005, representing increases of 34% for the quarter and 50% for the first six months of 2006. Revenues in the MEC segment for 2006 increased for the second quarter by $683,000 (35%), and FGC and other activities increased by $149,000 (29%). For the six-month period, revenues in the MEC segment for 2006 increased by $2,196,000 (62%), and FGC and other activities increased by $113,000 (10%). Based on contracts in hand and other anticipated projects, we anticipate that total revenues for 2006 will grow by approximately 30% from the 2005 level, a decrease from our original forecast of 35% due to slight delays in timing of equipment deliveries and for conducting certain projects as discussed below. We have been hiring personnel in response to the growth we have realized in the past and expect to achieve in 2006, and adequate resources of skilled labor appear to be available to meet anticipated needs.

Revenues in the first half of 2006 from the MEC segment were comprised of government and industry-supported contracts (47%), sales and installation of activated carbon injection (ACI) systems (42%) and consulting services (10%), compared to 67%, 3% and 30%, respectively, in the first half of 2005. While revenues from both the government and industry-supported contracts and the ACI systems sales increased from the first half of 2005 to the first half of 2006, the most significant growth occurred in the sales and installations of ACI systems, which increased $2.4 million. We expect growth in 2006 in the MEC segment to result primarily from sales of ACI systems in response to mercury emission control legislation and from existing and recently awarded government and industry-supported contracts. Activities in two of our DOE contracts are behind the original planned schedule due to the unavailability of one of the host sites and test results that did not meet project goals. Discussions are underway with DOE as to reallocating a portion of the remaining contract amounts to other activities. Our contracts with the government are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. We believe, however, that we have complied with all requirements of the contracts and future adjustments, if any, will not be material. In addition, the federal government must appropriate funds on an annual basis to support these DOE contracts, and funding is always subject to unknown and uncontrollable contingencies.

FGC and other revenues increased due to increased shipments of chemical and revenues related to two demonstration projects. We expect FGC and other revenues in 2006 to be somewhat lower than 2005, as we believe that planned customer purchases for 2006 will be less than such purchases made in 2005.

Cost of revenues increased by $612,000 and $1,618,000, respectively, in the second quarter and first six months of 2006 as compared to the same periods in 2005 as a result of increased revenue generating activities. Gross margins were 35% and 36% for the quarter and six months ended June 30, 2006, respectively, as compared to 37% and 39%, respectively, for the same periods in 2005. The decrease is a result of decreased margins in the FGC and other segment as discussed below.

Cost of revenues for the MEC segment increased by $400,000 and $1,407,000, respectively, in the second quarter and first six months of 2006, as compared to the same periods in 2005 as a result of the increased revenue generating activities noted above. Gross margins for this segment were 34% and 35% for the quarter and six months ended June 30, 2006, respectively, as compared to 32% and 34%, respectively, for the same periods in 2005. The increase in gross margins from the prior periods resulted from greater amounts of industry cost share that improve our margins on our government and industry-supported contracts. The changes in MEC segment profits for periods under review are a result of the same factors.

Cost of revenues for the FGC and other segment increased by $212,000 and $211,000, respectively, in the second quarter and first six months of 2006, as compared to the same periods in 2005 also as a result of the increased revenue generating activities noted above. Gross margins for this segment were 36% and 43% for the quarter and six months ended June 30, 2006, respectively, as compared to 59% and 57%, respectively, for the same periods in 2005. The decrease in gross margins from 2005 to 2006 is a result of increased FGC sales that include sales of a product we license from ARKAY Technologies, which carry a lower margin than historical FGC sales, and lower margins typically recognized on the demonstration projects we carried out in 2006. FGC revenues primarily include chemical sales, which carry a higher margin than the fixed price and time and materials MEC revenues. FGC and other revenues comprised 17% of total revenues thus far in 2006, compared to 23% in 2005. The changes in the FGC segment profits for the periods under review are a result of the same factors.

We expect the amount of fixed price and time and materials work in the MEC segment for the near term to represent an increasing source of revenue. Overall gross margins for 2006 are therefore expected to decline further from the levels achieved in 2005, as a result of an increasing proportion of fixed price and time and materials work, our assumption of an increasing share of costs in the field demonstration projects in which we have elected to participate and pricing pressure caused by increased competition.

General and administrative expenses increased by $276,000 or 43%, from $634,000 to $910,000, and by $576,000 or 49% to $1,762,000 in the second quarter and the first half of 2006, respectively. The dollar increase in 2006 resulted primarily from compensation expenses related to the implementation of SFAS 123R ($80,000 for the quarter and $153,000 for the six months ended June 30, 2006); legal and increased director fees and expenses incurred to maintain compliance with public company regulations (approximately $50,000 for the quarter and $100,000 for the six months); facilities, benefits and other overhead expenses resulting from increases in number of employees(approximately $80,000 for the quarter and $150,000 for the six months); and expenses related to our M&A activities noted above ($79,000 for the quarter and six months).

Research and development expenses increased by $122,000 or 65% in the second quarter of 2006, and $168,000 or 38% in the first half of 2006 as compared to the same periods in 2005. We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to continue to grow at a rate of about 10% annually for the next several years, with an expected increase of about 40% in total for 2006 compared to 2005.

The Company had net interest and other income of $194,000 for the second quarter and $388,000 in the first half of 2006, as compared to $63,000 and $133,000 for the same periods in 2005. Interest and other income increased in 2006 due to an increase in invested balances and increasing interest rates.

Unrealized losses on investments in debt and equity securities amounted to ($31,000) and ($14,000), respectively, for the second quarter and first six months of 2006 as compared to gains of $27,000 and $9,000 for the same periods in 2005. The losses incurred in 2006 were primarily the result of increasing interest rates, which correspondingly tend to decrease the market value of our investments in longer-term fixed-rate debt securities.

The deferred income tax provision for the first half of 2006 represents an effective tax rate of approximately 32% as compared to a rate of approximately 19% for the same period in 2005. The 2005 rate was lower due to the favorable tax impact of employee stock options exercised during the first half of 2005. During the preparation of its effective tax rate, the Company uses an annualized estimate of pre-tax earnings or loss. Throughout the year, this annualized estimate may change based on actual results and annual earnings or loss estimate revisions. Because the Company's permanent tax benefits expected for 2006 are relatively constant, changes in the annualized estimate may have a significant impact on the effective tax rate in future periods.

Critical Accounting Policies and Estimates

Significant estimates are used in preparation of our financial statements and include (1) our allowance for doubtful accounts, which is based on historical experience; (2) our valuation and classification of investments as "available-for-sale" securities, which is based on estimated fair market value;
(3) our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts; and (4) warranty reserves related to sales of ACI systems to cover performance guarantees that we provided on certain contracts. In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past from such audits, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $2.2 million on the consolidated balance sheet. Although we have performed an evaluation of the goodwill and intangible asset values which supports the recorded value, market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

Recently Issued Accounting Policies

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective approach. See Note 3 to the consolidated financial statements for further details.

Item 4. CONTROLS AND PROCEDURES
-------------------------------

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file with the Securities and Exchange Commission (SEC), is recorded, processed, summarized and disclosed within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place as of June 30, 2006, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that (i) we are able to record, process, summarize and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods and (ii) information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

The Company also maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.
During the Company's last fiscal quarter, we evaluated our disclosure controls and procedures and our internal controls over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2006, and (ii) there have been no changes in such controls or in other factors that have materially affected, or are reasonably likely to materially affect, those controls.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of our shareholders was held on May 10, 2006. At the meeting, at which a quorum of the requisite number of shares under our bylaws for the conduct of business was present in person or by proxy, management's slate of nominees was voted on by the shareholders with the following results:

    Election of Directors              For               Withheld
    -------------------------------------------------------------
    Robert N. Caruso                 3,277,281            12,240
    Michael D. Durham                3,271,546            17,975
    John W. Eaves                    3,273,051            16,470
    Derek C. Johnson                 3,270,968            18,553
    Ronald B. Johnson                3,285,084             4,437
    Mark H. McKinnies                3,271,221            18,300
    Rollie J. Peterson               3,279,199            10,322
    Jeffrey C. Smith                 3,278,011            11,510

Item 6. Exhibits
----------------

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

                                           ADA-ES, Inc.
                                           ------------
                                            Registrant

Date:  August 7, 2006                      /s/ Michael D. Durham
                                           ---------------------
                                           Michael D. Durham
                                           President and Chief Executive Officer


Date:  August 7, 2006                      /s/ Mark H. McKinnies
                                           ---------------------
                                           Mark H. McKinnies
                                           Chief Financial Officer


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