Form 10-Q
period 2006-09-30
ADA-ES INC
filed 2006-11-08
CIK 1223112

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check one): Yes [ ]; No [X]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]; No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at November 3, 2006
  --------------------------               -------------------------------
  Common Stock, no par value                           5,628,360


PART I FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                      ADA-ES, Inc. and Subsidiary
                                      Consolidated Balance Sheets
                                          September 30, 2006
                                              (Unaudited)
                             (amounts in thousands, except share amounts)

                                                                             September 30,   December 31,
                                                                                 2006            2005
                                                                               --------        --------

                                                ASSETS
                                                ------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $ 15,670        $ 14,026
    Trade receivables, net of allowance for doubtful accounts of $4               3,100           3,014
    Investments in securities                                                     1,730           2,515
    Prepaid expenses and other                                                      421             283
                                                                               --------        --------
             Total current assets                                                20,921          19,838
                                                                               --------        --------

PROPERTY AND EQUIPMENT, at cost                                                   1,866           1,663
    Less accumulated depreciation and amortization                               (1,028)         (1,013)
                                                                               --------        --------
             Net property and equipment                                             838             650
                                                                               --------        --------

GOODWILL, net of $1,556 in amortization                                           2,024           2,024
INTANGIBLE ASSETS, net of $54 and $44, respectively, in amortization                190             156
INVESTMENTS IN SECURITIES                                                         5,937           5,663
OTHER ASSETS                                                                        623             385
                                                                               --------        --------
TOTAL ASSETS                                                                   $ 30,533        $ 28,716
                                                                               ========        ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                           $  2,547        $  1,706
    Accrued payroll and related liabilities                                         485             516
    Accrued expenses                                                                 52             138
    Deferred revenue                                                                749             460
                                                                               --------        --------
             Total current liabilities                                            3,833           2,820
                                                                               --------        --------

LONG-TERM LIABILITIES:
    Deferred warranty and other                                                     116              40
                                                                               --------        --------
             Total liabilities                                                    3,949           2,860
                                                                               --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock; 50,000,000 shares authorized, none outstanding                --              --
    Common stock; no par value, 50,000,000 shares authorized,
         5,628,360 and 5,610,267 shares issued and outstanding, respectively     26,805          26,318
    Accumulated other comprehensive income                                          120              33
    Accumulated deficit                                                            (341)           (495)
                                                                               --------        --------
             Total stockholders' equity                                          26,584          25,856
                                                                               --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 30,533        $ 28,716
                                                                               ========        ========

See accompanying notes.


                                     ADA-ES, Inc. and Subsidiary
                          Consolidated Statements of Operations (Unaudited)
                       Three and Nine Months Ended September 30, 2006 and 2005
                              (amounts in thousands, except per share)

                                                          Three Months Ended      Nine Months Ended
                                                             September 30,          September 30,
                                                         --------------------    --------------------
                                                           2006        2005        2006        2005
                                                         --------    --------    --------    --------

REVENUE:
    Mercury emission control                             $  4,120    $  2,454    $  9,875    $  6,013
    Flue gas conditioning and other                           328         661       1,528       1,748
                                                         --------    --------    --------    --------
         Total net revenues                                 4,448       3,115      11,403       7,761

COST OF REVENUES
    Mercury emission control                                2,835       1,546       6,588       3,892
    Flue gas conditioning and other                           323         323       1,003         792
                                                         --------    --------    --------    --------
             Total cost of revenues                         3,158       1,869       7,591       4,684
                                                         --------    --------    --------    --------

GROSS MARGIN                                                1,290       1,246       3,812       3,077

OTHER COSTS AND EXPENSES:
    General and administrative                                974         687       2,736       1,873
    Research and development                                  308         224         922         670
    Depreciation and amortization                              71          41         193         123
                                                         --------    --------    --------    --------
         Total other costs and expenses                     1,353         952       3,851       2,666
                                                         --------    --------    --------    --------

OPERATING (LOSS) INCOME                                       (63)        294         (39)        411

OTHER INCOME (EXPENSE):
    Other expense and interest                               (412)         (1)       (412)         (3)
    Interest and other income                                 270          71         658         204
                                                         --------    --------    --------    --------
             Total other income (expense)                    (142)         70         246         201
                                                         --------    --------    --------    --------

INCOME (LOSS) BEFORE TAX                                     (205)        364         207         612

PROVISION FOR TAX BENEFIT (EXPENSE)                            77        (116)        (53)       (162)
                                                         --------    --------    --------    --------

NET INCOME (LOSS)                                            (128)        248         154         450

UNREALIZED GAINS AND (LOSSES) ON CERTAIN INVESTMENTS
  IN DEBT AND EQUITY SECURITIES, net of tax                   101         (35)         87         (26)
                                                         --------    --------    --------    --------
COMPREHENSIVE (LOSS) INCOME                              $    (27)   $    213    $    241    $    424
                                                         ========    ========    ========    ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED   $   (.02)   $    .05    $    .03    $    .09
                                                         ========    ========    ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  5,627       4,819       5,622       4,822
                                                         ========    ========    ========    ========
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING          5,627       4,977       5,795       4,998
                                                         ========    ========    ========    ========

See accompanying notes.


                                     ADA-ES, Inc. and Subsidiary
                     Consolidated Statements of Changes in Stockholders' Equity
                            Nine Months Ended September 30, 2006 and 2005
                                       (amounts in thousands)
                                             (Unaudited)

                                                                     ACCUMULATED
                                                                       OTHER
                                                  COMMON STOCK      COMPREHENSIVE   ACCUMULATED
                                               SHARES      AMOUNT      INCOME         DEFICIT    TOTAL
                                              --------    --------    --------       --------   --------

BALANCES, January 1, 2005                        4,796    $ 13,134    $     34      $ (1,158)   $ 12,010
   Issuance of stock on exercise of options         41         303        --            --          3034
   Tax benefit of stock transactions              --           256        --            --           256
   Stock and options issued for services             4          69        --            --            69
   Return of shares from escrow                    (20)       --          --            --          --
   Unrealized gains on investments                --          --           (26)         --           (26)
   Net income                                     --          --          --             450         450
                                              --------    --------    --------      --------    --------
BALANCES, September 30, 2005                     4,821    $ 13,762    $      8      $   (708)   $ 13,062
                                              ========    ========    ========      ========    ========

BALANCES, January 1, 2006                        5,610    $ 26,318    $     33      $   (495)   $ 25,856
   Stock and stock options issued to
      consultant and directors for services          7         157        --            --           157
   Issuance of stock on exercise of options         11          93        --            --            93
   Sale of stock - registration costs              (12)        (12)
   Stock-based compensation                       --           249        --            --           249
   Unrealized losses on investments               --          --            87          --            87
   Net income                                     --          --          --             154         154
                                              --------    --------    --------      --------    --------
BALANCES, September 30, 2006                     5,627    $ 26,805    $    120      $   (341)   $ 26,584
                                              ========    ========    ========      ========    ========

See accompanying notes.








                                 ADA-ES, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows (Unaudited)
                        Nine Months Ended September 30, 2006 and 2005
                                   (amounts in thousands)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        --------------------
                                                                          2006        2005
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $    154    $    450
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                       193         123
         Loss on asset dispositions and securities                            34          63
         Deferred tax expense                                                 78         162
         Expenses paid with stock and stock options                          406          69
         Changes in operating assets and liabilities:
                  Receivables                                                (86)     (1,033)
                  Prepaid expenses and other                                (376)        (66)
                  Accounts payable                                           841         504
                  Accrued expenses                                          (242)        142
                  Deferred revenue and other                                 365         301
                                                                        --------    --------
             Net cash provided by operating activities                     1,367         715
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for equipment and patents                           (419)        (54)
   Investment in securities                                               (5,485)     (7,722)
   Proceeds from sale of securities                                        6,104       7,216
                                                                        --------    --------
             Net cash provided by (used in) investing activities             200        (560)
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt and notes payable                                         (4)         (3)
   Registration of stock sold                                                (12)       --
   Exercise of stock options                                                  93         303
                                                                        --------    --------
             Net cash provided by financing activities                        77         300
                                                                        --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS                                      1,644         455
CASH AND CASH EQUIVALENTS, beginning of period                            14,026       2,108
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, end of period                                $ 15,670    $  2,563
                                                                        ========    ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Cash payments for interest                                           $      1    $      3
                                                                        ========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Tax effect of stock option exercises                                 $   --      $     26
                                                                        ========    ========


See accompanying notes.





                           ADA-ES, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2006

(1) General
-----------
The accompanying consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary for fair representation of the financial results of ADA-ES, Inc. and subsidiary (the "Company") for the interim periods shown. Such statements should be considered in conjunction with
Registrant's Form 10-KSB, filed for the year ended December 31, 2005.

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

(3) Stock Based Compensation
----------------------------
Effective January 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123R (SFAS 123R), Share-Based Payment, which requires the Company to record equity compensation to employees at fair value. Prior to January 1,
2006, the Company elected to use APB 25, which required expense to be recognized only to the extent the exercise price of the stock-based compensation was below the market price on the date of grant. The modified prospective approach was used in adopting SFAS 123R; therefore, results prior to January 1, 2006 have not been restated. For the three and nine months ended September 30, 2006, $95,000 and $249,000, respectively, were charged to expense for equity compensation, which amounted to $71,000 and $185,000, respectively, after tax and ($0.01) and
($0.03), respectively, of basic and diluted earnings per share.

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123R during 2005, then the Company's net income per share for the three and nine months ended September 30, 2005 would have been adjusted to the pro forma amounts indicated below:

                                                          Three Months     Nine Months
                                                              Ended           Ended
                                                          September 30,   September 30,
                                                               2005           2005
                                                           -----------    -----------
Net income as reported                                     $   248,000    $   450,000
  Deduct:  Stock-based compensation cost under SFAS 123R       (63,000)       (96,000)
                                                           -----------    -----------
      Pro forma net income                                 $   185,000    $   354,000
                                                           ===========    ===========

Pro forma basic and diluted net income per share:

Pro forma shares used in the calculation of pro forma
   net income per common share -
      Basic                                                  4,819,000      4,822,000
                                                           ===========    ===========
      Diluted                                                4,977,000      4,998,000
                                                           ===========    ===========

Reported net income per common share -
  Basic and Diluted                                        $      0.05    $      0.09
                                                           ===========    ===========

Pro forma net income per common share -
   Basic and Diluted                                       $      0.04    $      0.07
                                                           ===========    ===========

(4) Stock Options
-----------------
During 2003 the Company adopted the 2003 ADA-ES, Inc. Stock Option Plan and reserved 400,000 shares of common stock for issuance under the plan. In general, all options granted under the plan expire ten years from the date of grant unless otherwise specified by the Company's board of directors. The exercise price of an option will be determined by the compensation committee of the board of directors at the time the option is granted and will not be less than 100% of the fair market value of a share of our common stock on the date the option is granted. The compensation committee may provide in the option agreement that an option may be exercised in whole immediately or is exercisable in increments through a vesting schedule. During the first nine months of 2006, 19,900 options were granted under this plan.

During 2004, the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company's Common Stock to executive officers of the Company, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a 10-year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In January 2006, the Board of Directors authorized the vesting of 38,428 options under this plan with a fair value of $77,000. Thus far in 2006 1,000 of such option had been exercised. The remaining 37,428 options were exercisable at September 30, 2006.

During 2004, the Company adopted a plan (the "2004 Plan") for the issuance of shares and the grant of options to purchase shares of the Company's Common Stock to the Company's non-management directors. The 2004 Plan provided for the award of stock of 603 shares per individual non-management director or 4,221 shares in total, and the grant of options of 5,000 per individual non-management director or 35,000 in total, all of which were formally granted and issued in 2005 after approval of the 2004 Plan by the stockholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and will vest over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. During the first half of 2006, 15,000 of such options were forfeited after the resignation of three directors. As of September 30, 2006, one-third of the remaining outstanding options, or a total of 6,668 options had vested and were exercisable.

During 2005 the Company adopted the 2005 Directors' Compensation Plan (the "2005 Plan"), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of the Company's Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors of the Company in the form of awards of shares of Common Stock and vesting of options to purchase Common Stock of the Company for services performed for the Company. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price will be the market price on the date of grant, the shares of Stock underlying the option will vest for exercise at a rate of no more than 1,667 shares per annual period per individual, and any unvested shares of Stock that are outstanding at the date the individual is no longer a director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. In January 2006, the Board of Directors authorized the issuance of 1,000 shares of Common Stock each, or a total of 7,000 shares, and in August the Board authorized the grant of 15,000 options to the non-management directors of the Company.

Following is a table of options activity for the nine months ended September 30, 2006:

                                                                        Weighted
                                            Director &                  Average
                                             Employee    Non-Employee   Exercise
                                             Options       Options        Price
                                            ------------------------------------
 OPTIONS OUTSTANDING, January 1, 2006         351,483       80,000       $10.99
 Options granted                               34,900            -       $18.05
 Options expired                              (16,466)           -       $13.80
 Options exercised                            (11,093)           -       $ 8.39
                                            ---------     --------       ------
 OPTIONS OUTSTANDING, September 30, 2006      358,757       80,000       $11.51
                                            =========     ========       ======


The weighted average remaining contractual life for all options as of September 30, 2006 was approximately 7.8 years. At September 30, 2006, 188,755 options with a weighted average exercise price of $10.95 were fully vested and exercisable. Of the remaining 250,002 options, 17,302 options with a weighted average exercise price of $14.57 vest in the remaining months of 2006, 70,750 options with a weighted average exercise price of $15.25 vest in 2007, 21,425 options with a weighted average exercise price of $13.24 vest in 2008, 16,600 options with a weighted average exercise price of $11.17 vest in 2009, and the remaining 123,992 options with a weighted average exercise price of $9.54 vest at the discretion of the board of directors based on specific performance objectives of executive officers and a consultant, with minimum annual vesting of 11,500 and maximum annual vesting of 23,000.

The average fair value of each employee and director option granted in 2006 was approximately $4.72 and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

           Expected volatility                               55%
           Risk-free interest rate                           4.0%
           Expected life of options (in years)               4.0
           Expected dividends                                 0



Following is information related to options outstanding/exercisable at September 30, 2006:

                  Options Outstanding      Options Exercisable
                  -------------------      -------------------
                                                                    Weighted
                              Weighted                 Weighted      Average
                              Average                  Average     Contractual
     Range       Number of    Exercise   Number of     Exercise       Life
     -----        Options      Price      Options       Price         ----
                  -------      -----      -------       -----      (in years)
     $2.80         11,665      $ 2.80      11,665        $2.80         7.1
$8.60 - $10.00    247,150      $ 8.88     112,658        $9.22         7.7
$13.80 - $15.20   136,709      $14.52      47,757       $14.18         7.5
$18.61 - $20.20    43,300      $19.34      16,675       $19.08         9.1
                  -------      ------     -------       ------         ---

                  438,824      $11.51     188,755       $10.95         7.8
                  =======      ======     =======       ======         ===

The aggregate intrinsic value of options exercised in the nine months ended September 30, 2006 and 2005, based on a market price of $13.00 and $19.70, respectively, was $51,000 and $504,000, respectively. The aggregate intrinsic value of options exercisable at September 30, 2006 was $387,000 based on a market price of $13.00.

As of September 30, 2006, total compensation costs related to non-vested options, which had not yet been recognized was $496,000. The weighted average period over which such expense is expected to be recognized is 2.0 years.

(5) Business Segment Information
--------------------------------
The Company has two reportable segments: mercury emission control (MEC) and flue gas conditioning and other (FGC). All assets are located in the US and are not evaluated by management on a segment basis. All significant customers are US companies.

                  Three Months Ended September 30, 2006 (amounts in thousands)
                            MEC                 FGC                Total
                            ---                 ---                -----
Total revenue             $4,120               $328               $4,548
Segment profit (loss)       $889              $(93)                 $796


                  Three Months Ended September, 2005 (amounts in thousands)
                             MEC                FGC                Total
                             ---                ---                -----
Total revenue             $2,454               $661               $3,115
Segment profit              $556               $318                 $874

                  Nine Months Ended September 30, 2006 (amounts in thousands)
                             MEC                FGC                Total
                             ---                ---                -----
Total revenue             $9,875             $1,628              $11,503
Segment profit            $2,094               $387               $2,481

                  Nine Months Ended September 30, 2005 (amounts in thousands)
                             MEC                FGC                Total
                             ---                ---                -----
Total revenue             $6,013             $1,748               $7,761
Segment profit            $1,163               $709               $1,872

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

                                       Three Months Ended    Nine Months Ended
                                            Sept. 30,             Sept. 30,
                                       ------------------    ------------------
                                          2006       2005       2006       2005
                                       -------    -------    -------    -------
Total segment profit                   $   796    $   874    $ 2,381    $ 1,972
Non-allocated general & admin
   expenses                               (788)      (539)    (2,227)    (1,438)
Depreciation and amortization              (71)       (41)      (193)      (123)
Interest, other (expenses),
   income and taxes                        (65)       (46)       193         39
                                       -------    -------    -------    -------
   Net Income (Loss)                   $  (128)   $   248    $   154    $   450
                                       =======    =======    =======    =======


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

The principal risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; adverse weather; changes in federal income tax laws and federal funding for environmental technology/specialty chemicals programs; changes in federal and state governmental regulations; clarification of "market value" requirements by Congress or the Internal Revenue Service impacting our joint venture with NexGen; changes in governmental and public policy; the outcome of pending litigation regarding EPA regulations; permitting requirements; changes in market demand and cost/benefit analysis of our products and services; results of demonstrations of our technologies; construction of new coal-fueled power plants and significant retrofitting of existing plants; availability and pricing of coal compared to other energy sources; changes in relationships with key business partners; intellectual property protection of our technologies and availability of additional intellectual property necessary for our business; dependence on key employees; availability of skilled personnel; changes in economic conditions specific to one or more of our markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
--------
We provide environmental technologies and specialty chemicals to the coal-burning electric utility industry. Revenues are generated through (1) time and materials and fixed-price contracts for the emerging mercury emission control (MEC) market, several of which are co-funded by government (Department of Energy - DOE) and industry and (2) the sale of specialty chemicals and services for flue gas conditioning (FGC) and other applications.

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control in March 2005. The long-term growth of the MEC market for the electric utility industry will most likely depend on how industry chooses to respond to federal and state regulations, which are in various stages of enactment and challenge in the courts. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. We have recently seen a significant increase in new plant projects. DOE's latest report issued in 2006 includes 153 new projects totaling 93GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) DOE- and industry-funded contracts mentioned above, (ii) mercury testing services and
(iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by the implementation of enacted regulations. State regulations and increasing numbers of consent decrees are becoming the largest market driver for this part of our business. Although we expect this market to show steady growth over the next several years, more significant revenue growth is anticipated when federal regulations impact a significant portion of existing boilers.

The market for our FGC chemicals and services is relatively flat and is expected to continue to decline in the near-term but we are testing certain synergies with our mercury control technology that may provide opportunities for future growth. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important contribution to the overall profitability of the Company.

Thus far in 2006, we have signed contracts for eleven ACI systems to be delivered in 2006 and 2007, bringing the total number of ACI systems installed or currently in process to ten. In addition, one system was installed in partnership with a third party for whom we provided design services through a DOE contract. Revenue from ACI system contracts totaled $4.2 million for the nine months ended September 30, 2006 and $4.4 million is remaining to be recognized. We have historically bid on single unit contracts for ACI systems, but are now seeing a number of multi-unit contracts out for proposal.

Thus far in 2006, we have also signed two development and testing contracts with DOE with revenues totaling approximately $7.5 million, including industry cost share amounts, the services for which are expected to be performed over the period from contract signing through the fall of 2008. We were also awarded a $100,000 research grant from DOE in 2006 to develop an improved activated carbon manufacturing process, which activities are expected to be conducted over the next six months. Assuming no changes in government funding, we expect to recognize over the next several years the remaining revenue on the in-progress and new awards totaling $16.2 million as of September 30, 2006. We recognized $4.6 million related to DOE and industry co-funded contracts in the first nine months of 2006. We expect to recognize revenue from these contracts of approximately $6.8 million in total for 2006, including the revenue recognized in the first nine months. If further funding were not approved, the Company would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level. We expect DOE programs to represent a decreasing percentage of revenues over the next few years as we focus more on market growth for ACI systems and commercial testing and demonstrations in 2007, which tend to offer higher margins and faster implementation schedules.

On November 3, 2006, we closed the sale of a 50% interest in a joint venture with NexGen Refined Coal, LLC, an affiliate of NexGen Resources Corporation, to market our refined coal technology as further described in Part II. Item 5. Other Information below. We received a $100,000 non-refundable down payment from NexGen upon signing a Joint Venture Proposal on June 26, 2006, which has been included as deferred revenue at September 30, 2006. At closing, NexGen paid us $900,000 for its 50% interest. This payment is non-refundable. NexGen and ADA-ES are each obligated to pay 50% of the costs of operating the JV, which we estimate will amount to around $50,000 per month for the next several months.

As part of our strategy to address the growing MEC market, we are not only pursuing internal, organic growth, but we have also been and expect to be engaged in merger and acquisition (M&A) activities, particularly with respect to the vertical integration of our business to establish an invested role in the production and supply of activated carbon. The major revenue sources from the growing MEC market are expected to include engineering services, equipment sales and activated carbon supply. Our M&A activities have been and will likely be focused on candidates engaged in those businesses. The costs we incur in our M&A activities may be significant. Such costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of an acquisition and then subject to future impairment evaluations. During the quarter ended September 30, 2006 we determined that deferred charges amounting to approximately $412,000 related to our M&A activities incurred earlier in the year were no longer of future value and were therefore expensed. Such charges are included in Other expense and interest for the quarter ended September 30, 2006 in the accompanying financial statements.

Thus far in 2006 we have incurred $344,000 for project development costs, which costs have been deferred and are classified on the balance sheet as Other Assets. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of a long-term assets and then subject to future impairment evaluations.

Liquidity and Capital Resources
-------------------------------
We had a positive working capital of $17.1 million at September 30, 2006, compared to working capital of $17.0 million at December 31, 2005. The increase resulted from an increase in cash, offset by a decrease in short-term investments due to liquidation of certificate of deposits and fluctuations in operating assets and liabilities in the normal course of business. In addition to working capital, we had long-term investments in securities, accounted for as "available-for-sale" investments, of approximately $5.9 million and $5.7 million at September 30, 2006 and December 31, 2005, respectively. We intend to retain a portion of these investments to demonstrate strength in our financial position to support performance guarantees we have been and may continue to provide on sales of ACI systems. We may also use a portion of such investments and cash on hand to fund growth of the Company, which may include expansion of product offerings and strategic acquisitions. We believe that existing and expected future working capital, which we expect to come from positive cash flow, will be sufficient to meet the anticipated operating needs of the Company for the next twelve months. However, we cannot be certain that positive cash flow that we have achieved historically will continue, and it is possible that we could be required to expend some of our current working capital to fund operations, although we consider this unlikely. In addition, we may need to raise additional capital to fund strategic acquisitions.

Our principal source of liquidity is our existing working capital and positive operating cash flow. The continuation of positive cash flow is somewhat dependent upon the continuation of chemical sales and operations of the three flue gas conditioning (FGC) units currently in-place. Each of these units provided an average monthly cash flow of approximately $30,000 in 2005. One of these customers is performing a process upgrade expected to be completed in 2006 that may reduce or eliminate the requirement for FGC. Since the beginning of 2006, we performed a successful demonstration project at one plant that has resulted in continued chemical sales, although at a lower level and with a lower gross margin than existing customers. Unsatisfactory results for any of our FGC customers, which could be caused by a single factor (or some combination of factors) such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), changes in regulations, and/or overall cost/benefit analysis, at any of those units, are likely to result in a decrease or termination of the sale of chemicals for such units and a reduction in the cash flow we have historically received, thereby reducing that portion of our liquidity that has been provided by positive cash flow.

We have planned capital expenditures to sustain and improve ongoing operations for 2006 estimated at $460,000, which include planned expenditures for build out of space and office equipment to accommodate new employees, replacement of obsolete computers and office equipment and field equipment. We expect to fund these requirements out of existing working capital and cash flow from operations. Of this estimated total we have spent $419,000 through the nine months ended September 30, 2006.

Under our defined contribution and 401(k) pension plan, we match up to 5% of salary amounts deferred by employees in the Plan and contribute certain amounts based on the profits of the Company, which amounts are determined annually by our Board of Directors. During the nine months ended September 30, 2006 and 2005, we recognized $81,000 and $69,000, respectively, of matching expense; this expense is expected to amount to approximately $123,000 total in 2006. In the past, the Company has also made discretionary contributions to the Plan and employees. Based on results for 2005, the amount paid to the plan totaled $108,000 and was paid in the form of cash to the accounts of all eligible employees in February 2006. During the first nine months of 2006 and 2005, the Company accrued approximately $102,000 and $150,000, respectively, for such payments based on results for the respective periods.

We recorded net deferred tax assets of $241,000 and $340,000 as of September 30, 2006 and December 31, 2005, respectively. Based on existing R&D contracts supported by the DOE, the current industry and regulatory environment and other expectations of continuing work, the Company has determined that it is more probable than not that deferred tax assets will be realized in the future.

Cash flow from operations totaled $1,367,000 for the first nine months of 2006 compared to $715,000 for the same period of 2005. Cash flow from operations in 2006 increased from 2005 primarily as a result of increases in expenses paid with stock and stock options, and depreciation and amortization, offset by variations in operating asset and liability accounts due to fluctuations in the normal course of business. The 2006 operating cash flow was reduced by additional prepaid expenses and other assets totaling ($376,000) as a result of increases in prepaid insurance, deferred project development costs and interest receivable and a decrease in accrued expenses in the net amount of ($242,000). The 2006 operating cash flow was also increased as a result of a decrease in accounts payable totaling $841,000 and an increase in other liabilities totaling $265,000.

Net cash provided by investing activities was $200,000 for the first nine months of 2006 compared to cash used in investing activities of ($560,000) in the first nine months of 2005. In 2006, certificates of deposit were liquidated and held as cash, whereby proceeds from sales of securities exceeded purchases of securities. Such excess was offset somewhat by trading activity on investments to maintain a targeted portfolio balance and maximize earnings, as well as re-investment of gains that occurred during the period. The net increase in cash from investment activity was offset by a use of cash for purchases of property and equipment for the build-out of additional space in our current headquarters location to accommodate new employees and field equipment.

Cash provided by financing activities was $77,000 and $300,000 in the first nine months of 2006 and 2005, respectively. The decrease was due to the exercise of fewer stock options in 2006 and registration costs incurred in 2006 but related to stock sold in 2005. We may require additional debt or equity financing to support future growth, including potential acquisitions.

Results of Operations
---------------------
Revenues totaled $4,448,000 and $11,403,000 for the quarter and nine months ended September 30, 2006, respectively, versus $3,115,000 and $7,761,000 for the same periods in 2005, representing increases of 43% for the quarter and 47% for the first nine months of 2006. Revenues in the MEC segment for 2006 increased from the second quarter by $1,666,000 (68%), and FGC and other activities decreased by ($333,000) (51%). For the nine-month period, revenues in the MEC segment for 2006 increased by $3,862,000 (64%), and FGC and other activities decreased by $220,000 (13%). Based on contracts in hand and other anticipated projects, we anticipate that total revenues for 2006 will grow by approximately 35% from the 2005 level. We have been hiring personnel in response to the growth we have realized in the past and expect to achieve in 2006, and adequate resources of skilled labor have been and are expected to be available to meet anticipated needs.

Revenues in the first nine months of 2006 from the MEC segment were comprised of government and industry-supported contracts (47%), sales and installation of activated carbon injection (ACI) systems (42%) and consulting services (11%), compared to 60%, 14% and 26%, respectively, in the first nine months of 2005. While revenues from both the government and industry-supported contracts and the ACI systems sales increased from the first nine months of 2005 to the first nine months of 2006, the most significant growth occurred in the sales and installations of ACI systems, which increased $3.4 million. We expect growth in 2006 in the MEC segment to result primarily from sales of ACI systems in response to mercury emission control legislation and from existing and recently awarded government and industry-supported contracts. Activities in two of our DOE contracts are behind the original planned schedule due to the unavailability of one of the host sites and test results that did not meet project goals. Discussions with DOE have resulted in reallocating a portion of the remaining contract amounts to our other activities. Our contracts with the government are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. We believe, however, that we have complied with all requirements of the contracts and future adjustments, if any, will not be material. In addition, the federal government must appropriate funds on an annual basis to support these DOE contracts, and funding is always subject to unknown and uncontrollable contingencies.

FGC and other revenues decreased due to fewer shipments of chemical and revenues related to continuing customers. We expect FGC and other revenues in 2006 to be somewhat lower than 2005, as we believe that planned customer purchases for 2006 will be less than such purchases made in 2005.

Cost of revenues increased by $1,289,000 and $2,907,000, respectively, in the third quarter and first nine months of 2006 as compared to the same periods in 2005 as a result of increased revenues for the same periods. Gross margins were 29% and 34% for the quarter and nine months ended September 30, 2006, respectively, as compared to 40% and 40%, respectively, for the same periods in 2005. The decrease is a result of decreased margins in both the MEC and FGC and other segments as discussed below.

Cost of revenues for the MEC segment increased by $1,289,000 and $2,696,000, respectively, in the third quarter and first nine months of 2006, as compared to the same periods in 2005 as a result of the increased revenue generating activities noted above. Gross margins for this segment were 31% and 33% for the quarter and nine months ended September 30, 2006, respectively, as compared to 37% and 35%, respectively, for the same periods in 2005. The decrease in gross margins from the prior periods resulted from lower margins on ACI system sales where we have found that in order to maintain market share, we have had to decrease prices. The changes in MEC segment profits for periods under review are a result of the same factor.

Cost of revenues for the FGC and other segment remained flat and increased by $211,000, respectively, in the third quarter and first nine months of 2006, as compared to the same periods in 2005 also as a result of increased costs for development projects included in this segment. Gross margins for this segment were 2% and 34% for the quarter and nine months ended September 30, 2006, respectively, as compared to 51% and 55%, respectively, for the same periods in 2005. The decrease in gross margins from 2005 to 2006 is a result of increased FGC sales of a product we license from ARKAY Technologies, which carry a lower margin than historical FGC sales, lower margins typically recognized on the demonstration projects we carried out in 2006, and the increased costs in development projects noted above. FGC revenues primarily include chemical sales, which carry a higher margin than the fixed price and time and materials MEC revenues. FGC and other revenues comprised 13% of total revenues thus far in 2006, compared to 23% in 2005. The changes in the FGC segment profits for the periods under review are a result of the same factors.

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

General and administrative expenses increased by $287,000 or 42%, from $687,000 to $974,000, and by $863,000 or 46% to $2,736,000 in the third quarter and the first nine months of 2006, respectively. The dollar increase in 2006 resulted primarily from compensation expenses related to the implementation of SFAS 123R ($95,000 for the quarter and $249,000 for the nine months ended September 30, 2006); legal and increased director fees and expenses incurred to maintain compliance with public company regulations (approximately $50,000 for the quarter and $150,000 for the nine months); and facilities, benefits and other overhead expenses resulting from increases in number of employees (approximately $80,000 for the quarter and $150,000 for the nine months).

Research and development expenses increased by $84,000 or 38% in the third quarter of 2006, and $252,000 or 38% in the first nine months of 2006 as compared to the same periods in 2005. We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to continue to grow at a rate of about 10% annually for the next several years, with an expected increase of about 40% in total for 2006 compared to 2005.

Included in other expenses for the third quarter we recognized $411,000 of deferred costs related to our M&A activities as noted above. The Company had net interest and other income of $270,000 for the third quarter and $658,000 in the first nine months of 2006, as compared to $71,000 and $204,000 for the same periods in 2005. Interest and other income increased in 2006 due to an increase in invested balances and increasing interest rates.

Unrealized gains, net of tax, on investments in debt and equity securities amounted to $101,000 and $87,000, respectively, for the third quarter and first nine months of 2006 as compared to losses of ($35,000) and ($26,000) for the same periods in 2005. The gains recorded in 2006 are the result of increases in the market value of our equity investments. The losses incurred in 2005 were primarily the result of increasing interest rates, which correspondingly tend to decrease the market value of our investments in longer-term fixed-rate debt securities.

The deferred income tax provision for the first nine months of 2006 represents an effective tax rate of approximately 26%, which approximates the rate for the same period in 2005. During the preparation of its effective tax rate, the Company uses an annualized estimate of pre-tax earnings or loss. Throughout the year, this annualized estimate may change based on actual results and annual earnings or loss estimate revisions. Because the Company's permanent tax benefits expected for 2006 are relatively constant, changes in the annualized estimate may have a significant impact on the effective tax rate in future periods.

Critical Accounting Policies and Estimates
------------------------------------------
Significant estimates are used in preparation of our financial statements and include (1) our allowance for doubtful accounts, which is based on historical experience; (2) our valuation and classification of investments as "available-for-sale" securities, which is based on estimated fair market value;
(3) our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts; and (4) warranty reserves related to sales of ACI systems to cover performance guarantees that we provided on certain contracts. In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past from such audits, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $2.2 million on the consolidated balance sheet. Although we have performed an evaluation of the goodwill and intangible asset values which supports the recorded value, market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

Recently Issued Accounting Policies
-----------------------------------
Effective January 1, 2006, we adopted SFAS 123R using the modified prospective approach. See Note 3 to the consolidated financial statements for further details.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and expand disclosures about fair value measurements. Having a single definition of fair value, together with a framework for measuring fair value, is designed to result in increased consistency and comparability in fair value measurements. This FASB is effective for reporting period beginning after November 15, 2007. We are continuing to evaluate the impact and do not expect that adoption of this FASB will have a material impact on our financial statements.

In July 2006, The FASB Issued FIN No. 48, Accounting for Uncertainty in Income Taxes, which provides guidance for (1) recognizing and measuring tax positions taken or expected to be taken that affect amounts reported in the financial statements, and (2) for the income tax effects of tax positions that do not meet the threshold condition for recognition. This FIN will apply to fiscal years beginning after December 15, 2006. We are continuing to evaluate the impact and do not expect that adoption of this FIN will have a material impact on our financial statements.


Item 4. CONTROLS AND PROCEDURES
-------------------------------

Disclosure Controls and Procedures
----------------------------------
We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file with the Securities and Exchange Commission (SEC), is recorded, processed, summarized and disclosed within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place as of September 30, 2006, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that (i) we are able to record, process, summarize and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods and (ii) information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting
-----------------------------------------
The Company also maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.
During the Company's last fiscal quarter, we evaluated our disclosure controls and procedures and our internal controls over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006, and (ii) there have been no changes in such controls or in other factors that have materially affected, or are reasonably likely to materially affect, those controls.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

In January 2006, the Board of Directors authorized the issuance of 1,000 shares of common stock to each of the seven non-management directors of the Company (a total of 7,000 shares of common stock) representing a portion of their compensation for the period from October 2005 through September 2006. The shares were issued on February 2, 2006. The fair value of the shares issued totaled $154,000. The Company relied on the registration exemption contained in Section 4(2) of the Securities Act of 1933 for offerings not involving a public offering. The shares were issued to directors, each of whom were fully knowledgeable about the Company and its financial condition, and who were therefore capable of evaluating the merits and risks of owning the shares.

On January 27, 2006, the Company authorized the issuance of 19,900 common stock options to three employees of the Company solely in consideration for services rendered to the Company. The options are exercisable at $20.20 per share, the market price of the underlying shares on the date of grant. The Company relied on the registration exemption contained in Section 4(2) of the Securities Act of 1933 for offerings not involving a public offering. The options were issued to employees, each of whom were fully knowledgeable about the Company and its financial condition, and who the Company believes to be capable of evaluating the merits and risks of owning the options. The options are not transferable and can be exercised only by the employee or, under certain circumstances, their heirs or devisees. The options cannot be exercised until the underlying shares are registered with the SEC.

On August 3, 2006, the Company authorized the issuance of 15,000 common stock options to three non-management directors of the Company solely in consideration for services rendered to the Company. The options are exercisable at $15.20 per share, the market price of the underlying shares on the date of grant. The Company relied on the registration exemption contained in Section 4(2) of the Securities Act of 1933 for offerings not involving a public offering. The options were issued to directors, each of whom were fully knowledgeable about the Company and its financial condition, and who the Company believes to be capable of evaluating the merits and risks of owning the options. The options are not transferable and can be exercised only by the director while he or she remains a director of the Company. The options cannot be exercised until the underlying shares are registered with the SEC.

Item 5. Other Information.

On November 3, 2006, we closed the sale of a 50% interest in a joint venture (the "JV") with NexGen Refined Coal, LLC ("NexGen"), an affiliate of NexGen Resources Corporation, to market our refined coal technology ("Refined Coal Technology"), which reduces emissions of nitrogen oxides and mercury from certain, treated coals ("Refined Coal"). The JV's primary opportunity is based on tax credits available under Section 45 of the Internal Revenue Code ("Section 45 Tax Credits"), as it was amended by the American Jobs Creation Act of 2004 (the "2004 Act") for qualifying Refined Coal. Under the 2004 Act, a tax credit with a current value of approximately $5.60 per ton of Refined Coal can be earned for a period of ten years ending in or before 2019. Our Refined Coal Technology incorporates ADA-ES' patented chemical, which we developed for slagging boilers, and our expertise with sorbent-based mercury control technology. NexGen's affiliates have extensive experience and expertise with
Section 29 tax credits (which apply to the development of coal-bed methane gas), and we anticipate that NexGen's experience and expertise in this area will serve as a template for monetization of Section 45 Tax Credits in the Refined Coal area. We believe that our Refined Coal Technology is applicable to a target market of approximately 60 million tons of Refined Coal per year.

The JV will be carried out through a Colorado limited liability company called ADA-NexCoal, LLC ("ADA-NexCoal") which we formed on October 31, 2006. Under a Purchase and Sale Agreement, we sold a 50% interest in ADA-NexCoal to NexGen, which paid us $900,000 for its 50% interest. This $900,000 payment was in addition to a $100,000 non-refundable down payment NexGen paid us upon signing a Joint Venture Proposal on June 26, 2006, which has been included as deferred revenue at September 30, 2006. The detailed report of a demonstration of the related Refined Coal technology, which was a prerequisite to the final documentation, was also completed in that quarter. The $900,000 payment received on November 3, 2006 is non-refundable.

The JV will initially operate a business supplying chemicals, additives, equipment and technical services to cyclone fired boiler users (a "Chemicals Business"), but the JV's primary purpose is to seek and obtain approval from the United States Internal Revenue Service to qualify ADA Refined Coal for the
Section 45 Tax Credits (a "Section 45 Business"). If the JV succeeds in obtaining that approval and becomes a Section 45 Business, NexGen has the right to maintain its 50% interest by paying us an additional $4 million, in 8 quarterly payments of $500,000 each, beginning in the 4th quarter of 2007. NexGen can determine not to make those payments, but it if does so, it will forfeit a part of its interest in ADA-NexCoal in direct proportion to the amount of the $4 million that it elects not to pay. Once it fails to make any one payment, it cannot come back and reclaim its interest by making later payments.

Simultaneously with the execution of the Purchase and Sale Agreement, the parties entered into an Amended and Restated Operating Agreement governing the operation of ADA-NexCoal, which calls for NexGen and ADA-ES to each pay 50% of the costs of operating the JV, and specifies certain duties that ADA-ES and NexGen are obligated to perform as members of ADA-NexCoal to further the business purposes of the JV. We estimate those costs will amount to around $50,000 per month for the next several months. We also entered into a License Agreement with ADA-NexCoal pursuant to which we licensed certain patents and know-how (the "Licensed Property") to ADA-NexCoal on a fully paid-up, royalty-free, non-transferable and exclusive basis, to allow it to exploit our Refined Coal Technology for the cyclone-fired boiler market. Pursuant to the License Agreement, we are required to provide technical assistance without charge to the JV relating to the development, marketing and deployment of the Licensed Property and, with certain limitations, to prosecute, maintain and defend the patents that are a part of the Licensed Property, take appropriate steps to protect the know-how and trade secrets comprising a part of the Licensed Property, and indemnify and hold ADA-NexCoal harmless in the event the Licensed Property infringes the intellectual property of any third party.

Finally, we entered into a Chemicals, Equipment and Technical Services Supply Agreement with ADA-NexCoal pursuant to which we will supply the JV with certain chemicals, additives, equipment and technical services to facilitate the purposes of the JV. ADA-NexCoal will pay us standard charges for the chemicals, additives, equipment and technical services it will supply to the JV, on a "most-favored" nation basis.

Item 6. Exhibits

Exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

10.1 License Agreement dated as of November 3, 2006 by and between ADA-ES, Inc. and ADA-NexCoal, LLC.
10.2 Chemicals, Equipment, and Technical Engineering Services Supply Agreement dated as of November 3, 2006 by and between ADA-ES, Inc. and ADA-NexCoal, LLC.
10.3 Purchase and Sale Agreement dated as of November 3, 2006 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and ADA-NexCoal, LLC.
10.4 Amended and Restated Operating Agreement of ADA-NexCoal, LLC dated as of November 3, 2006 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and ADA-NexCoal, LLC.
31.1* Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)
31.2* Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)
32*     Certification Pursuant to 18 U.S.C. Section 1350

* These certifications are "furnished" and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.


SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADA-ES, Inc.
                                          ------------
                                          Registrant

Date: November 7, 2006                    /s/ Michael D. Durham
                                          ---------------------
                                          Michael D. Durham
                                          President and Chief Executive Officer


Date: November 7, 2006                    /s/ Mark H. McKinnies
                                          ---------------------
                                          Mark H. McKinnies
                                          Chief Financial Officer

                                  EXHIBIT INDEX

10.1 License Agreement dated as of November 3, 2006 by and between ADA-ES, Inc. and ADA-NexCoal, LLC.
10.2 Chemicals, Equipment, and Technical Engineering Services Supply Agreement dated as of November 3, 2006 by and between ADA-ES, Inc. and ADA-NexCoal, LLC.
10.3 Purchase and Sale Agreement dated as of November 3, 2006 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and ADA-NexCoal, LLC.
10.4 Amended and Restated Operating Agreement of ADA-NexCoal, LLC dated as of November 3, 2006 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and ADA-NexCoal, LLC.
31.1* Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)
31.2* Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a)or 17 CFR 240.15d-14(a)
32*     Certification Pursuant to 18 U.S.C. Section 1350

*These certifications are "furnished" and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.