Form 10-K
period 2006-12-31
ADA-ES INC
filed 2007-03-27
CIK 1223112

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-50216

ADA-ES, INC.
(Name of registrant as specified in its charter)

Colorado	84-1457385
(State of incorporation)	(IRS Employer
Identification No.)

8100 SouthPark Way, B, Littleton, Colorado    80120
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code): (303) 734-1727

Securities registered under Section 12(b) of the Exchange Act:

Title of class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange
Act. [   ] Yes [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ] Yes [ X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]      Accelerated filer [ X ]     Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) [   ] Yes [ X ] No

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2006 was $96,503,000

As of March 15, 2007, there were outstanding 5,635,137 shares of the Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE:

In Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders currently scheduled to be held on June 19, 2007, are incorporated by reference.

PART I

Item 1. Business

Abbreviations We Use in this Report

     “ADA-ES,” “the Company,” “we,” “us,” or “our” refer to ADA-ES, Inc., a Colorado corporation, and its consolidated subsidiaries. Other abbreviations we use in this Report include:

o	ACI = activated carbon injection
o	ADA-249M = our patented slag viscosity modifying compound
o	CAMR = Clean Air Mercury Rule
o	CEMS = continuous emission monitoring system
o	DOE = the United States Department of Energy
o	EPA = United Stated Environmental Protection Agency
o	EPRI = the Electric Power Research Institute
o	ESP = electrostatic precipitator
o	FGC = flue gas conditioning
o	MEC = mercury emission control
o	PAC = powdered activated carbon
o	PRB = Powder River Basin

Business Purpose and Strategy
ADA-ES, Inc. was incorporated in Colorado in 1997, and develops and implements proprietary environmental technology and provides specialty chemicals that enable coal-fueled power plants to enhance existing air pollution control equipment, maximize capacity and improve operating efficiencies. We are positioned to capitalize on the emerging market for mercury emission controls (MEC) through the supply of powdered activated carbon, injection systems, mercury measurement instrumentation, and related services. We have established key business relationships with Arch Coal, Inc., NexGen Resources Corporation (“NexGen”) and Thermo Electron Corporation (“Thermo”). ADA-ES became a “stand-alone” public company through a “spin-off” from its parent company, Earth Sciences, Inc. in September 2003. We have one wholly-owned subsidiary called ADA Environmental Solutions LLC, in which all of our business is performed.

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

Our major activities include sales of equipment, field testing and services related to the emerging market for mercury emission control (“MEC”) for coal-fired boilers used in electric generation, development and marketing of our refined coal technology in a joint venture with NexGen called Clean Coal Solutions, LLC, the sale of flue gas conditioning equipment and chemicals, and other chemicals and technologies for such boilers (“FGC”).

Overview of the Last Five Years
During our last five fiscal years, we (a) substantially increased our MEC business through government and industry funded field demonstration contract work, including work under existing and new contracts and a growing number of commercial activities; (b) in 2006 entered into a joint venture with NexGen to develop and market our refined coal technology; (c) continued our position in the FGC business through continued chemical sales and service; and (d) provided other chemicals and technologies for coal-fired boilers.

In August 2004 and October 2005, we sold shares of our common stock to a limited number of private investors. We were granted a listing on what is now called the NASDAQ Capital Market (formerly the NASDAQ Small Cap) shortly after completion of the private share offering in 2004.

Thus far in 2007, we (a) commenced work on five additional activated carbon injection (“ACI”) systems to be delivered later in 2007 and in 2008, and continued work on eight (8) other ACI systems to be delivered at various times in 2007 and 2008, (b) continued work on government- and industry-supported contracts for field testing, installation and evaluation of mercury control systems at several sites, (c) continued to supply FGC chemicals to several plants and began preparations to demonstrate FGC technology at an additional plant, and (d) through a joint venture with NexGen, commenced development and marketing of our refined coal technology. We describe these activities and those in the preceding paragraphs in greater detail below.

Financial Information for Industry Segments
We have two reportable segments: MEC and FGC and other. Financial information concerning these reportable segments can be found in the Financial Statements filed as a part of this Report, in Footnotes 1 – Segment Information, and 11 – Business Segment Information, and that information is incorporated by reference here.

Our Business in Detail

Market for Our Products and Services
The primary drivers for many of our services are new environmental regulations and the deregulation of the utility industry. Environmental regulations, such as the 1990 Clean Air Act Amendments, the 2005 Clean Air Mercury Rule (“CAMR”), various state regulations and permitting requirements for new power plants are requiring utilities to reduce emission of pollutants, such as sulfur dioxide, nitrogen oxides, and mercury. Mercury regulations at the national and state levels are expected to require large mercury emission reductions at the nation’s 1,100-plus coal-fired units, which emit approximately 48 tons of mercury per year. Based on a 2005 National Coal Council report, coal powers more than 50% of all electricity produced in the United States, and the United States reserves are estimated to be capable of serving demand for the next 250 years. Early DOE studies indicate that the estimated cost to control these emissions will be $2-$5 billion annually. We are positioning ourselves to be a key supplier of equipment and services to the market that first began in 2005, and is developing rapidly as a result of this regulatory environment. The markets that will be affected by new regulations are the same ones in which we currently operate. In addition, the systems and products required for mercury controls fit well with our existing products and capabilities.

Following widespread disappointment and legal challenges to CAMR, in November 2005 the State and Territorial Air Pollution Program Administrators and the Association of Local Air Pollution Control Officials (STAPPA/ALAPCO), the two national associations of air pollution control agencies throughout the United States, have developed a model rule entitled, “Mercury from Power Plants: A Model Rule for States and Localities” in response to concern that CAMR was inconsistent with the requirements of the Clean Air Act, and would not result in adequate reductions in emissions of mercury from coal-fired power plants to protect public health. The STAPPA/ALAPCO model rule provides state and local governments with the tools needed to obtain reductions in mercury emissions necessary to meet the requirements of the Clean Air Act. Specifically, the model describes two options for state and local governments that wish to develop utility mercury rules that are more protective of public health and the environment than EPA’s regulation, and contains model rule language for both. The phased timing proposed in the model rule allows power generators to consider mercury specific control technologies, or alternatively, control technologies that reduce mercury as an added benefit when reducing other air pollution emissions. The model rule provides compliance options using two phases, the use of annual rolling averages, and averaging of emissions across sources at a facility; and may well provide the flexibility to prevent any threat to a source’s ability to continue to generate power. As compared with either maximum achievable control technology (MACT) regulation, or CAMR, we believe the STAPPA/ALAPCO model rule better reflects the capabilities of mercury control technologies that are commercially available today and gives power generators options in selecting the most cost effective approach for each plant. As of mid-February 2007, there are 12 states with mercury control rules and 13 states considering regulations more stringent than CAMR.

In addition to environmental regulations, the coal burning electric power generation industry is also impacted by the ongoing deregulation of the utility business. Historically, public utilities have been able to pass capital and operating costs on to customers through rate adjustments. However with deregulation, utility companies face competitive challenges requiring them to better control capital spending and operating costs. These changes increase the need for cost-effective retrofit technologies that can be used to enhance existing plant equipment to meet the more stringent emission limits while burning less expensive coals. We have entered this market with (1) mercury control technology that has been demonstrated to effectively reduce mercury emission over a broad range of plant configurations and coal types, (2) our proprietary chemical conditioner that offers both technical and economic advantages over the hazardous chemicals that have been and continue to be in use, and (3) products, such as Cyclean, that provide utilities flexibility in choosing the grade of fuel they can burn. The Company has established itself as a leader in the mercury control market, received ten new orders for commercial mercury control systems in 2006, and has commenced work on an additional five new systems through February, 2007. Our programs have been demonstrated to be effective, even in difficult application, and have also been shown to be cost effective, in many cases reducing the costs associated with mercury control to less than 20% of initial cost estimates.

Government and Industry-Supported Contracts
The United States Department of Energy (DOE) issues solicitations from time to time for various development and demonstration projects. DOE solicitations range in subject matter, and we submit bids for those solicitations that fit our mission and strategic plan. The bids involve a proposed statement of work, and contracts are negotiated with successful bidders to perform the specified work. The contracts with the DOE are known as Cooperative Agreements and are considered financial assistance awards. We are currently participants in six such agreements and will participate with another company as a subcontractor. Generally, the agreements cover the development and/or demonstration of air pollution control technologies for coal-fired power generating plants. The work may involve designing and fabricating equipment, installing the equipment at power plants, testing the equipment, preparing economic studies, and preparing various reports. The deliverables required by the agreements include various technical and financial reports that we submit on a prescribed schedule. The agreements require us to perform the negotiated scope of work, which includes testing/demonstrating various air pollution control technologies. The agreements with the DOE provide that any inventions we create as a result of the work become our property. We also expect to act as a subcontractor on a DOE contract to develop and demonstrate a novel process to capture carbon dioxide from coal-fired power plants. The project is expected to start in the next few months and last for three years.

The agreements with DOE generally require industry cost share, which is considered a key component to the viability of the project and which may take the form of cash contributions and/or in-kind contributions of material and services. The industry cost share percentages on the mercury projects in which we are involved range from 25% to 50%. Typically, the utility host site for the demonstration project provides a considerable amount of the cost share with other interested industry partners also providing funding, either individually or through EPRI (the Electric Power Research Institute). To the extent that the required cost share is not provided by industry partners or EPRI, ADA-ES provides the balance by reducing the revenues it would otherwise recognize on the work performed. We expect the power industry’s interest in these and future projects to continue to grow.

We currently participate in DOE and industry contracts totaling $32.3 million, of which $15.5 million represents contracts directly with DOE. We recognized revenues in 2006, 2005 and 2004 from these DOE/industry-funded contracts totaling $7.0 million, $4.3 million and $4.2 million, respectively, which comprised 45%, 39% and 49% of our total revenues for those respective periods. Of these amounts, $3.7 million, $2.3 million and $2.4 million in 2006, 2005 and 2004, respectively, were revenues directly from DOE. We retain the rights to commercialize any products we develop under the activities of these contracts. These contracts are subject to audit and potential adjustment as to amounts already received. The Company has not been affected materially by adjustments mandated by government audits; however, government audits for the years 2002 through 2006 have not yet been finalized. These contracts are also subject to annual appropriation of funds by Congress, and although continued funding is considered probable, we cannot be certain that the government will continue to approve funding for these contracts in future budgets or at similar levels. Assuming no changes in funding, future revenues from current contracts in progress total $13.2 million, of which we expect to recognize approximately $7.0 million in 2007.

Commercial Mercury Emissions Control
During 2006, we signed contracts for ten activated carbon injection (ACI) systems for mercury emission control, and thus far in 2007 we have commenced work on five additional ACI systems under “notices to proceed,” with the expectation that final contracts will be signed within the next month. We expect to receive additional orders for up to six more systems, based on options for those systems which we believe the customers will exercise as part of those contracts. The contracts contain delivery milestones, which we expect to meet. Certain of the agreements provide for liquidated damages if we are unable to meet certain delivery obligations, except for delivery failures that are out of our control. Since the market for commercial systems commenced in 2005 we have met all of the delivery milestones under our contracts. If a customer elects early termination of an agreement not due to any fault of ours, we will be entitled to reimbursement for all costs incurred in performing the agreements through the date of termination, including costs incurred in terminating our performance and costs incurred to any subcontractors. We are recognizing revenue on these agreements on the percentage of completion method. The value of the uncompleted portion of outstanding contracts at December 31, 2006, totaled $3.3 million, all of which is expected to be recognized in 2007.

In December we terminated our Market Development Agreement (“MDA”) with Norit Americas, Inc. (“Norit”). Under the MDA, we had been working exclusively with Norit to develop the North American market for powdered activated carbon injection systems and sorbents for purposes of reducing mercury emissions from coal-fired boilers. During 2006 we also terminated our exclusive marketing arrangement for ACI systems with ALSTOM Environmental Control Systems (“Alstom”). The joint activities conducted separately with Norit and Alstom were not meeting the expectations of the parties.

In March 2007, we executed a Memorandum of Understanding (“MOU”) with Calgon Carbon Corporation (“Calgon Carbon”). Under the MOU we will collaborate on an exclusive basis with Calgon Carbon to jointly develop products and services for the control of mercury emissions from coal-fired power plants. We believe this relationship will assist us in meeting the near term needs of our customers.

We believe that the terminations of the MDA with Norit and the marketing arrangement with Alstom will not have a material adverse effect on our business or results of operations. (See “Key Business Relationships,” below.)

Clean Coal Solutions
On November 3, 2006, we established a joint venture (“JV”) with NexGen Refined Coal, LLC, an affiliate of NexGen Resources Corporation (“NexGen”), to market our patented refined coal technology (“Refined Coal Technology”), which reduces emissions of nitrogen oxides and mercury from certain, treated coals (“Refined Coal”). The JV will be carried out through a Colorado limited liability company called Clean Coal Solutions, LLC (“Clean Coal”). The JV’s primary opportunity is based on tax credits available under Section 45 of the Internal Revenue Code (“Section 45 Tax Credits”), as it was amended by the American Jobs Creation Act of 2004 (the “2004 Act”) for qualifying Refined Coal. Under the 2004 Act, a tax credit with a current value of approximately $5.60 per ton of Refined Coal can be earned for a period of ten years ending in or before 2019. Our Refined Coal Technology incorporates our patented chemical, which we developed for slagging boilers (see discussion of AD-249M below), and our expertise with sorbent-based mercury control technology. NexGen’s affiliates have extensive experience and expertise with Section 29 tax credits (which apply to the development of syn-fuels), and we anticipate that NexGen’s experience and expertise in this area will serve as a template for monetization of Section 45 Tax Credits in the Refined Coal area. We believe that our Refined Coal Technology is applicable to a target market of approximately 60 million tons of Refined Coal per year, which would amount to a market potential to Clean Coal of approximately $150 million a year.

We formed Clean Coal on October 31, 2006, and shortly thereafter sold a 50% interest in Clean Coal to NexGen’s affiliate for which we were paid $900,000. This $900,000 payment was in addition to a $100,000 non-refundable down payment NexGen paid us upon signing a Joint Venture Proposal on June 26, 2006. The detailed report of a successful demonstration of the Refined Coal Technology, which was a prerequisite to execution of final documentation, was also completed in the third quarter of 2006. The $900,000 payment received on November 3, 2006 is non-refundable. The total payment of $1 million, net of an estimated tax and the minority interest in the JV amounting to $381,000, has been included in our shareholders’ equity. Included in our operating loss for 2006 are net costs totaling $486,000 related to our Refined Coal effort, which from a cash flow standpoint were offset by the non-refundable payments from NexGen, but no gain or revenue was recorded as a result of those payments.

The JV will initially operate a business supplying chemicals, additives, equipment and technical services to cyclone fired boiler users (a “Chemicals Business”), but the JV’s primary purpose is to seek and obtain approval from the United States Internal Revenue Service to qualify ADA Refined Coal for Section 45 Tax Credits (a “Section 45 Business”). If the JV succeeds in obtaining that approval and becomes a Section 45 Business, NexGen has the right to maintain its 50% interest by paying us an additional $4 million, in 8 quarterly payments of $500,000 each, beginning in the fourth quarter of 2007. NexGen is not obligated to make those payments, but it if does not do so, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount of the $4 million that it elects not to pay. Once it fails to make any one payment, it cannot come back and reclaim its interest by making later payments.

Simultaneously with the execution of the Purchase and Sale Agreement, the parties entered into an Amended and Restated Operating Agreement governing the operation of Clean Coal, which requires NexGen and ADA-ES to each pay 50% of the costs of operating the JV, and specifies certain duties that ADA-ES and NexGen are obligated to perform as members of Clean Coal to further the business purposes of the JV. Our share of these costs amounted to less than $10,000 in 2006. We estimate that our share of those costs will average approximately $25,000 per month for the next several months. We also entered into a License Agreement with Clean Coal pursuant to which we licensed certain patents and know-how (the “Licensed Property”) to Clean Coal on a fully paid-up, royalty-free, non-transferable and exclusive basis, to allow it to exploit our Refined Coal Technology for the cyclone-fired boiler market. Pursuant to the License Agreement, we are required to provide technical assistance without charge to the JV relating to the development, marketing and deployment of the Licensed Property and, with certain limitations, to prosecute, maintain and defend the patents that are a part of the Licensed Property, take appropriate steps to protect the know-how and trade secrets comprising a part of the Licensed Property, and indemnify and hold Clean Coal harmless in the event the Licensed Property infringes the intellectual property of any third party.

Finally, we entered into a Chemicals, Equipment and Technical Services Supply Agreement with Clean Coal pursuant to which we will supply the JV with certain chemicals, additives, equipment and technical services to facilitate the purposes of the JV. Clean Coal will pay us standard charges for the chemicals, additives, and technical services we supply to the JV. If we choose to supply equipment to the JV we have agreed to do so at our cost.

Current activities of the JV include marketing calls and visits to numerous potential customers, planning for two product demonstrations expected to be conducted in 2007 and work to obtain clarification of the Section 45 Tax Credits details.

FGC
We have developed technologies for conditioning flue gas streams from coal-fired combustion sources that allow existing air pollution control devices to operate more efficiently. Through various suppliers and contractors, we are able to manufacture engineered units for each individual application. The units mix, pump and monitor the feed of proprietary chemical blends. The chemical blends are applied to the flue gas streams by a pressurized system of specially designed lances and nozzles. Such treatment of the flue gas stream allows for more effective collection of fly ash particles that would otherwise escape into the atmosphere. Our technology also has application in the cement and petroleum refining industries where particulate emissions are being or need to be controlled. We are not currently pursuing the non-utility markets aggressively since the profit margin potential for these customers is considered to be less as a result of lower chemical usage by these industries.

We currently have three operating FGC units installed at coal-fired utilities in Illinois, Iowa and Louisiana. Revenues from sales of equipment and chemicals to FGC customers in 2006, 2005 and 2004 and other FGC contract work totaled $1.7 million, $1.9 million and $2.1 million, respectively. One FGC customer has informed us that they intend to minimize their chemical purchases commencing in 2007, with the expectation that they will cease chemical usage altogether once they complete anticipated equipment changes. As such, revenues related to FGC are expected to decrease to approximately $1.1 million in 2007. We expect to perform a demonstration during 2007 that may result in future purchases of chemicals. We cannot be certain that the demonstration will be successful or that future revenues will result from that demonstration.

ADA-249M
Since 2000, we have produced and sold a specialty chemical, called ADA-249M, which is designed to save utility companies with cyclone furnaces significant costs each year through reduced fuel costs, enhanced operational flexibility and improved marketability of combustion by-products. We expect that Clean Coal will pursue future applications for ADA-249M that are a part of our Refined Coal Technology as applied to cyclone coal-fired boilers.

ADA-249M is a patented product designed to modify slag viscosity. ADA-249M is a blend of iron oxides, mineralizers, and flow enhancers that is added to the PRB coal prior to combustion in order to create the proper slag layer for combustion within the cyclone barrel. In application at the utility, ADA-249M is conveyed mechanically from a supply delivered via dump truck to a hopper. From there ADA-249M is fed by screw and belt conveyors to the coal feeders. The addition of ADA-249M to the coal results in more coal burning in the cyclone, less carbon in the fly ash, better precipitator performance, reliable slag tapping, and more bottom ash to sell. We design and sell the delivery system and the continuing supply of chemical. During 2006 we ended the joint venture we had established with Arch Coal Inc. to jointly market the ADA-249M product.

Sales related to ADA-249M are recorded in the FGC and Other segment and were $60,000, $327,000 and $355,000 in 2006, 2005 and 2004, respectively.

Key Business Relationships
Over the past several years we had developed key relationships with companies in our industry that are much larger than us (e.g. ALSTOM Environmental Control Systems (“Alstom”), Norit, Thermo Fisher Scientific Inc. (“Thermo”), and Arch Coal), and entered into agreements that defined those relationships. All of those agreements could be terminated by the passage of time, through notification from the other party or our failure to obtain a certain share of the market defined in the agreements. During 2006, at our election, we terminated the agreements with Alstom, Norit and Arch Coal. Although we had expected these relationships to bolster the position we believe we hold in the industry, we found that such agreements were in fact serving to limit our flexibility and commitment to the large market that appears to be emerging from regulations to limit mercury emissions from coal burning power plants. We do not believe the loss of these relationships will impede our ability to secure business from the emerging mercury control market. (See the discussion above under the captions “ADA-249M” and “Commercial Mercury Emissions Control.”)

Cooperative Agreement with Thermo Fisher Scientific Inc.
In April of 2004 we entered into a cooperative agreement with Thermo to develop a continuous emission monitoring system (“CEMS”) for the measurement of mercury in flue gas. Under this agreement, Thermo, the leading supplier of stack gas monitors to the U.S. power generation market, designed and manufactured the mercury CEMS. We conducted extensive field validation prior to the product’s commercialization in late 2005, and we continue to test and provide feedback regarding the CEMS. The Federal legislation for reducing power plant mercury emissions, which is being litigated by several states and environmental groups, has generated the need for enhanced flue gas mercury removal technology and the associated requirement to validate its performance via continuous emission monitoring. This challenging monitoring application requires extensive field studies under a broad range of flue gas matrices and operating conditions. The arrangement with Thermo provides a unique opportunity to accelerate the evaluation of sorbent injection based mercury removal systems and concurrently demonstrate the suitability of Thermo’s mercury CEMS.

Under the terms of the agreement with Thermo:

o	Thermo is responsible for design of hardware, firmware software and overall product development as well as manufacture of commercial versions of the CEMS;
o	we are responsible for field validation and performance feedback and, during 2006, 2005 and 2004 paid Thermo $781,000, $271,000,and $168,000, respectively, for technical services and hardware;
o

activities under the Cooperative Agreement were completed in May 2005, although we continue to test and provide feedback on the CEMS, Thermo is now manufacturing, marketing and selling mercury CEMS and we have the ability to purchase from Thermo all of our requirements for mercury CEMS;

o	under a separate distribution arrangement, we may sell the Thermo CEMS only in conjunction with our mercury control technology and will receive a 25% discount from Thermo’s published price list; and
o	either party may terminate the distribution arrangement upon 120 days written notice to the other party.

Other Consulting Services
We also offer consulting services to assist utilities in planning and implementing strategies to meet new government emission standards requiring reductions in sulfur dioxide, nitrogen oxide, particulates and mercury. We are also developing and testing new chemical blends expected to aid coal-burning utilities in the variety of problems that may be encountered in switching to lower cost coals. We received funding for a portion of the development and testing activities from an industry partner that has a strategic interest in the technology. Total revenues from other consulting services approximated $1.5 million, $3.0 million and $600,000 in 2006, 2005 and 2004, respectively, most of which related to the mercury emission control segment.

Competition
The commercial mercury control market for existing coal-fired electric utilities is emerging as a result of the enactment of state and federal regulations that for the first time in U.S. history are requiring those utilities to control mercury emissions. We estimate that there are approximately 1,100 individual units (several may be located on one site) in excess of 25 megawatts of generating capacity that could be impacted by these regulations. Regulations currently exist that require new coal-fired plants to control mercury emissions. There are as many as 50 new coal-fired power plants in the United States under various stages of development, all of which have requirements for mercury emission control. Through 2006, our mercury control technology has been demonstrated on a full scale at over 30 plants, generally yielding over 90% mercury control on most applications. In addition, our approach to mercury control is quite cost effective, in many cases reducing costs associated with mercury control to less than 20% of initial cost estimates. Our experience in installing full scale demonstration plants, together with our practice of providing users with performance guarantees, as well as the cost effectiveness of our methodology, are our principal methods of competing in this market. We have responded to several hundred bid requests for activated carbon injection systems, over one hundred of which we believe are likely to proceed to orders between now and 2010. The capital equipment expected to be required by each unit ranges from approximately $750,000 to $1 million, and the sorbent requirements per unit are estimated to range from approximately $1 to $2 million per year. We are aware of other companies, including Babcock Power, Wheelabrator and Sorbent Technologies, that have responded to requests for commercial bids for mercury control systems. With the new work commenced in 2007 we believe we have greater than 50% of the existing market. As this market matures, we expect competition will increase, primarily in the sorbent supply arena (activated carbon or other). See the discussion above under the caption “Market for Our Products and Services.”

Our primary competition in the FGC arena is conventional FGC technology using either sulfur trioxide or a combination of sulfur trioxide and ammonia. This technology has been available commercially since the 1970‘s and is offered by Chemithon Engineers Ltd., Wahlco, Inc. and Benetech, in a variety of forms. Conditioning of fly ash by injecting small amounts of sulfur trioxide into the flue gas is a well-proven technique for improving performance of the electrostatic precipitator (ESP). Sulfur trioxide conditioning loses its effectiveness in applications with temperatures over 350 degrees F. The capital costs of conventional FGC technology are in excess of $1 million. Injection of water mist into the flue gas stream is also a known technique for improving performance of the ESP in certain applications and is offered by EnviroCare, Inc. The capital cost of a water injection system is typically $200,000-300,000. A typical ADA-ES system costs between $300,000-600,000. We have also introduced a product shown to be effective in the 300-750 degree range that is suitable for intermittent application and can augment a sulfur trioxide system and help to avoid use of ammonia. The competitive advantages of our FGC technology include an effective temperature range of 300 to 900 degrees F; a simple injection system; a non-toxic conditioner that will not become a secondary pollutant; and chemicals that are safer and easier to handle on site. The different products in the industry which aid ESP performance primarily compete on the basis of performance and price. We usually arrange for a full-scale demonstration of our products to potential customers prior to selling our systems and chemicals for use on a continual basis.

With respect to our Refined Coal Technology and ADA-249M, there are no major barriers to use of our products in the market, however, utility companies are generally slow to embrace new technologies when they perceive any potential for disruption in the production of electricity. Potential competition for these products may be magnetite, iron ore and coal blends. Even though there is currently no significant competition, the market for this product has been slow to emerge but is expected to accelerate as recent consent decrees requiring mercury emission control in several states are beginning to impact the market.

Patents
We have received eight patents and have an additional five patent applications pending relating to different aspects of our technology. The Company’s existing patents have terms of 17 years measured from the application date, the earliest of which was in 1995. Although important to protect our continuing business, we do not consider any of such patents to be critical to the ongoing conduct of our business, with the exception of the patents and intellectual property rights licensed to Clean Coal Solutions as noted above.

Supply of Chemicals for Our Customers
We typically negotiate blending contracts that include secrecy agreements with chemical suppliers located near major customers. These arrangements minimize transportation costs while assuring continuous supply of ADA-ES proprietary chemical blends. We have operated under these arrangements since the spring of 1999. They are generally renewed on an annual basis. We are investigating several near-term and long-term alternatives to assure the supply of activated carbon to our customers.

Development of Proposed Activated Carbon Manufacturing Facility
We believe that the supply of activated carbon (“AC”) needed for the developing mercury emissions control market will be unable to meet the demand for the material as early as 2010. We commissioned a market study from a third pary to address the current worldwide production and expected future demand for activated carbon in both the conventional water treatment markets and the developing mercury control market. This study documented that the current U.S. market for activated carbon, which is primarily for water treatment, is approximatedly $200 million per year. With regulations in place today to reduce mercury emmisions, this could more than double by 2010, and in addition, if a more stringent federal regulation comes into effect, the demand could more than triple by that time. As a result, we have been investigating the possibility of either purchasing or developing a facility to manufacture activated carbon. We are currently advancing plans to develop such a facility “from scratch,” while pursuing the parallel possibility of entering into a collaborative project with an existing AC manufacturer to increase capacity. We have committed approximately $4 million for the preparatory phase of this project, including plant location, design and permitting, as well as determining and sourcing key capital equipment that would be required for such a facility. A large-scale production facility, which is expected to cost in excess of $200 million to develop, and which will have the capacity to produce approximately $100 million on activiated carbon per year, is being designed to maximize efficiency and produce the most cost-effective product for the MEC market. Such a project will require supplementary financing, and we are pursuing that during the preparatory phases as well. We anticipate that financing will involve a combination of equity and debt funding from financial and strategic partners.

Raw Materials, Contract Installation and Working Capital Practices
We purchase equipment from a variety of vendors including Norit, for the engineered ACI systems, components and other equipment we manufacture and/or provide. Such equipment is available from numerous sources. We typically subcontract the major portion of the construction labor associated with installation of such equipment, again from a variety of vendors, usually those located near the work site. We purchase our proprietary FGC, Refined Coal and ADA-249M chemicals through negotiated blending contracts with chemical suppliers generally located near each major customer. The chemicals used are readily available, and there are several chemical suppliers that can provide us with our requirements. We do not maintain any significant amounts of inventory for any of our business segments, nor do we provide any extended payment terms to our customers. We typically provide equipment warranties and performance guarantees related to our ACI systems (see the discussion below under “Risk Factors” and Footnote 7 – Commitments and Contingencies in the Financial Statements filed as a part of this Report).

Seasonality of Activities
The sale of FGC chemicals depends on the operations of the utilities to which such chemicals are provided. Our FGC customers routinely schedule maintenance outages in the spring of each year. During the period of such outages, which may range from two weeks to over a month, no FGC chemicals are used and purchases from us are correspondingly reduced. The other aspects of our business are not seasonal in any material way.

Dependence on Major Customers
During 2006, we recognized 45% of our revenue from services provided directly or as a subcontractor under contracts to the U.S. government and industry as discussed above under “Government and Industry-Supported Contracts”, involving mercury control systems. (See also Notes 4 and 8 to the Consolidated Financial Statements included elsewhere in this Report). In 2006, we supplied ACI systems to six customers. We recognized 15% of our revenue in 2006 from The Babcock & Wilcox Company in Ohio and 11% from PSEG Fossil LLC in New Jersey. ADA-ES’ own sales staff markets our technology through trade shows, mailings and direct contact with potential customers.

Backlog Orders
As of December 31, 2006, we had contracts in progress for supply of ACI systems totaling approximately $3.3 million which we expect to complete and realize in 2007. As noted above with regard to our DOE and industry funded R&D contracts, assuming no changes in funding, future revenues from current contracts in progress total $13.2 million, of which we expect to recognize approximately $7.0 million in 2007. Contracts in progress for other consulting work totaled approximately $464,000 at year–end, all of which are expected to be completed in 2007. All of these amounts relate to our MEC segment as FGC orders are generally filled as submitted and do not typically give rise to backlog.

As of December 31, 2005, we had contracts in progress for supply of ACI systems totaling approximately $1 million which we completed and realized in 2006. With regard to our DOE and industry funded R&D contracts, contracts in progress totaled $19.4 million at year-end 2005 Contracts in progress for other consulting work total approximately $120,000 at year–end, all of which were completed in 2006. All of these amounts relate to our MEC segment.

Research and Development Activities
The Company is involved in several R&D contracts funded by DOE and industry groups, primarily directed toward the control of mercury emissions. The Company cost shares in many of those contracts. For 2006, 2005 and 2004 our direct cost share of R&D in our DOE related contracts approximated $481,000, $273,000 and $348,000, respectively. In addition, we spent approximately $983,000, $704,000 and $467,000 on our own behalf on research and development activities related to further development of our technologies during 2006, 2005 and 2004, respectively. Approximately 85% of the amounts expended on our own behalf relate to our MEC segment.

Employees
As of December 31, 2006 we employed a total of 42 full-time personnel. Included in this number are 36 people employed at our offices in Littleton, Colorado, 2 in Alabama, 1 in Pennsylvania, 2 in Maryland and 1 in Texas. In addition, other personnel were employed on a contract basis for specific project tasks during the year.

Copies of Reports
The periodic and current reports of the Company filed with the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934, and amendments thereto, are available free of charge, as soon as reasonably practicable after the same are filed with or furnished to the SEC, at the Company’s website at www.adaes.com.

Copies of Corporate Governance Documents
The following Company corporate governance documents are available free of charge at the Company’s website at www.adaes.com and such information is available in print to any shareholder who requests it by contacting the Secretary of the Company at 8100 SouthPark Way Unit B, Littleton, CO 80120.

o	Audit Committee Charter
o	Compensation Committee Charter
o	Nominating and Governance Committee Charter
o	Code of Conduct

Forward-Looking Statements Found in this Report

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements are found in this Part 1 and under the heading “Management’s Discussion and Analysis or Plan of Operation.” Words or phrases such as “anticipates,” “believes,” “hopes,” “expects,” “intends,” “plans” or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding (a) impact of national and state mercury regulations on the nation’s 1,100-plus coal-fired units; (b) capability of U.S. coal reserves to serve demand for the next 250 years, (c) future estimated costs to control mercury emissions, (d) the rapid development of the mercury emission control market, (e) expected growth in the power industry’s interest in DOE projects, (f) amounts and timing of and changes in future revenues, research and development expenses, costs of operating Clean Coal, annual lease costs and other expenditures and gross margins, (g) our ability to meet contract delivery milestones, (h) the size of the applicable target market and market potential for Refined Coal, (i) timing of completion of projects and future demonstrations, (j) procession of outstanding bid requests to orders between now and 2010, (k) the range of costs for capital equipment expected to be required by each coal-fired unit and range of sorbent requirements per unit; (l) market for our Refined Coal Technology and ADA-249M, (m) inability of the supply of activated carbon to meet market demand as early as 2010, (n) potential costs for development of a Greenfield activated carbon facility, (o) appropriation of funds by Congress for DOE projects, (p) immateriality of any future adjustments due to DOE audits, and (r) our ability to meet a significant portion of the expected shortage in activated carbon supply. Our expectations are based on certain assumptions, including without limitation, that (a) we will become a key supplier of equipment and services to the coal-fired power generation industry as it seeks to implement reduction of mercury in flue gases, (b) contracts we have with the DOE, which generate a significant part of our revenue, will continue to be funded at expected levels and that we will be chosen to participate in additional contracts of a similar nature, (c) current environmental laws and regulations requiring reduction of mercury from coal-fired boiler flue gases will be upheld and/or strengthened in pending court proceedings and/or by pending state legislation, and such laws and regulations will not be materially weakened or repealed by courts or legislation in the future, (d) we will be able to meet any performance guarantees we make with respect to levels of mercury reduction from systems that we install, (e) we will be able to obtain adequate resources and personnel to meet anticipated growth, (f) we will be able to retain our key business relationships with companies with which we have established such relationships, (g) orders we anticipate receiving will in fact be received, (h) the power industry will continue to participate in mercury abatement test projects, (i) we will continue to be able to meet our obligations under contracts as required by those contracts, (j) governmental audits of our performance under DOE contracts will not result in material adjustments to amounts we have previously received under those contracts, (k) we will be able to formulate new chemicals and blends that will be useful to, and accepted by, the coal-fired boiler power generation business, (l) we will be able to effectively compete against others who may choose to participate in our areas of business, (m) adequate supplies of coal will be available to power generators, (n) we will be able to meet any technical requirements of projects we undertake, (o) we will be able to obtain adequate supplies of the materials and supplies needed in our business, including activated carbon, (p) our efforts to market activated carbon sorbents with industry partners will be successful, (q) our FGC segment will remain attractive to the power generation industry, (r) our stock price will not be negatively affected by our retaining earnings for future expansion rather than paying dividends to shareholders and (s) we will have access to adequate capital to meet our needs. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the anticipated results we discuss in this Report. Although forward-looking statements provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information. We do not guarantee future results, levels of activity, performance or achievements and we do not assume responsibility for the accuracy and completeness of these statements. You are cautioned not to place undue reliance on the forward-looking statements made in this Annual Report, and to consult any later filings we may make with the Securities and Exchange Commission for additional risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Annual Report on Form 10-K are made and based on information as of the date of this report. We assume no obligation to update any of these statements based on information after the date of this report. In evaluating these statements, you should specifically consider the risks outlined under “Risk Factors” in Item 1A, including the following: changes in existing and planned environmental laws, changes in government funding, loss of key relationships, technical problems with activated carbon injection systems sold, non-compliance with guarantees on activated carbon injection systems, decrease in demand for coal, lack of management expertise, inability to obtain funding and other risks relating to the development of a Greenfield activated carbon facility, seasonality of our business, inadequate supply of activated carbon, inadequate supply of coal, lack of or mismanagement of resources to support future growth, loss of key personnel, changes in taxation rules or financial accounting standards, dilution resulting from future sales of common stock or other securities, and lack of dividend payments to shareholders. These risk factors may cause our actual results to differ materially from any forward-looking statement.

Item 1A. Risk Factors.

RISKS RELATING TO OUR BUSINESS

IF EXISTING AND PLANNED ENVIRONMENTAL LAWS ARE RESCINDED OR SUBSTANTIALLY CHANGED, OUR BUSINESS WOULD BE ADVERSELY AFFECTED
A significant market driver for our existing products and services, and those planned in the future, are the environmental laws that limit emissions from power plants. In the event that such laws were rescinded or substantially changed, our business would be adversely affected by declining demand for such products and services. Demand for the Company’s FGC and ADA 249M products is primarily two-fold. Customers purchase these products to mitigate operating problems and/or to help comply with environmental regulations such as the Clean Air Act Amendments of 1990. Although the Company’s existing customers and those expected in the near-term are believed to desire the Company’s products for mitigation of operating problems, we expect that any softening of existing air pollution control requirements would slow expected growth for these products. Demand for the Company’s MEC technology and Refined Coal Technology is being driven almost exclusively by legislation requiring mercury emission control. Mercury has been identified as a toxic substance and pursuant to a court order the EPA issued the CAMR for its control in March 2005. CAMR is being contested by as many as fourteen different states and four environmental groups for its failure to meet court-mandated standards. In response to the uncertainty surrounding CAMR, several states have entered into consent decrees, have passed, or are expected to pass, legislation requiring such control, including Arizona, Colorado, Connecticut, Illinois, Maine, Massachusetts, Minnesota, Montana, New Hampshire, New Jersey, New York, North Carolina, Wisconsin and Pennsylvania.

The impact of various state and federal regulations on the future of our business, and the long-term growth of the MEC market for the electric utility industry will most likely depend on the final outcome of the CAMR court action and how industry chooses to respond to final CAMR and other state regulations, which are in various stages of enactment. As many as 1,100 existing coal-fired boilers may be affected by such regulations when they are fully implemented. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that are likely to include controlling mercury emissions. For the near-term, our revenues from this market will depend on (i) DOE- and industry-funded contracts, (ii) mercury testing services and (iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by the implementation of enacted regulations. We do not expect significant revenue growth unless and until federal regulations and/or state regulations impact a significant portion of existing boilers. Delays in, or derailment of, the passage of state mercury control legislation, or undue delay in resolution of the CAMR court action, would likely impede our expected growth in the mercury control market.

IF THE DEPARTMENT OF ENERGY (DOE) DISCONTINUES FUNDING OF EXISTING AND PLANNED CLEAN COAL TECHNOLOGY PROGRAMS, OUR BUSINESS WOULD BE HARMED
In 2006, 2005 and 2004, 45%, 39% and 49%, respectively of our revenues were derived from or related to DOE programs. Our revenues from government contracts would be adversely impacted by any material decrease in funding for the projects in which we are involved. In addition, we look to DOE funding as a significant means to further develop our technology and intellectual property in the areas of mercury emissions control and flue gas conditioning additives covered by that funding. Any material decrease in funding for the projects in which we are involved would hamper the development of our technology and intellectual property as it does not appear that we could currently fund the same level of development work apart from the funding being provided by the DOE. President Bush’s currently proposed federal budget for fiscal year 2008 does not contain any funding for the types of DOE projects we have historically participated in. Although we believe Congress will appropriate funds consistent with past practice, we cannot be sure that this will occur, and failure to appropriate such funds would be likely to have a material adverse effect on our business.

INADEQUATE SUPPLIES OF ACTIVATED CARBON COULD ADVERSELY AFFECT OUR PROFITABILITY
We expect the demand for activated carbon to increase as power plants begin to use ACI systems to control mercury emissions. If the production of activated carbon, which is currently outside our control, does not increase to meet the increased demand, the inadequate supplies of activated carbon could harm our results of operations and business.

DEVELOPMENT OF A GREENFIELD ACTIVATED CARBON FACILITY TO SUPPLY THE EMERGING MERCURY EMISSION CONTROL MARKET COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION
We have committed significant resources to the development of a Greenfield activated carbon production facility that will require extensive development work including environmental and other permitting, and material funding requirements well beyond our present capabilities. Although we have employees and have and expect to hire consultants who have past experience in such matters, our management has no past experience in undertaking such a complex project. In addition to the several inherent development risks of such a project, maintaining an acceptable schedule and budget, as well as attainment of anticipated production levels and acceptable operating costs are all significant factors in the overall financial viability of the project. The inability to obtain additional financing or any significant deviation in such factors from our planning model would hamper the advancement of the project and would likely have a material adverse effect on our business and financial condition.

THE MARKET FOR OUR PLANNED REFINED COAL PRODUCT AND QUALIFICATION FOR THE SECTION 45 TAX CREDIT ARE UNSURE AND COULD ADVERSELY AFFECT OUR FUTURE GROWTH AND PROFITABILITY
The ability of Clean Coal Solutions to sell its planned Refined Coal product and qualify for the expected Section 45 tax credits depends on several conditions, including meeting the requirements of a presently unclear law, selling the Refined Coal at the required mark-up, contracting with monetizers to facilitate the sale of the required facilities, and completing and making operational such facilities prior to the January 1, 2009 date presently required by in the law. The inability of Clean Coal Solutions to successfully resolve and/or complete any of these conditions would likely have an adverse effect on our future growth and profitability.

THE LOSS OF KEY RELATIONSHIPS WOULD ADVERSELY AFFECT OUR SALES AND FINANCIAL CONDITION
We have developed key industry relationships with companies much larger than ourselves (e.g. B&W and Thermo). Subject to the terms of the agreement with Thermo, the relationship may be terminated by the passage of time or through notification from the other party. We believe these relationships bolster our position in the market to limit mercury emissions from coal-fueled power plants. The loss of these relationships could impede our ability to secure business from that market.

TECHNICAL OR OPERATIONAL PROBLEMS WITH LONG-TERM OPERATION OF ACTIVATED CARBON INJECTION SYSTEMS COULD RESULT IN DELAYS THAT ADVERSELY AFFECT OUR FINANCIAL CONDITION
Our ACI systems have been demonstrated for several months at certain power plants and we are starting to install them on a permanent basis for the first time. We cannot assure you that there will be not be technical or operational problems with our ACI systems from long-term operations. Any such problems could result in delays in, or postponement or cancellation of, expected installations at power plants, and would likely have a material adverse effect on our business.

THE EFFECT OF ISSUING PERFORMANCE GUARANTEES FOR COMMERCIAL ACTIVATED CARBON INJECTION SYSTEMS IS UNKNOWN AND COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION
The market for commercial ACI systems to control mercury emissions is emerging as state consent decrees and state and federal regulations are being formulated and finalized. Performance guarantees have been and will likely continue to be an integral part of successful sales of our ACI systems. Such guarantees typically require levels of mercury removal efficiency based on stated injection rates of a specified or approved activated carbon given other operating parameters, including the nature of the coal burned. Provisions of such guarantees generally require us to spend amounts up to the value of the sales contract to “make right” the performance of the ACI, if the guaranteed level of performance is not achieved. Any substantial payments under such guarantees would have an adverse effect on our financial condition and our ability to generate future sales.

ANY DECREASE IN THE USE OF COAL OR INCREASE IN THE USE OF ALTERNATIVE ENERGY SOURCES BY ELECTRIC UTILITY COMPANIES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND BUSINESS
Our business depends substantially on providing air pollution and operating cost solutions to coal-fueled power plants. If the demand for coal declines as a result of increases in the use of alternative fuels or alternative energy sources, technological developments or general economic conditions, the Company’s financial condition and business could be materially adversely affected.

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

WE DEPEND ON KEY PERSONNEL
We depend on the performance of our senior management team — including Jonathan Barr, C. Jean Bustard, Dr. Michael Durham, Mark McKinnies, Rich Miller, Richard Schlager and Sharon Sjostrom, and their direct reports and other key employees, particularly highly skilled engineers. Our success depends on our ability to attract, retain and motivate these individuals. We do not have any binding agreements with any of our employees that prevent them from leaving our company at any time without any restrictions on their competing against us after their employment terminates. We compete heavily for these types of personnel. In addition, although we maintain key person life insurance on certain of our executives, the loss of the services of any of our key employees or our failure to attract, retain and motivate key employees, could harm our business.

MATERIAL ADJUSTMENTS PURSUANT TO DOE AUDITS OF OUR PAST PERFORMANCE COULD HAVE A DETRIMENTAL IMPACT ON OUR BUSINESS
We have participated in eight contracts awarded by the U.S. Department of Energy (DOE) and industry that are subject to adjustment as a result of government audits. These contracts contributed a total of $7.0 million, $4.3 million and $4.2 million to revenues in 2006, 2005 and 2004, respectively, of which $3.7 million, $2.3 million and $2.4 million, respectively, were directly from DOE. Including two contracts negotiated in 2006, the total approved budgets for these contracts combined are $39.8 million, $10.0 million of which is the cost-share portion for us and our industry partners. The remaining unearned amount of the contracts was $13.2 million as of December 31, 2006, and we expect to recognize $7.0 million of that amount in 2007 (including cash contributions by other industry partners). Our historical experience with these audits has not resulted in significant adverse adjustments to amounts previously received, however the audits for the years 2002 through 2006 have not been finalized. If audits for open years were to require us to repay material amounts, our results of operations and business would likely suffer material adverse impacts.

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

RISKS RELATING TO OUR COMMON STOCK

A SIGNIFICANT PORTION OF OUR OUTSTANDING SHARES OF COMMON STOCK MAY BE SOLD IN THE PUBLIC MARKET, WHICH COULD LOWER THE MARKET PRICE OF OUR STOCK
As of December 31, 2006, we had 5,635,137 shares of common stock issued and outstanding. We sold 789,089 shares of common stock in a private placement offering in October, 2005, and those shares are no longer restricted from resale in the public market. Sales of substantial amounts of our common stock, or the perception that such sales will occur, may have a material adverse effect on our stock price.

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

LACK OF EXPECTED DIVIDENDS MAY MAKE OUR STOCK LESS ATTRACTIVE AS AN INVESTMENT
We intend to retain all future earnings for the foreseeable future for use in the development of our business. We therefore do not anticipate paying any cash dividends on our common stock for the foreseeable future. Generally, stocks which pay regular dividends command higher market trading prices, and our stock price may therefore be lower as a result of our dividend policy.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Office Leases
We lease approximately 12,000 square feet of combined office and warehouse space in Littleton, Colorado, a suburb of Denver. The term of the lease runs through 2009 and the lease agreement has an option to extend the term. We lease 440 square feet of office space in Columbia and Maryland, on a month to month basis. While our total current leased space is sufficient for our immediate needs, we expect to require additional space as our personnel levels increase to support growth. In the near-term, we believe that sufficient space is available at reasonable rates in areas where we do business. We do not own any real property, but lease all of our office facilities. Future annual lease costs are expected to amount to approximately $170,000 through 2009.

Item 3. Legal Proceedings.

There are no reportable pending legal proceedings involving the Company or our subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

(a) Market Information.
Registrant’s common stock commenced trading on the NASDAQ Capital (formerly SmallCap) Market on October 14, 2004 under the symbol ADES. Prior to such time, trading occurred on the OTCBB market commencing on October 22, 2003. During 2006, 2005 and 2004 closing price ranges were as follows:

	2006	2005		2004
	High	Low	High	Low	High	Low
1st Quarter	$ 24.14	$ 21.68	$ 31.38	$ 22.40	$ 9.75	$ 6.60
2nd Quarter	$ 22.28	$ 17.15	$ 25.22	$ 13.51	$ 9.50	$ 7.51
3rd Quarter	$ 15.44	$ 13.00	$ 24.00	$ 14.55	$ 14.40	$ 8.25
4th Quarter	$ 16.60	$ 13.95	$ 20.50	$ 14.40	$ 28.21	$ 12.80

The price ranges shown in the above table are based on NASDAQ quoted sales prices for all of 2006 and 2005, and the fourth quarter of 2004, and OTCBB bid prices for the first three quarters of 2004. The sale prices may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

(b)Holders.
The number of record holders of our common stock as of December 31, 2006 was approximately 1,650; the approximate number of beneficial shareholders is estimated at 8,000.

(c) Dividends.
We have not paid dividends since inception and we have no plans for paying dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans.
The disclosure required by this Item is included under Item 11 of this Report.

RECENT SALES OF UNREGISTERED SECURITIES

None

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the years ended December 31, 2006 and 2005.

Item 6. Selected Financial Data.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Years Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002
Income Statement Data:
Net Sales	$ 15,488	$ 11,028	$ 8,417	$ 5,863	$ 5,700
Income (loss) from continuing operations	$ 377	$ 663	$ 336	$ 409	$ 470
Income (loss) from continuing operations, per
common share, basic and diluted	$ .07	$ .13	$ .08	$ .12	$ .14
Dividends declared per common share	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Balance Sheet Data (at year end):	As at December 31,

Total Assets	$ 31,754	$ 28,716	$13,080	$ 4,700	$3 ,974
Long-term Debt	$ -0-	$ -0-	$ -0-	$ 796	$ 10
Stockholders’ Equity	$ 27,641	$ 25,856	$12,010	$ 2,973	$ 2,950

See the audited financial statements attached hereto under Item 8 for additional information.

QUARTERLY FINANCIAL DATA – UNAUDITED

		2006				2005
(Dollars in thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenues	$3,649	$3,306	$ 4,448	$4,085	$2,172	$2,474	$3,115	$3,267

Gross margin	$1,378	$1,144	$ 1,290	$2,094	$ 907	$ 924	$1,246	$1,210
Net income (loss)	$ 238	$ 44	$ (128)	$ 223	$ 95	$ 107	$ 248	$ 213

Common Stock Data
Basic and Diluted:
Net income (loss) per share	$ .04	$ .01	$ (.02)	$ .04	$ .02	$ .02	$ .05	$ .04
Average common shares
outstanding:
Basic	5,616	5,624	5,627	5,631	4,811	4,822	4,819	5,411
Diluted	5,834	5,875	5,627	5,708	5,029	4,939	4,977	5,666

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview
We provide environmental technologies and specialty chemicals to the coal-burning electric utility industry. Revenues are generated through (1) time and materials and fixed-price contracts for the emerging mercury emission control (MEC) market, several of which are co-funded by government (Department of Energy — DOE) and industry and (2) the sale of specialty chemicals and services for flue gas conditioning (FGC) and other applications.

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control in March 2005. The long-term growth of the MEC market for the electric utility industry will most likely depend on how industry chooses to respond to federal and state regulations, which are in various stages of enactment and challenge in the courts. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. We have recently seen a significant increase in new plant projects. DOE’s latest report issued in 2006 includes 153 potential new projects totaling 93GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) DOE- and industry-funded contracts mentioned above, (ii) mercury testing services and (iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by the implementation of enacted regulations. State regulations and increasing numbers of consent decrees are becoming the largest market driver for this part of our business. Although we expect this market to show steady growth over the next several years, we believe the most significant revenue growth will occur when final federal regulations impact a significant portion of previously uncontrolled, existing boilers.

The market for our FGC chemicals and services is relatively flat and is expected to continue to decline in the near-term. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important but decreasing contribution to the overall profitability of the Company.

In 2006, we signed contracts for ten ACI systems to be delivered in 2006 and 2007, bringing the total number of ACI systems installed or in process as of December 31,2006 to twelve. Thus far in 2007 we have commenced work on five additional systems, with the expectation that six more systems will be ordered by customers exercising options for these systems under the contracts. In addition, one system was installed in partnership with a third party for whom we provided design services through a DOE contract. Revenue from ACI system contracts totaled $5.2 million for the year ended December 31, 2006 and $3.3 million is remaining to be recognized on those contracts.

In 2006, we also signed two development and testing contracts with DOE with revenues totaling approximately $7.5 million, including industry cost share amounts, the services for which are expected to be performed over the period from contract signing through the fall of 2008. We were also awarded a $100,000 research grant from DOE in 2006 to develop an improved activated carbon manufacturing process, which activities are expected to be concluded by the end of the first quarter of 2007, at which time we expect to submit an application to DOE for additional funding to continue the work. Assuming no changes in government funding, we expect to recognize over the next several years the remaining revenue on the in-progress totaling $13.2 million as of December 31, 2006. We recognized $7.0 million related to DOE and industry co-funded contracts in 2006. We expect to recognize revenue from these contracts of approximately $7.0 million in total for 2007. If further funding were not approved, the Company would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level. We expect DOE programs to represent a decreasing percentage of revenues over the next few years as we focus more on market growth for ACI systems for mercury control.

On November 3, 2006, we closed the sale of a 50% interest in a joint venture with NexGen Refined Coal, LLC, an affiliate of NexGen Resources Corporation, to market our refined coal technology as further described in Part I, Item 1 above. We received a $100,000 non-refundable down payment from NexGen upon signing a Joint Venture Proposal on June 26, 2006. At closing, NexGen paid us $900,000 for its 50% interest. This payment is non-refundable. ADA has the obligation to fund its share of operating costs for the venture, and we expect our portion of these costs to average approximately $25,000 a month in 2007. Included in our operating loss for 2006 are net costs totaling approximately $486,000 related to our Refined Coal effort, which from a cash flow standpoint were offset by the non-refundable payments from NexGen, but no gain or revenue was recorded as a result of those payments. If the JV succeeds in obtaining approval for the anticipated tax credits, NexGen has the right to maintain its 50% interest by paying us an additional $4 million, in 8 quarterly payments of $500,000 each, beginning the later of the 4th quarter of 2007 or when qualification for the tax credit is obtained.

As part of our strategy to address the growing MEC market, we are not only pursuing internal, organic growth, but we have also been and expect to be engaged in merger and acquisition (M&A) activities, particularly with respect to the vertical integration of our business to establish an invested role in the production and supply of activated carbon and in the manufacture of ACI systems. The major revenue sources from the growing MEC market are expected to include engineering services, equipment sales and activated carbon supply. Our M&A activities have been and will likely be focused on candidates engaged in those businesses. The costs we incur in our M&A activities may be significant. Such costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of an acquisition and then subject to future impairment evaluations. During the quarter ended September 30, 2006 we determined that deferred charges amounting to approximately $411,000 related to our M&A activities incurred earlier in the year were no longer of future value and were therefore expensed. Such charges are included in Interest and other expense for the year ended December 31, 2006 in the accompanying consolidated financial statements.

In 2006 we incurred $911,000 for project development costs, which costs have been deferred and are classified on the balance sheet and included with Other Assets. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets and then subject to future impairment evaluations.

In February 2007, our Board of Directors committed the necessary resources to continue the development of an activated carbon manufacturing facility. Previously, we had announced that in order to stay ahead of an expected billion dollar market, we had undertaken preliminary activities for a new “Greenfield” plant including plant design, initial permitting, securing key lignite reserves, and third-party market analysis. We have now committed approximately $4 million from internal funds, expected to be expended over the five months beginning in March, 2007, to move the project forward in a manner that we expect will position us to meet a significant portion of the shortage in activated carbon supply for this rapidly expanding market. Approved and funded activities include plant design, securing options on various desirable properties for the plant, and permitting, as well as specifying and sourcing of key capital equipment, and negotiating with potential financial partners.

Results of Operations – 2006 versus 2005
Revenues totaled $15,488,000 for 2006 versus $11,028,000 in 2005, representing an increase of 40%. Revenues in our MEC segment for 2006 increased by $4,823,000 (55%), and FGC and other activities decreased by ($363,000) (16%). We have been hiring personnel in response to the growth we have realized in the past and expect to achieve in 2007, and adequate resources of skilled labor have been and are expected to be available to meet anticipated needs.

Revenues in 2006 from the MEC segment were comprised of government and industry-supported contracts (51%), sales and installation of activated carbon injection (ACI) systems (38%) and consulting services (11%), compared to 54%, 21% and 25%, respectively, in 2005. For the year, our DOE and industry demonstration contract revenues totaled $7.0 million representing an increase of 46% from 2005 revenues. The remaining unearned amount of the contracts was $13.2 million as of December 31, 2006, of which $7.0 million is expected to be recognized by the Company in 2007 (including cash contributions by other industry partners). ACI systems contributed approximately $5.2 million to MEC revenues recognized for the year, increasing 178% from the 2005 contribution to revenue of $1.9 million. We had contracts in progress at year-end for supply of ACI systems totaling approximately $3.3 million which we expect to complete and realize in 2007. While the dollar amount of revenues from both the government and industry-supported contracts and the ACI systems sales increased from 2005 to 2006, the most significant growth occurred in the sales and installations of ACI systems, which increased $3.3 million and is the result of an increasing number of system sales as noted above. We expect growth in 2007 in the MEC segment to result primarily from an increasing number of ACI systems sales in response to mercury emission control legislation and from existing government and industry-supported contracts. Activities in two of our DOE contracts were behind the original planned schedule in 2006 due to the unavailability of one of the host sites and test results that did not meet project goals.  Discussions with DOE have resulted in reallocating a portion of the remaining contract amounts to our other activities. Our contracts with the government are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. We believe, however, that we have complied with all requirements of the contracts and future adjustments, if any, will not be material. In addition, the federal government must appropriate funds on an annual basis to support these DOE contracts, and funding is always subject to unknown and uncontrollable contingencies. Revenues from consulting services included in the MEC segment decreased approximately $690,000, from 2005 to 2006, as a greater amount of work was performed in our DOE contracts in 2006 than under commercial contracts.

FGC and other revenues decreased due to fewer shipments of chemical and revenues related to continuing customers. We expect FGC and other revenues in 2007 to be significantly lower than 2006, as we believe that planned customer purchases for 2007 will be less than such purchases made in 2006. Included in this segment’s revenues for 2006 are approximately $60,000 of chemical sales that accrue to the benefit of Clean Coal Solutions in 2007 and future periods. Under the existing arrangements we will continue to sell such chemicals to the JV at a minor discount and so the impact to our future revenues is not expected to be material.

Cost of revenues increased by $2,841,000 or 42% in 2006 from 2005 primarily as a result of increased revenues for the same periods. Gross margins were 38% for the year as compared to 39% in 2005. The decrease is a result of decreased margins in both the MEC and FGC and other segments as discussed below.

Cost of revenues for the MEC segment increased by $2,704,000 in 2006 or 47%, as compared to the same periods in 2005 primarily as a result of the increased revenue generating activities noted above. Gross margins for this segment were 38% for the year as compared to 35% for 2005. The improvement in gross margins from the prior year resulted from higher margins on DOE contracts as our cost share percentage on those contracts has decreased, offset by lower margins on ACI system sales as that market is developing. The changes in MEC segment profits from 2005 to 2006 are a result of the same factors.

Cost of revenues for the FGC and other segment increased by $137,000 or 13% in 2006, as compared to 2005 as a result of increased costs for development projects included in this segment. Gross margins for this segment were 39% for 2006 as compared to 55% in 2005. The decrease in gross margins from 2005 to 2006 is a result of increased FGC sales of a product we license from ARKAY Technologies, which carry a lower margin than historical FGC sales, lower margins typically recognized on the demonstration projects we carried out in 2006, and the increased costs in development projects noted above. FGC revenues represent primarily chemical sales, which carry a higher margin than the typical fixed price and time and materials sales in MEC revenues. FGC and other revenues comprised 12% of total revenues in 2006, compared to 20% in 2005. The changes in the FGC segment profits from 2005 to 2006 are a result of the same factors.

We expect the amount of fixed price and time and materials work in the MEC segment for the near term to represent an increasing source of revenue. Overall gross margins for 2007 are therefore expected to decline somewhat from the levels achieved in 2006, as a result of an increasing proportion of fixed price and time and materials work, our assumption of an increasing share of costs in the field demonstration projects in which we have elected to participate and pricing pressure caused by increased competition.

General and administrative expenses increased by $1,668,000 or 67% to $4,170,000 in 2006. The dollar increase in 2006 resulted primarily from compensation expenses related to the implementation of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment ($331,000 for 2006); legal and increased director fees and expenses incurred to maintain compliance with public company regulations (approximately $160,000 for the year); accounting and consulting fees related to SOX 404 compliance ($270,000) and facilities, benefits and other overhead expenses resulting from increases in number of employees (approximately $313,000 for year). Included in our general and administrative expense for 2006 is $65,000 related to directors and officers insurance for the period from June 2006 through the end of the year.

Research and development expenses increased by $487,000 or 50% in 2006 as compared to 2005. We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to continue to grow at a rate of about 10% annually for the next several years. Of the amount incurred in 2006, $481,000 was directly related to DOE contracts.

MEC segment profits increased by $1.3 million or 73% to $3.0 million as compared to 2005. The increase was primarily a result of increased MEC segment revenues and improved margins on our DOE contracts as described above. FGC and other segment profits decreased by $728,000 or 72% to $282,000 as compared to 2005. The decrease was primarily the result of increasing project development costs incurred during the year, lower margin chemical sales and decreasing segment revenues.

Included in interest and other expenses, we recognized $411,000 of deferred costs related to our M&A activities as noted above. The Company had net interest and other income of $909,000 in 2006, as compared to $357,000 for 2005. Interest and other income increased in 2006 due to an increase in invested balances and increasing interest rates.

The deferred income tax provision for 2006 represents an effective tax rate of approximately 22%, which is less than the rate of 34% we recognized for 2005. The decrease is primarily the result of larger impact of R&D tax credits for 2006 as compared to 2005.

Unrealized gains, net of tax, on investments in debt and equity securities amounted to $134,000 for 2006 as compared to a loss of ($1,000) for 2005. The gains recorded in 2006 are the result of increases in the market value of our equity investments. The loss incurred in 2005 was primarily the result of increasing interest rates, which correspondingly tend to result in a decrease in the market value of our investments in longer-term fixed-rate debt securities.

Results of Operations – 2005 versus 2004
Revenues totaled $11,028,000 for 2005 versus $8,417,000 for 2004, or an increase of 31%. Revenues in the MEC segment for 2005 increased by $2,844,000 (48%), which was offset by decreases of $233,000 (9%) in FGC and other activities.

Revenues from the MEC segment were comprised of 54% government and industry-supported contracts, 21% sales and installation of activated carbon injection (ACI) systems and 25% consulting services, as compared to 70%, 14% and 16%, respectively in 2004. Increases in the dollar amount of sales in all of these products contributed to the increase in MEC revenue in 2005. Our contracts with the government are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. We believe, however, that we have complied with all the requirements of the contracts and future adjustments, if any, will not be material. In addition, the federal government must appropriate funds on an annual basis to support these DOE contracts, and funding is always subject to unknown and uncontrollable contingencies. FGC and other revenues decreased due to an FGC customer discontinuing further purchases. Revenues from consulting services included in the MEC segment increased approximately $1.2 million from 2004 to 2005, due to an increased number of commercial contracts for evaluation of mercury emissions were conducted in 2005.

Cost of revenues increased by $1,721,000 in 2005, as compared to 2004 as a result of the increased revenue generating activities. Gross margins for MEC activities decreased from 36% in 2004 to 35% in 2005 and gross margins for FGC and other increased from 51% in 2004 to 55% in 2005. Overall gross margins were fairly stable at 39% in 2005 as compared to 40% in 2004.

Research and development expenses increased in 2005 by $162,000 to $977,000 from 2004, which reflects almost a 20% increase over 2004. We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate.

MEC segment profits increased by $742,000 or 74% to $1.7 million as compared to 2004. The increase was primarily a result of increased MEC segment revenues as described above. FGC and other segment profits increased by only $12,000 or about 1% to $1,010,000 as compared to 2004. The increase was primarily the result of slightly improved margins on chemical sales even though segment revenues decreased.

General and administrative expenses increased by $456,000 to $2,502,000 in 2005, which reflects an increase of 22% over 2004. The increase in 2005 resulted primarily from legal and director fees incurred to attain compliance with public company regulations that we became subject to during the year; consultant fees incurred to launch services related to mercury measurement and demonstrations; and increases in staff, benefits, recruiting and related costs as we prepared for the anticipated growth in the mercury control market.

The Company had net interest and other income of $348,000 in 2005, as compared to interest expense in 2004 of $15,000. Interest and other income increased in 2005 due to invested cash balances that were invested for only part of the year in 2004. In addition, interest expense decreased in 2005 as a result of the payoff of all long-term debt in 2004.

The deferred tax provision for 2005 increased from an effective rate of 16% in 2004 to a rate of 34% in 2005. In 2004, since our net income was less than in 2005, the research and development credit for which we qualify and is a permanent difference, had a more significant impact in reducing our effective rate.

Liquidity and Capital Resources
We had a positive working capital of $18.5 million at December 31, 2006, compared to working capital of $17.0 million at December 31, 2005. The increase resulted from an increase in cash and accounts receivable, offset by a decrease in short-term investments due to liquidation of certificates of deposit and increases in current liabilities in the normal course of business. In addition to working capital, we had long-term investments in securities, accounted for as “available-for-sale” investments, of approximately $5.3 million and $5.7 million at December 31, 2006 and 2005, respectively. We intend to retain a portion of these investments to demonstrate strength in our financial position to support performance guarantees we have been and will likely continue to provide on sales of ACI systems. We expect to use a portion of such investments and cash on hand to fund growth of the Company, which are expected to include development projects for activated carbon production and may include expansion of product offerings and strategic acquisitions. We believe that existing and expected future working capital, which we expect to come from positive cash flow, will be sufficient to meet the anticipated operating needs of the Company for the next twelve months. However, we cannot be certain that positive cash flow that we have achieved historically will continue, and it is possible that we could be required to expend some of our current working capital to fund operations, although we consider this unlikely. In addition, we will likely need to raise additional capital to fund strategic development and/or acquisitions.

Our principal source of liquidity is our existing working capital and positive operating cash flow. The continuation of positive cash flow is somewhat dependent upon the continuation of chemical sales and operations of the three flue gas conditioning (FGC) units currently in-place. Each of these units provided an average monthly cash flow of approximately $21,000 in 2006. One of these customers is performing a process upgrade that was expected to be completed in 2006 that we expect will reduce or eliminate the requirement for FGC. During 2006, we performed a successful demonstration project at one plant that has resulted in continued chemical sales, although at a lower level and with a lower gross margin than existing customers. Unsatisfactory results for any of our FGC customers, which could be caused by a single factor (or some combination of factors) such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), changes in regulations, and/or overall cost/benefit analysis, at any of those units, are likely to result in a decrease or termination of the sale of chemicals for such units and a reduction in the cash flow we have historically received, thereby reducing that portion of our liquidity that has been provided by positive cash flow.

We have planned capital expenditures to sustain and improve ongoing operations for 2007 estimated at $400,000, which includes planned expenditures for build-out of space and office equipment to accommodate new employees, replacement of obsolete computers and office equipment and field equipment. We expect to fund these requirements out of existing working capital and cash flow from operations. This amount does not include amounts we may choose to spend on specific development projects to secure our position in the activated carbon market for which the Board has committed approximately $4 million from internal funds, expected to be expended over the next five months to move the project forward in a manner that we believe will position us to meet a significant portion of the shortage in activated carbon supply that we expect for this rapidly expanding market.

Under our defined contribution and 401(k) pension plan, we match up to 5% of salary amounts deferred by employees in the Plan and contribute certain amounts based on the profits of the Company, which amounts are determined annually by our Board of Directors. During 2006 and 2005, we recognized $114,000 and $98,000, respectively, of matching expense. In the past, the Company has also made discretionary contributions to the Plan and employees. Based on results for 2005, the amount paid to the plan totaled $108,000 and was paid in the form of cash to the accounts of all eligible employees in February 2006. Based on results for 2006, the Company has paid and/or accrued a total of approximately $123,000 for such payments.

We recorded net deferred tax liabilities of ($133,000) and net deferred tax assets of $340,000 as of December 31, 2006 and 2005, respectively.

Cash flow from operations totaled $1,821,000 for 2006 compared to $1,209,000 for 2005. Cash flow from operations in 2006 increased from 2005 primarily as a result of net income of $377,000 and adjustments for non-cash expenses which included, expenses paid with stock and stock options, depreciation and amortization, and deferred tax expense. The 2006 operating cash flow was reduced by increases in our accounts receivable ($508,000), and additional prepaid expenses and other assets totaling ($82,000) as a result of increases in prepaid insurance, which changes correspond with our growth in business. The 2006 operating cash flow increased as a result of an increase in accounts payable and accrued expenses totaling $720,000 and an increase in deferred revenue and accrued warranty costs totaling $395,000, which changes also correspond to our overall growth in business and in particular with increasing ACI system sales.

Net cash used by investing activities was ($817,000) for 2006 compared to cash used in investing activities of ($2,128,000) in 2005. In 2006, certificates of deposit totaling $800,000 were liquidated and held as cash equivalents, whereby proceeds from sales of securities exceeded investments in securities. Such excess was offset somewhat by changes to our investment portfolio to maintain a targeted balance and maximize earnings, as well as re-investment of gains that occurred during the period. The net increase in cash from investment activity was offset by a use of cash for purchases of property and equipment for the build-out of additional space in our current headquarters location to accommodate new employees and field equipment, and amounts invested in our project development costs, particularly for development of a long-term activated carbon supply.

Cash provided by financing activities was $1,099,000 and $12,837,000 in 2006 and 2005, respectively. The decrease from 2005 was due to the exercise of fewer stock options in 2006 and registration costs incurred in 2006 but related to stock sold in 2005. Included in cash provided in 2006 is the $1 million in proceeds from the sale of an interest in Clean Coal Solutions, LLC discussed above. In 2005 we sold stock and recorded net proceeds of $12.5 million as further described below. We may likely require additional debt or equity financing to support future anticipated growth, including potential acquisitions and/or for the development of the Greenfield activated carbon manufacturing facility discussed above.

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

In October 2005, we entered into several Subscription and Investment Agreements and privately sold 789,089 shares of our common stock to a limited number of institutional accredited investors at a price of $17.00 per share. We received net proceeds of approximately $12.5 million from the sale of the shares. Pritchard Capital Partners LLP and Adams Harkness, Inc. acted as the placement agents for the sales and received a fee of approximately 6% of the gross proceeds of the offering, as well as reimbursement for certain offering expenses. The shares also carry certain “piggy-back” and other registration rights. A majority of the proceeds from the offering have been invested in collateralized interest-bearing term deposits. We registered the shares for resale by the purchasers under the Securities Act of 1933 in August, 2006.

We had the following contractual commitments as of December 31, 2006:

	Payments Due by Period
	Total	2007	2008 and 2009	2010 and 2011	2011 and Beyond
Operating lease obligations	$ 383,000	$ 130,000	$ 125,000	$ 128,000	$ —
Purchase obligations	1,308,000	1,308,000	—	—	—

Total	$ 1,691,000	$ 1,438,000	$ 125,000	$ 128,000	$ —

Critical Accounting Policies and Estimates
Revenue Recognition – ADA follows the percentage of completion method of accounting for all significant contracts excluding government contracts and chemical sales. The percentage of completion method of reporting income takes into account the estimated costs to complete and estimated gross margin for contracts in progress. The Company recognizes revenue on government contracts based on the time and expenses incurred to date.

Significant estimates are used in preparation of our financial statements and include (1) our allowance for doubtful accounts, which is based on historical experience; (2) our valuation and classification of investments as “available-for-sale” securities, which is based on estimated fair market value; and (3) our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts. In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $2.3 million on the consolidated balance sheets. Management believes the fair value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

Recently Issued Accounting Policies
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Standard No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the financial impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to define fair value, establish a framework for measuring fair value under generally accepted accounting principles, and expand disclosures about fair value measurements. Having a single definition of fair value, together with a framework for measuring fair value, is designed to result in increased consistency and comparability in fair value measurements. This FASB is effective for reporting periods beginning after November 15, 2007. The Company is evaluating its impact and does not expect that adoption of this FASB will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits the measurement of certain financial instruments at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not evaluated the potential impact of the fair value option.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the goods and services it procures related to its revenue producing activities. Components of ACI systems and consulting services, which are significant to such revenue producing activities, have market prices that fluctuate regularly, but not widely. In most cases we can pass on to our customers such price fluctuations. Based on the estimated 2006 procurement of ACI components and consulting services, a hypothetical 10% increase (or decrease) in the price of ACI components and consulting services, if such fluctuations could not be passed on to our customer, would result in a pretax loss or gain of $370,000, respectively.

Interest Rate Risk
Approximately $16.1 million of the cash and cash equivalents are invested in interest bearing accounts. A hypothetical change of 10% in the Company’s effective interest rate from the year-end 2006 rate would increase or decrease interest income by $81,000.

Item 8. Financial Statements and Supplementary Data.Our Financial Statements can be found at pages F-1 through F-18 of this report.

Index to Financial Statements
Report of Independent Registered Public Accounting Firm
Financial Statements:

ADA-ES, Inc. and Subsidiaries
Consolidated Balance Sheets, December 31, 2006 and 2005
Consolidated Statements of Income, For the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity, For the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows, For the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2006 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) and includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management assessed our internal control over financial reporting as of December 31, 2006. Management based its assessment on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management’s assessment concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 as a result of the following identified material weaknesses:

1.

The Company did not have a sufficient complement of personnel with appropriate training and experience in generally accepted accounting principles (“GAAP”), or adequate controls over the resolution of GAAP accounting issues.

2.	The Company’s controls over the collection and recording of accounts payable did not operate effectively.

3.	The Company did not maintain adequate controls over the reconciliation of accounts receivable and deferred revenue.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Hein & Associates LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weakness
The following provides details of the remedial actions taken and planned as of the date of this report, to address the material weaknesses identified above:

1.

During the second half of 2006, and through December 31, 2006, the Director of Financial Planning and Internal Control position was vacant. We have hired an experienced individual who is expected to provide additional review over our presentation and disclosure in financial statements and to provide further technical accounting expertise in applying generally accepted accounting principles;

2.

We are evaluating the scope of our engagement with an outside accounting firm to assist in preparing our financial statements and providing technical expertise in the proper application of generally accepted accounting principles to various transactions and other financial statement matters.

3.	We intend to enhance the training of our staff to ensure proper application of generally accepted accounting principles to various transactions and other financial statement matters.

4.	We have systemized the collection and recordkeeping of invoices

5.	We have established monthly revenue and expense review meetings with business process owners

6.	We have revised our chart of accounts to ensure proper balance sheet classifications of accounts receivable and deferred revenue.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the related material weaknesses that we identified as of December 31, 2006.  However, because many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several quarters may be required prior to management being able to conclude that the material weakness has been remediated.

Changes in Internal Control Over Financial Reporting
Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ADA-ES, Inc. and Subsidiaries
Littleton, Colorado

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that ADA-ES, Inc. and Subsidiaries (“Company”) internal control over financial reporting was not effective as of December 31, 2006, because of the effect of material weaknesses described therein, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

1.

The Company did not have a sufficient complement of personnel with appropriate training and experience in generally accepted accounting principles (“GAAP”), or adequate controls over the resolution of GAAP accounting issues.

2.	The Company’s controls over the collection and recording of accounts payable did not operate effectively.

3.	The Company did not maintain adequate controls over the reconciliation of accounts receivable and deferred revenue.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 26, 2007 on those financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO framework. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO framework.

We do not express an opinion or any other form of assurance on management’s statements referring to new controls being implemented after December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ADA-ES, Inc. and Subsidiaries and our report dated March 26, 2007 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 26, 2007

Item 9B. Other Information.

Date of Next Annual Meeting of Shareholders and Information Concerning Shareholder Proposals for Presentation at the Next Annual Meeting of Shareholders

Our next Annual Meeting of Shareholders will be held on June 19, 2007, which is approximately one month later than we originally expected to hold the meeting. If a shareholder has not submitted a proposal to be considered at the meeting by December 11, 2006, the date stated in last year’s proxy statement for submitting such proposals, and the shareholder fails to notify the Company of such proposal on or before April 2, 2007, then the proxies appointed by the Company’s management will be allowed to use their discretionary voting authority when the proposal is raised at the Annual Meeting, without any discussion of the matter in the proxy statement. The proponent of any such proposal must own shares of Common Stock equal to the lesser of (a) 1% or more of the outstanding shares as of December 31, 2006, or (b) shares having a market value of at least $2,000, and must have continuously owned such shares for one year and intend to continue to hold such shares through the date of the Annual Meeting in order to present a shareholder proposal to the Company.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders (“2007 Proxy Statement”) to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year ended December 31, 2006. Information regarding our audit committee, including our audit committee financial expert, is incorporated by reference from the information contained under the caption “Audit Committee” in our 2007 Proxy Statement and information regarding executive officers is incorporated by reference from the information contained under the caption “Executive Officers” in our 2007 Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement.

Code of Ethics
We adopted a Code of Conduct that applies to our officers, directors and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or other persons performing similar functions, and includes a code of ethics as defined in Item 406(b) of Regulation S-K. A copy of our Code of Conduct is available on our website at www.adaes.com. We intend to disclose any amendments to certain provisions of our Code of Conduct, or waivers of such provisions granted to executive officers and directors, on our website.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information contained under the captions “Compensation Committee,” “Executive Compensation,” “Director Compensation” and “Stock Incentive Plans” in our 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information contained under the caption “Security Ownership of Principal Stockholders and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in our 2007 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2007 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the information contained under the caption “Relationship with Independent Certified Public Accountants” in our 2007 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – see Part II, Item 8, which is incorporated herein by this reference;
(2)	Financial Statement Schedules – None required or applicable; and
(3)	Exhibits – as described in the following index.

Index to Exhibits.

No.     Description

3.1	Amended and Restated Articles of Incorporation of ADA-ES (1)
3.2	Amended and Restated Bylaws of ADA-ES (2)
4.1	Form of Specimen Common Stock Certificate (3)
4.2	Registration Rights Agreement dated October 21, 2005 (4)
4.3	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 19, 2003 (16)
4.4	Standstill and Registration Rights Agreements dated August 3-6, 2004 (6)
10.1	Distribution Agreement dated as of March 17, 2003 between Earth Sciences, Inc. and ADA-ES, Inc. (7)
10.2	2003 ADA-ES, Inc. Stock Option Plan** (5)
10.6	Securities Subscription and Investment Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated July 7, 2003 (7)
10.7	U.S. Department of Energy Cooperative Agreement No. DE-FC26-00NT41004 "Field Test Program to Develop Comprehensive Design, Operating, and Cost Data for Mercury Control Systems" (7)

10.8	U.S. Department of Energy Cooperative Agreement No. DE-FC26-00NT40755 "Advanced Flue Gas Conditioning as a Retrofit Upgrade to Enhance PM collection from Coal-Fired Electric Utility Boilers" (7)

10.10	Tax Sharing Agreement between ADA-ES, Inc. and Earth Sciences, Inc. dated March 17, 2003 (5)
10.11	U.S. Department of Energy Cooperative Agreement No. DE-FC26-02NT41591 "Long-Term Operation of a COHPAC System for Removing Mercury from Coal-Fired Flue Gas" (7)
10.12	Amendment No. 1 to Distribution Agreement by and between ADA-ES, Inc. and Earth Sciences, Inc. dated August 15, 2003 (8)
10.13	2003 Stock Compensation Plan #1** (9)
10.14	2003 Stock Compensation Plan #2** (10)
10.15	U.S. Department of Energy Cooperative Agreement No. DE-FC26-03NT41986 "Evaluation of Sorbent Injection for Mercury Control" (11)
10.16	Purchase Order #4500589101 signed 3/18/04 from We Energies (12)
10.17	Clean Coal Power Initiative Repayment Agreement between the U.S. Department of Energy and ADA-ES, Inc. dated April 6, 2004 (12)
10.18	TOXECON Sorbent Sales Repayment Agreement by and between Norit America Inc. and ADA-ES, Inc. dated February 18, 2004 (12)
10.19	Development and Field Validation Agreement between Thermo Environmental Instruments Inc. and ADA-ES, Inc. dated April 16, 2004 (12)
10.20	Distribution Agreement between Thermo Environmental Instruments Inc. and ADA-ES, Inc. dated April 16, 2004 (12)
10.21	ADA-ES, Inc. 2004 Executive Stock Option Plan** (13)
10.22	U.S. Department of Energy Cooperative Agreement No. DE-FC26-05NT42307 “Low-Cost Options for Moderate Levels of Mercury Control” (14)
10.23	Employment Agreement dated May 1, 1997 between C. Jean Bustard and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (14)
10.24	Employment Agreement dated May 1, 1997 between Michael D. Durham and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (14)
10.25	Employment Agreement dated January 2, 2000 between Mark H. McKinnies and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (14)
10.26	Employment Agreement dated January 1, 2000 between Richard J. Schlager and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (14)
10.27	2004 Stock Compensation Plan #2 and model stock option agreements** (13)
10.28	2004 Directors Stock Compensation Plan #1** (15)
10.29*	2005 Directors’ Compensation Plan**(16)
10.30	License Agreement dated as of November 3, 2006 by and between ADA-ES, Inc. and ADA-NexCoal, LLC. (17)
10.31	Chemicals, Equipment, and Technical Engineering Services Supply Agreement dated as of November 3, 2006 by and between ADA-ES, Inc. and ADA-NexCoal, LLC. (18)
10.32	Purchase and Sale Agreement dated as of November 3, 2006 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and ADA-NexCoal, LLC. (19)
10.33	Amended and Restated Operating Agreement of ADA-NexCoal, LLC dated as of November 3, 2006 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and ADA-NexCoal, LLC. (20)
10.34*	Employment Agreement dated March 1, 2003 between Sharon M. Sjostrom and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.)**
10.35*	Executive Compensation Plan**
10.36*	Memorandum of Understanding dated March 20th, 2007, between Calgon Carbon Corporation and ADA-ES, Inc.
10.37*	2006 Profit Sharing Plan**
21.1*	Subsidiaries of ADA-ES, Inc.
23.1*	Consent of Hein & Associates LLP
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* –  filed herewith.

** –  Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).
(2)	Incorporated by reference to Exhibit 3.2 to the Form 8-K dated December 1, 2005 filed on December 5, 2005 (File No. 000-50216).
(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(5)	Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(6)	Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).
(7)	Incorporated by reference to the same numbered Exhibit to the Form 10-SB/A-3 filed on July 28, 2003 (File No. 000-50216).
(8)	Incorporated by reference to the same numbered Exhibit to the Form 10-SB/A-4 filed on August 24, 2003 (File No. 000-50216).
(9)	Incorporated by reference to Exhibit 99.2 to the Form S-8 filed on November 14, 2003 (File No. 333-110479).
(10)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on February 6, 2004 (File No. 333-112587).
(11)	Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2003 filed on March 30, 2004 (File No. 000-50216).
(12)	Incorporated by reference to the same numbered Exhibit to the Form 10-QSB for the quarter ended March 31, 2004 filed on May 13, 2004 (File No. 000-50216).
(13)	Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(14)	Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(15)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on April 16, 2004 (File No. 333-114546).
(16)	Re-filing to correct a typographical error in the original filing.
(17)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(18)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(19)	Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(20)	Incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).

(b)	See (a)(3) above.

(c)	See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADA-ES, Inc.
(Registrant)

By /s/ Mark H. McKinnies	/s/ Michael D. Durham
Mark H. McKinnies, Senior Vice	Michael D. Durham
President and Chief Financial Officer	President (Chief Executive Officer)
(Principal Financial and Accounting Officer)

Date: March 27 , 2007	March 27 , 2007

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John W. Eaves	/s/ Rollie J. Peterson
John W. Eaves, Director	Rollie J. Peterson, Director

Date: March 27 , 2007	Date: March 27 , 2007

/s/ Jeffrey C. Smith	/s/ Michael D. Durham
Jeffrey C. Smith, Director	Michael D. Durham, Director

Date: March 27, 2007	Date: March 27 , 2007

/s/ Mark H. McKinnies	/s/ Ronald B. Johnson
Mark H. McKinnies, Director	Ronald B. Johnson, Director

Date: March 27 , 2007	Date: March 27 , 2007

/s/ Robert N. Caruso	/s/ Richard Swanson
Robert N. Caruso, Director	Richard Swanson, Director

Date: March 27, 2007	Date: March 27, 2007

/s/ Derek C. Johnson
Derek C. Johnson, Director

Date: March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ADA-ES, Inc and Subsidiaries
Littleton, Colorado

We have audited the consolidated balance sheets of ADA-ES, Inc and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADA-ES, Inc and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ADA-ES, Inc and Subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of ADA-ES, Inc and Subsidiaries internal control over financial reporting and an adverse opinion on the effectiveness of ADA-ES, Inc and Subsidiaries internal control over financial reporting.

As discussed in note 1 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  HEIN & ASSOCIATES LLP

DENVER, COLORADO
March 26, 2007

ADA-ES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS
	DECEMBER 31
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$ 16,129	$ 14,026
Trade receivables, net of allowance for doubtful accounts of $4	3,522	3,014
Investments in securities	2,427	2,515
Prepaid expenses and other	361	283

Total current assets	$ 22,439	$ 19,838

PROPERTY AND EQUIPMENT, at cost	1,830	1,663
Less accumulated depreciation and amortization	(1,033)	(1,013)

Net property and equipment	797	650

GOODWILL, net of $1,556 in amortization	2,024	2,024
INTANGIBLE ASSETS, net of $57 and $44 in amortization, respectively	241	156
INVESTMENTS IN SECURITIES	5,322	5,663
OTHER ASSETS	931	385

TOTAL ASSETS	$ 31,754	$ 28,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 2,352	$ 1,706
Accrued payroll and related liabilities	618	516
Accrued expenses	161	138
Deferred revenue and other	761	460

Total current liabilities	3,892	2,820

LONG-TERM LIABILITIES:
Accrued warranty and other	184	40

Total liabilities	4,076	2,860

MINORITY INTEREST (Note 5)	37	–

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

STOCKHOLDERS’ EQUITY:
Preferred stock; 50,000,000 shares authorized, none outstanding	–	–
Common stock; no par value, 50,000,000 shares authorized, 5,635,137 and
5,610,267 shares issued and outstanding	27,592	26,318
Accumulated other comprehensive income	167	33
Accumulated deficit	(118)	(495)

Total stockholders’ equity	27,641	25,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 31,754	$ 28,716

See accompanying notes to these consolidated financial statements.

ADA-ES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2006	2005	2004
REVENUE:
Mercury emission control	$ 13,607	$ 8,784	$ 5,940
Flue gas conditioning and other	1,881	2,244	2,477

Total net revenues	15,488	11,028	8,417

COST OF REVENUES:
Mercury emission control	8,426	5,722	3,817
Flue gas conditioning and other	1,156	1,019	1,203

Total cost of revenues	9,582	6,741	5,020

GROSS MARGIN	5,906	4,287	3,397

OTHER COSTS AND EXPENSES:
General and administrative	4,170	2,502	2,046
Research and development	1,464	977	815
Depreciation and amortization	284	157	153

Total expenses	5,918	3,636	3,014

OPERATING (LOSS) INCOME	(12)	651	383

OTHER INCOME (EXPENSE):
Interest and other expense	(412)	(9)	(34)
Interest and other income	909	357	49

Total other income	497	348	15

INCOME BEFORE INCOME TAX PROVISION	485	999	398

DEFERRED INCOME TAX PROVISION	(108)	(336)	(62)

NET INCOME	377	663	336

UNREALIZED GAINS AND (LOSSES) ON INVESTMENTS IN
DEBT AND EQUITY SECURITIES, net of tax	134	(1)	34

COMPREHENSIVE INCOME	$ 511	$ 662	$ 370

NET INCOME PER COMMON SHARE BASIC AND DILUTED	$ 0.07	$ 0.13	$ 0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,624	4,966	4,126

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	5,729	5,137	4,193

See accompanying notes to these consolidated financial statements.

ADA-ES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands)

	Common Stock	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Income	Deficit	Total
BALANCES, January 1, 2004	3,582,230	$ 4,467	$ –	$ (1,494)	$ 2,973
Stock issued to employees and directors for
expenses	25,716	181	–	–	181
Issuance of stock for cash, net	1,000,000	7,620	–	–	7,620
Issuance of stock on exercise of options	173,265	435	–	–	435
Issuance of stock on conversion of debt	14,500	36	–	–	36
Tax benefit of stock transactions	–	395	–	–	395
Unrealized holding gains on investments	–	–	54	–	54
Income tax effect	–	–	(20)	–	(20)
Net income	–	–	–	336	336

BALANCES, December 31, 2004	4,795,711	13,134	34	(1,158)	12,010

Stock and stock options issued to
consultant and directors for expenses	4,221	75	–	–	75
Issuance of stock for cash, net	789,089	12,538	–	–	12,538
Issuance of stock on exercise of options	40,976	303	–	–	303
Tax benefit of stock transactions	–	268	–	–	268
Return of shares from escrow	(19,730)	–	–	–	–
Unrealized holding losses on investments	–	–	(34)	–	(34)
Investment reclassification adjustments to
income	–	–	32	–	32
Income tax effect	–	–	1	–	1
Net income	–	–	–	663	663

BALANCES, December 31, 2005	5,610,267	26,318	33	(495)	25,856

Stock and stock options issued to
consultant and directors for expenses	7,000	164	–	–	164
Stock based compensation	–	331	–	–	331
Issuance of stock on exercise of options	17,870	116	–	–	116
Tax benefit of stock transactions	–	56	–	–	56
Expense of stock issuance	–	(12)	–	–	(12)
Sale of JV interest, net of $343 tax	–	656	–	–	656
Minority Interest	–	(37)	–	–	(37)
Unrealized holding gains on investments	–	–	214	–	214
Income tax effect	–	–	(80)	–	(80)
Net income	–	–	–	377	377

BALANCES, December 31, 2006	5,635,137	$ 27,592	$ 167	$ (118)	$ 27,641

See accompanying notes to these consolidated financial statements.

ADA-ES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 377	$ 663	$ 336
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization	284	157	153
Loss on asset dispositions and securities	32	104	24
Write off of inventory	—	28	—
Expenses paid with stock and stock options	495	75	181
Deferred tax expense	108	336	62
Changes in operating assets and liabilities:
Trade receivables	(508)	(1,816)	(133)
Prepaid expenses and other	(82)	(103)	(94)
Accounts payable	646	1,273	271
Accrued expenses	74	222	190
Deferred revenue and other	395	270	(159)

Net cash provided by operating activities	1,821	1,209	831

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment, patents and development
projects	(1,431)	(374)	(212)
Investment in securities	(7,054)	(10,753)	(8,068)
Proceeds from asset dispositions	—	—	60
Proceeds from sale of securities and certificates of deposit	7,668	8,999	1,587

Net cash used in investing activities	(817)	(2,128)	(6,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and notes payable	(5)	(4)	(922)
Proceeds from sale of JV interest	1,000	—	—
Exercise of stock options	104	303	435
Sale of stock	—	12,538	7,620

Net cash provided by financing activities	1,099	12,837	7,133

INCREASE IN CASH AND CASH EQUIVALENTS	2,103	11,918	1,331
CASH AND CASH EQUIVALENTS, beginning of year	14,026	2,108	777

CASH AND CASH EQUIVALENTS, end of year	$ 16,129	$ 14,026	$ 2,108

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash payments for interest	$ 1	$ 2	$ 34

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of inventory to property	$ —	$ —	$ 39

Tax benefit of stock option exercises	$ 56	$ 268	$ 395

Stock issued in conversion of debt	$ —	$ —	$ 36

See accompanying notes to these consolidated financial statements.

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations– The accompanying consolidated financial statements include the accounts of ADA-ES, Inc. (ADA), its wholly owned subsidiary, ADA Environment Solutions, LLC (ADA LLC), and Clean Coal Solutions, LLC (“Clean Coal”). ADA’s only asset is its investment in its wholly owned subsidiary, ADA LLC. As of and for the year ended December 31, 2006, Clean Coal had no significant assets, liabilities or operations (see Note 5). All significant intercompany transactions have been eliminated. Collectively, ADA and ADA-ES are referred to as the Company.

The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. The Company generates a substantial part of its revenue from contracts co-funded by the government and industry. The Company’s sales occur principally throughout the United States.

Cash Equivalents – The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains the majority of its cash in deposit accounts collateralized by U.S. Treasury Securities. The amount on deposit at December 31, 2006 and 2005 was held in one commercial bank and was in excess of the insurance limits of the Federal Deposit Insurance Corporation.

Receivables and Credit Policies – Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.

Investments – Investments in securities include certificates of deposit, common stock and debt securities. All investments are classified as available-for-sale securities, and are recorded at fair value in investments in securities, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities.

Inventories – Inventories, which are included in prepaid expenses and other, are stated at the lower of cost or market, determined by the first-in, first-out method and consist of supplies.

Revenue Recognition – ADA follows the percentage of completion method of accounting for all significant contracts excluding government contracts and chemical sales. The percentage of completion method of reporting income takes into account the estimated costs to complete and estimated gross margin for contracts in progress. The Company recognizes revenue on government contracts based on the time and expenses incurred to date. As of December 31, 2006 and 2005, costs incurred in excess of billings totaled $1,422,000 and $142,000, respectively, and are included in accounts receivable, net, in the accompanying Balance Sheets. Billings in excess of recognized income totaled $761,000 and $135,000 as of December 31, 2006 and 2005, respectively, and are included in deferred revenue and other in the accompanying Balance Sheets.

ADA chemical sales are recognized when products are shipped to customers. A reserve is established for any returns, based on historical trends. Chemical products are shipped FOB shipping point and title passes to the customer when the chemicals are shipped. The Company’s sales agreements do not contain a right of inspection or acceptance provision and products are generally received by customers within one day of shipment. The Company has had no significant history of non-acceptance, nor of replacing goods damaged or lost in transit.

Consulting revenue is recognized as services are performed and collection is assured.

Property and Equipment – Property and equipment is stated at cost. Depreciation on assets is provided using the straight-line method based on estimated useful lives ranging from 3 to 10 years. Maintenance and repairs are charged to operations as incurred. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets – Intangible assets principally consist of patents. Patents obtained by the Company directly are being amortized over a 17-year life. Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004 was $13,000 $11,000 and $10,000 respectively. Based on the balance of intangible assets as of December 31, 2006, the Company anticipates amortization expense over the next 5 years to be approximately $18,000 per year. The weighted average amortization period is 14 years.

Intangible assets consist of:

	At December 31,
	2006	2005
	(In thousands)

Patents:
Cost	$ 298	$ 200
Less: Accumulated Amortization	(57)	(44)

Net	$ 241	$ 156

Goodwill – Goodwill consists of the excess of the aggregate purchase price over the fair value of net assets of businesses acquired. Goodwill was amortized over a 10-year period through December 31, 2001 and is attributable to the Company’s FGC reporting segment. As of January 1, 2002, goodwill is no longer amortized, but subject to an impairment evaluation, which is performed in the fourth quarter of each year. As a result of this evaluation, which was performed on the FGC reporting segment, the Company concluded that no impairment of its goodwill was required.

Cost of Revenues — Costs of revenues include all labor, fringe benefits, subcontract labor, chemical costs, materials, equipment, supplies and travel costs directly related to the Company’s production of revenue.

General and Administrative – General and administrative costs include personnel related fringe benefits, sales and administrative staff labor costs, facility costs and other general costs of conducting business.

Warranty Costs – Under certain contracts the Company may grant performance guarantees for a specified period and the achievement of a certain plant operating conditions. In the event the equipment fails to perform as specified, the Company is obligated to correct or replace the equipment. Estimated warranty costs are recorded at the time of sale based on current industry factors.

Net Income Per Share – Basic EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using the same numerator as basic EPS and further reflects the potential dilution that could occur if outstanding stock options were exercised. The effect of such dilutive stock options added 104,000, 171,000 and 67,000 shares in 2006, 2005 and 2004, respectively, to the weighted average number of common shares outstanding used in calculation of diluted EPS. A total of 43,300 outstanding stock options were excluded from the 2006 calculation of diluted shares as their inclusion would be anti-dilutive.

Impairment of Long-Lived Assets – In the event that facts and circumstances indicate that the carrying value of assets or intangible assets may be impaired, an evaluation of recoverability would be performed. Based on the Company’s evaluation as of December 31, 2006 and 2005, no impairment of value existed.

Fair Value of Financial Instruments – The carrying amounts of financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The fair values of investments are estimated based on quoted market prices for those investments.

Income Taxes – The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. A valuation allowance is provided when deferred tax assets are not expected to be realized.

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs – Research and development costs are charged to operations in the period incurred.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), Share-Based Payment, which requires the Company to record equity compensation to employees at fair value. Prior to January 1, 2006, the Company elected to use APB 25, which required expense to be recognized only to the extent the exercise price of the stock-based compensation was below the market price on the date of grant. The modified prospective approach was used in adopting SFAS No. 123R; therefore, results prior to January 1, 2006 have not been restated. For the year ended December 31, 2006, $331,000 was charged to expense for equity compensation, which amounted to $299,000, after tax and ($0.05) of basic and diluted earnings per share.

If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123R during 2005, then the Company’s net income per share for the years ended December 31, 2005 and would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004
	(In thousands, except per share data)
Net income:
As reported	$ 663	$ 336
Fair value of stock based compensation, net of tax	(147)	(48)

Pro forma	$ 516	$ 288

Net income per share – basic and diluted:
As reported	$ 0.13	$ 0.08
Fair value of stock based compensation	(0.03)	(0.01)

Pro forma – basic and diluted	$ 0.10	$ 0.07

The options granted in 2004 and 2005 had exercise prices equal to the market price on the date of the grants. Prior to the third quarter of 2005, the Company showed expense related to stock options in the period of grant. The presentation above, including 2004 amounts, shows expense amortized over the estimated service period, as required under SFAS No. 123, Accounting for Stock-Based Compensation. The average fair value of each employee option granted in 2005 and 2004 was approximately $2.18 and $1.38, respectively, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004
Expected volatility	41%	35%
Risk-free interest rate	2.6%	2.5%
Expected life of options (in years)	4.8	4.4
Expected dividends	0	0

Use of Estimates – The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning: 1) the impairment of and the remaining realizability of its intangibles; 2) estimates of certain overhead and other rates on research contracts with the U.S. Government, which are subject to future audits; 3) fair value of stock options; 4) warranty costs. At this time, the Company does not believe any future government audit will result in material adjustment to previously recorded revenues; 3) the allowance for doubtful accounts, which is based on historical experience; 4) the valuation and classification of investments in available-for-sale securities, which is based on estimated fair market value; and 5) the percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts.

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income – Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended December 31, 2006, 2005 and 2004, comprehensive income includes net unrealized gains (losses) on investments, net of income tax expense, of $134,000, ($1,000) and $34,000, respectively.

Segment Information – The Company follows established standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. These standards defines operating segments as components of a company about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has two reportable segments: mercury emission controls (MEC) and flue gas conditioning and other (FGC).

Recently Issued Accounting Pronouncements –

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Standard No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the financial impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and expand disclosures about fair value measurements. Having a single definition of fair value, together with a framework for measuring fair value, is designed to result in increased consistency and comparability in fair value measurements. This FASB is effective for reporting periods beginning after November 15, 2007. The Company is evaluating its impact and does not expect that adoption of this FASB will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits the measurement of certain financial instruments at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not evaluated the potential impact of the fair value option.

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at the dates indicated:

		Years Ended December 31,
	Life in years	2006	2005
		(In thousands)
Machinery and equipment	3-10	$ 1,357	$ 1,375
Leasehold improvements	3 -7	326	210
Furniture and fixtures	3-7	147	78

		1,830	1,663
Less accumulated depreciation and amortization		(1,033)	(1,013)

Total property and equipment, net		$ 797	$ 650

Depreciation and amortization of property and equipment for the years ended December 31, 2006, 2005 and 2004 was $271,000, $146,000 and $143,000, respectively.

3.    INVESTMENTS:

Investments in available-for-sale securities are reported at their fair value in investments in securities and are summarized as follows at December 31, 2006 and 2005:

	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
2006
Certificates of deposit	$ —	$ —	400
Common stock	$ 305	$ (14)	$ 1,670
Debt securities	14	(39)	5,679

Total	$ 319	$ (53)	7,749

Less short-term portion			(2,427)

Long-term portion			$ 5,322

2005
Certificates of deposit	$ —	$ —	1,200
Common stock	142	(18)	1,444
Debt securities	4	(76)	5,534

Total	$ 146	$ (94)	$ 8,178

Less short-term portion			(2,515)

Long-term portion			$ 5,663

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains and losses are determined on the basis of specific identification of the security sold. Realized gains and losses are included in Interest and Other Income in the accompanying Statements of Income. During 2006 and 2005, information on securities sold is as follows:

	2006	2005	2004
(In thousands)

Carrying amount of securities sold	$ 7,662	$ 9,031	$ 1,598

Sale proceeds	$ 7,668	$ 8,999	$ 1,587

Gross realized losses	$ (77)	$ (60)	$ (12)

Gross realized gains	$ 83	$ 28	$ 1

Accumulated other comprehensive income for 2006, 2005 and 2004 includes unrealized holding gains, net of tax, on securities of $167,000, $33,000 and $34,000, respectively.

Debt securities will mature as follows:

Year(s)	Amount
(In thousands)

2007	$ 357
2008-2011	1,817
2012-2016	2,396
Beyond 2016	1,109

Total	$5,679

4.     GOVERNMENT AND INDUSTRY FUNDED CONTRACTS:

ADA has performed activities under 7 contracts awarded by the Department of Energy (the “DOE”) that contributed a total of $6,957,000, $4,298,000 and $4,163,000 to revenues in 2006, 2005 and 2004, respectively. These amounts are included in Mercury emission control revenues. ADA typically invoices the DOE and industry cost-share partners monthly for labor and expenditures plus estimated overhead factors, less cost share amounts. The total approved DOE and industry budgets amount to $32.3 million, of which the Company’s and industry partners’ cost-share portion is $7.9 million. The remaining unearned amount of the contracts was $13.2 million as of December 31, 2006, of which $7 million is expected to be recognized by the Company in 2007 (including cash contributions by other industry partners). These contracts are subject to audit and future appropriation of funds by Congress. The Company’s historical experience has not resulted in significant adverse adjustments to the Company, however the government audits for years ended 2006, 2005, 2004, 2003 and 2002 have not yet been finalized.

5.    JOINT VENTURE AND TRANSACTIONS WITH NEXGEN:

In November 2006, the Company sold a 50% interest in its refined coal technology to a joint venture called Clean Coal Solutions, LLC, which was formed in October 2006 (“Clean Coal” or the “JV”), to be operated with NexGen Refined Coal, LLC (“NexGen”), to market such technology. During 2006 the Company received non-refundable payments totaling $1,000,000 from NexGen. The proceeds of the sale, net of the estimated tax effect, in the amount of $619,000 were recorded to Stockholders’ Equity. In order to maintain its 50% interest in the JV, ADA is required to fund its 50% share of operating costs for the JV. In 2006 ADA’s share of such cost amounted to less than $10,000. At present, ADA is considered the primary beneficiary of this variable interest entity and will consolidate the accounts of the JV. As of December 31, 2006, the JV had no significant assets, liabilities or operations.

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The JV will initially operate a business supplying chemicals, additives, equipment and technical services to cyclone fired boiler users, but the JV’s primary purpose is to seek and obtain approval from the United States Internal Revenue Service to qualify for Section 45 tax credits. If the JV succeeds in obtaining that approval, NexGen has the right to maintain its 50% interest by paying ADA an additional $4 million, in 8 quarterly payments of $500,000 each, beginning the later of the 4th quarter of 2007 or when qualification for the tax credit is obtained. NexGen can determine not to make those payments, but it if does so, it will forfeit a part of its interest in the JV in direct proportion to the amount of the $4 million that it elects not to pay. Once NexGen fails to make any one payment, it cannot come back and reclaim its interest by making later payments. In no event is ADA required to refund any of the payments made to it by NexGen, even in the event of non-performance under the agreements described below.

The agreements governing the operation of Clean Coal call for NexGen and ADA-ES to each pay 50% of the costs of operating the JV to retain their respective 50% interests, and specify certain duties that ADA-ES and NexGen are obligated to perform as members of Clean Coal to further the business purposes of the JV. If ADA determines not to make any agreed upon contribution to the JV, its interest will be diluted. ADA also entered into a License Agreement with Clean Coal pursuant to which it licensed certain patents and know-how to Clean Coal, on an exclusive basis, to allow it to exploit the refined coal technology. Pursuant to the License Agreement, ADA is required to provide technical assistance without charge to the JV relating to the development, marketing and deployment of the refined coal technology and, with certain limitations, to prosecute, maintain and defend the patents that are a part of that technology, take appropriate steps to protect the know-how and trade secrets comprising a part of that technology, and indemnify and hold Clean Coal harmless in the event that technology infringes the intellectual property of any third party. ADA also entered into a Supply Agreement with Clean Coal pursuant to which it will supply the JV with certain chemicals, additives, equipment and technical services to facilitate the purposes of the JV. Clean Coal will pay ADA standard charges for the chemicals, additives, and technical services it will supply to the JV. ADA will supply equipment to the JV at its cost.

6.    STOCKHOLDERS’ EQUITY:

Shares and Stock Options Issued for Pension Expenses and Directors’ and Consultant Compensation – In 2004 the Company issued shares of its common stock for the payments of approximately $146,000 of ADA pension related expenses (see Note 7) and $35,000 of non-management directors’ compensation, based upon the per share value of unrestricted common stock of ADA at the time of exchanges. In 2006 and 2005, the Company issued shares of its common stock for compensation of $141,000 and $58,000, respectively, to non-management directors based on the market price of the common stock, and recorded $22,000 and $17,000, respectively, of expense related to stock options issued to a consultant.

Sale of Stock, Convertible Debenture and Grant of Option to Arch – In 2003, the Company sold 137,741 shares to Arch Coal for $1 million and sold a convertible debenture for $300,000, both pursuant to an investment agreement. Of the shares sold, 37,741 were originally placed in escrow of which 19,730 shares were returned to the Company during 2005 since the market price of the Company’s shares exceeded a minimum of $9.08 for a twenty-day continuous period during the one-year period from the date of their issuance. The Debenture was repaid during 2004. As a part of the share purchase Arch was also granted an option to purchase 50,000 shares for $10.00 per share. The option expires in five years. As of December 31, 2006, all of the shares under the option are available to be purchased.

Sale of Stock in 2004 and 2005 — In August 2004 and October 2005, the Company entered into several Subscription and Investment Agreements. Under the August 2004 agreements, the Company privately sold 1 million shares of its common stock to a limited number of institutional investors at a price of $8.00 per share. The net proceeds to the Company from the sales totaled $7,620,000. Under the October 2005 agreements, the Company privately sold 789,089 shares of its common stock to a limited number of institutional investors at a price of $17.00 per share. Net proceeds to the Company totaled $12,538,000.

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options – During 2003 the Company adopted the 2003 ADA-ES, Inc Stock Option Plan and reserved 400,000 shares of common stock for issuance under the plan. In general, all options granted under the plan expire ten years from the date of grant unless otherwise specified by the Company’s board of directors. The exercise price of an option will be determined by the compensation committee of the board of directors at the time the option is granted and will not be less than 100% of the fair market value of a share of our common stock on the date the option is granted. The compensation committee may provide in the option agreement that an option may be exercised in whole immediately or is exercisable in increments through a vesting schedule. During 2006, 19,900 options were granted under this plan.

During 2004, the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company’s Common Stock to executive officers of the Company, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a ten year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In January 2006, the Board of Directors authorized the vesting of 38,428 options under this plan with a fair value of $77,000. In 2006 1,000 of such options were exercised. At December 31, 2006, 39,228 options were exercisable. In February 2007, the Board authorized vesting of 17,258 options under this plan with a fair value of $35,000.

During 2004, the Company adopted a plan (the “2004 Plan”) for the issuance of shares and the grant of options to purchase shares of the Company’s Common Stock to the Company’s non-management directors. The 2004 Plan provided for the award of stock of 603 shares per individual non-management director or 4,221 shares in total, and the grant of options of 5,000 per individual non-management director or 35,000 in total, all of which were formally granted and issued in 2005 after approval of the 2004 Plan by the stockholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and will vest over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. During 2006, 15,000 of such options were forfeited after the resignation of three directors. As of December 31, 2006, one-third of the remaining outstanding options, or a total of 5,000 options vested.

During 2005 the Company adopted the 2005 Directors’ Compensation Plan (the “2005 Plan”), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of the Company’s Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors of the Company in the form of awards of shares of Common Stock and vesting of options to purchase Common Stock of the Company for services performed for the Company. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price will be the market price on the date of grant, the shares of Stock underlying the option will vest for exercise at a rate of no more than 1,667 shares per annual period per individual, and any unvested shares of Stock that are outstanding at the date the individual is no longer a director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. In January 2006, the Board of Directors authorized the issuance of 1,000 shares of Common Stock each, or a total of 7,000 shares, and in August the Board authorized the grant of 15,000 options to the non-management directors of the Company.

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a table of options activity for the three years ended December 31, 2006:

	Employees and Directors Options	Non-Employee Options	Weighted Average Exercise Price

Options Outstanding, January 1, 2004	187,310	80,000	3.94
Options granted	275,995	—	9.32
Options expired	(7,800)	—	2.80
Options exercised	(157,765)	(30,000)	2.51

Options Outstanding, December 31, 2004	297,740	50,000	9.01

Options granted	96,900	30,000	15.29
Options expired	(2,181)	—	13.80
Options exercised	(40,976)	—	7.39

Options Outstanding, December 31, 2005	351,483	80,000	$ 10.99

Options granted	34,900	—	$ 18.05
Options expired	(23,544)	—	$ 12.68
Options exercised	(17,870)	—	$ 8.63

Options Outstanding, December 31, 2006	344,969	80,000	$ 11.55

The weighted average remaining contractual life for all options as of December 31, 2006 was approximately 7.5 years. At December 31, 2006, 193,319 options with a weighted average exercise price of $11.35 were fully vested and exercisable. Of the remaining 231,650 options, 69,633 options with a weighted average exercise price of $15.27 vest in 2007, 21,425 options with a weighted average exercise price of $13.24 vest in 2008, 16,600 options with a weighted average exercise price of $11.17 vest in 2009, and the remaining 123,992 options with a weighted average exercise price of $9.54 vest at the discretion of the board of directors based on specific performance objectives of executive officers and a consultant, with minimum annual vesting of 11,500 and maximum annual vesting of 46,000.

The average fair value of each employee and director option granted in 2006 was approximately $5.52 and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected volatility	38%-76%
Risk-free interest rate	4.0%
Expected life of options (in years)	4.0
Expected dividends	—
Following is information related to options outstanding/exercisable at December 31, 2006:

	Options Outstanding	Options Exercisable
Range	Number of Options	Weighted Average Exercise Price ($)	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (in years)
$2.80	11,665	2.80	11,665	2.80	6.8
$8.60 - $10.00	237,400	8.89	102,908	9.28	7.5
$13.80 - $15.20	132,604	14.54	62,071	14.31	7.3
$18.61 - $20.20	43,300	19.34	16,675	19.08	8.9

	424,969	11.55	193,319	11.35	7.5

The aggregate intrinsic value of options exercised in years ended December 31, 2006, 2005 and 2004, based on an average market price of $18.09, $19.03 and $12.51, respectively, was $207,000, $477,000 and $1,733,000, respectively. The aggregate intrinsic value of options exercisable at December 31, 2006 was $938,000 based on a market price of $16.20.

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006, total compensation costs related to non-vested options, which had not yet been recognized was $414,000. The weighted average period over which such expense is expected to be recognized is 2.0 years.

7.    COMMITMENTS AND CONTINGENCIES:

Pension Expense and Retirement Plan – The Company assumed a defined contribution and 401(k) plan covering all eligible employees as of January 1, 2003. The Company recognized contribution expense of $237,000, $206,000 and $161,000 for 2006, 2005 and 2004, respectively, based on a percentage of the eligible employees’ annual compensation.

Performance Guarantee Activated Carbon Injection Systems – Under contracts to supply activated carbon injection systems, the Company may grant performance guarantees to the owner of the power plants that guarantee the performance of the associated equipment for a specified period and the achievement of a certain level of mercury removal based upon the injection of a specified quantity of activated carbon at a specified rate given other plant operating conditions. In the event the equipment fails to perform as specified, the Company is obligated to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company has a “make right” obligation within the contract limits. As of December 31, 2006 and 2005, $120,000 and $21,000, respectively has been accrued for such equipment warranties and performance guarantees. No charges against the accrued amount were made in either year.

Purchase Obligations – The Company routinely issues purchase orders for the major components of the activated carbon injection systems it supplies to customers. As of December 31, 2006, the Company had purchase obligations totaling $1,308,000 that it expects to pay in 2007.

Operating Leases — We lease office facilities under two noncancellable operating lease agreements. Our facilities leases generally provide for periodic rent increases and renewal options. Annual minimum commitments under these leases are shown in the table below.

Operating Lease Commitments (In thousands)

Years ending December 31,
2007	$ 130
2008	125
2009	128

Total operating lease commitments	$ 383

Rent expense totaled $187,000, $153,000, $158,000 in 2006, 2005 and 2004, respectively.

8.    MAJOR CUSTOMERS:

Sales to unaffiliated customers which represent 10% or more of the Company’s sales for the years ended December 31, 2006, 2005 and 2004 were as follows (as a percentage of each entity’s sales):

Customer	2006	2005	2004

A (Governmental Contracts)	24%	21%	28%
B	15%	11%	10%
C	11%	13%	—
At December 31, 2006 and 2005, approximately 86% and 89% of the Company’s trade receivables were from eight and five customers, respectively.

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A significant portion of ADA’s revenue is derived from contracts with the DOE and chemical and equipment sales to coal-burning electric power plants.

9.    INCOME TAXES:

The following lists the Company’s deferred tax assets and liabilities, which are included in Other Assets, Accrued Expenses and Long-term Liabilities, respectively, in the accompanying Balance Sheet:

	At December 31,
	2006	2005
	(In thousands)
Current assets (liabilities):
Prepaid expenses	$ (72)	$ (39)
Unrealized gains – securities held for sale	(98)	(19)
Deferred revenues, compensation and other	87	30

	(83)	(28)

Non-current assets (liabilities)
Deferred compensation, warranty and other	61	9
Property and intangible asset differences	(270)	(60)
Net loss carryforward	—	318
Tax credits	159	101

	(50)	368

Net tax (liabilities) / assets	$ (133)	$ 340

As of December 31, 2006 and 2005, the Company had approximately $-0- and $891,000 of tax loss carryforwards, respectively. Approximately $891,000 and $69,000 of tax loss carryforwards were used to reduce taxable income in 2006 and 2005, respectively. The Company’s valuation allowance as of December 31, 2006 and 2005 was $-0-, as the Company believes that it is more likely than not that its deferred tax assets at those dates would be realized in the future.

At December 31, 2006, 2005 and 2004, the Company’s current tax provision was reduced by $56,000, $268,000 and $395,000, respectively, attributable to the tax effects of stock option exercises recorded in stockholders’ equity.

The following is a reconciliation of the expected Federal tax rate to the actual income tax rate – expense (benefit) as of December 31, 2006, 2005 and 2004, which was approximately 22%, 34% and 16%, respectively:

	As of December 31,
	2006		2005		2004
Expected income tax rate - expense (benefit)	34%		35%		34%
Permanent differences	2%		(4%	)	(4%	)
Tax credits	(9%	)	(1%	)	(17%	)
State income taxes	3%		3%		3%
Other	(8%	)	1%		—

Actual income tax rate	22%		34%		16%

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    RELATED PARTY TRANSACTIONS:

As discussed above in Note 6, the Company executed a Securities Subscription and Investment Agreement with Arch Coal, Inc in 2003. Pursuant to the investment agreement, in September 2003 Arch purchased a $300,000 convertible debenture from the Company, purchased 137,741 shares of the Company’s Common stock and was also granted an option to purchase 50,000 shares. The debenture and accrued interest thereon was repaid in 2004. In addition, the Company cancelled a co-marketing agreement of its ADA-249 product and performs certain testing and research projects under agreements with Arch in 2006. Under such arrangements, the Company has recorded revenue of $261,000, $230,000 and $25,000 in 2006, 2005 and 2004, respectively. A designee of Arch has been appointed a seat on the Company’s Board of Directors and management of the Company has agreed in the future to nominate and to vote all proxies and other shares of stock in the Company which they are entitled to vote in favor of that designee so long as Arch holds no less than 100,000 shares of the Company’s common stock.

11.    BUSINESS SEGMENT INFORMATION:

The following information relates to the Company’s two reportable segments: MEC and FGC. All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Revenue:
MEC	$ 13,607	$ 8,784	$ 5,940
FGC	1,881	2,244	2,477

Total	$ 15,488	$ 11,028	$ 8,417

Segment profit:
MEC	$ 3,000	$ 1,738	$ 996
FGC	282	1,010	998

Total	$ 3,282	$ 2,748	$ 1,994

A reconciliation of the reported total segment profit to net income for the periods shown above is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Total segment profit	$ 3,282	$ 2,748	$ 1,994
Non-allocated general and administrative expenses	(3,011)	(1,940)	(1,458)
Depreciation and amortization	(284)	(157)	(153)
Interest, other income/expenses and tax
(provision) benefit	390	12	(47)

Net income	$ 377	$ 663	$ 336

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, audit fees and corporate governance expenses.