Form 10-Q
period 2007-03-31
ADA-ES INC
filed 2007-05-10
CIK 1223112

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

[   ]     TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-50216

ADA-ES, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1457385
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8100 SouthPark Way, B, Littleton, Colorado 80120
           (Address of principal executive offices)     (Zip Code)

(303) 734-1727
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of he Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]    Accelerated filer[ X ]     Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check one):
Yes [   ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING
FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ]No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Common Stock, no par value	5,638,774

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

ADA-ES, Inc. and Subsidiaries

Condensed Consolidated
Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 15,187	$ 16,129
Trade receivables, net of allowance for doubtful
accounts of $35 and $4, respectively	4,127	3,522
Investments in securities	1,930	2,427
Prepaid expenses and other	334	361

Total current assets	21,578	22,439

PROPERTY AND EQUIPMENT, at cost	2,076	1,830
Less accumulated depreciation and amortization	(1,110)	(1,033)

Net property and equipment	966	797

GOODWILL, net of $1,556 in amortization	2,024	2,024
INTANGIBLE ASSETS, net of $64 and $57, respectively, in amortization	242	241
INVESTMENTS IN SECURITIES	5,626	5,322
DEVELOPMENT PROJECTS AND OTHER ASSETS	1,772	931

TOTAL ASSETS	$ 32,208	$ 31,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 2,787	$ 2,352
Accrued payroll and related liabilities	519	618
Accrued expenses	133	161
Deferred revenue	826	761

Total current liabilities	4,265	3,892

LONG-TERM LIABILITIES:
Deferred warranty and other	213	184

Total liabilities	4,478	4,076

MINORITY INTEREST	24	37
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock; 50,000,000 shares authorized, none outstanding	—	—
Common stock; no par value, 50,000,000 shares authorized,
5,635,137 shares issued and outstanding	27,676	27,592
Accumulated other comprehensive income	171	167
Accumulated deficit	(141)	(118)

Total stockholders’ equity	27,706	27,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 32,208	$ 31,754

See accompanying notes.

ADA-ES, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended March 31,
	2007	2006
REVENUE:
Mercury emission control	$ 3,629	$ 3,120
Flue gas conditioning and other	275	529

Total net revenues	3,904	3,649

COST OF REVENUES:
Mercury emission control	2,180	2,019
Flue gas conditioning and other	135	252

Total cost of revenues	2,315	2,271

GROSS MARGIN	1,589	1,378

OTHER COSTS AND EXPENSES:
General and administrative	1,461	852
Research and development	356	304
Depreciation and amortization	84	58

Total expenses	1,901	1,214

OPERATING INCOME (LOSS)	(312)	164

OTHER INCOME (EXPENSE):
Minority interest in loss of consolidated subsidiary	13	—
Interest and other income	266	194

Total other income (expense)	279	194

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(33)	358

DEFERRED INCOME TAX BENEFIT (PROVISION)	10	(120)

NET INCOME (LOSS)	(23)	238

UNREALIZED GAINS AND (LOSSES) ON CERTAIN INVESTMENTS
IN DEBT AND EQUITY SECURITIES, net of tax	4	17

COMPREHENSIVE INCOME (LOSS)	$ (19)	$ 255

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$ (0.00)	$ 0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,635	5,616

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	5,635	5,834

See accompanying notes.

ADA-ES, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Quarter Ended March 31, 2007 and 2006
(Amounts in thousands)
(Unaudited)

	COMMON STOCK		ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED
	SHARES	AMOUNT	INCOME	DEFICIT	TOTAL
BALANCES, January 1, 2006	5,610	$ 26,318	$ 33	$ (495)	$ 25,856
Stock and stock options issued to
consultant and directors for services	7	147	–	–	147
Stock-based compensation	–	80	–	–	80
Issuance of stock on exercise of options	3	32	–	–	32
Unrealized holding gains on investments	–	–	17	–	17
Investment reclassification adjustments
to income	–	–	11	–	11
Income tax effect	–	–	(11)	–	(11)
Net income	–	–	–	238	238

BALANCES, March 31, 2006	5,620	$ 26,577	$ 50	$ (257)	$ 26,370

BALANCES, January 1, 2007	5,635	$ 27,592	$ 167	$ (118)	$ 27,641
Stock-based compensation	–	84	–	–	84
Unrealized holding gains on investments	–	–	26	–	26
Investment reclassification adjustments
to income	–	–	(19)	–	(19)
Income tax effect	–	–	(3)	–	(3)
Net loss	–	–	–	(23)	(23)

BALANCES, March 31, 2007	5,635	$ 27,676	$ 171	$ (141)	$ 27,706

See accompanying notes.

ADA-ES, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Quarter Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (23)	$ 238
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	84	58
(Gain) loss on asset dispositions and securities	(10)	22
Deferred tax expense (benefit)	(10)	120
Expenses paid with stock and stock options	84	227
Minority interest in loss of subsidiary	(13)	—

Changes in operating assets and liabilities:
Trade receivables, net	(605)	217
Prepaid expenses and other	28	(319)
Accounts payable	435	(9)
Accrued expenses	(120)	(151)
Deferred revenue and other	94	(45)

Net cash provided by (used in) operating activities	(56)	358

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment, patents
and development projects	(1,095)	(239)
Investment in securities	(1,923)	(1,812)
Proceeds from sale of securities and certificates of deposit	2,132	2,502

Net cash provided by (used in) investing activities	(886)	451

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and notes payable	—	(2)
Exercise of stock options	—	32

Net cash provided by financing activities	—	30

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(942)	839
CASH AND CASH EQUIVALENTS, beginning of period	16,129	14,026

CASH AND CASH EQUIVALENTS, end of period	$ 15,187	$ 14,865

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash payments for interest	—	$ 1

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007

(1)   Basis of Presentation

ADA-ES, Inc. (ADA), its wholly owned subsidiary, ADA Environmental Solutions, LLC (ADA LLC), and our 50% joint venture interest in Clean Coal Solutions, LLC (Clean Coal), collectively, are referred to as the Company. ADA’s only asset is it’s investment in its wholly owned subsidiary, ADA LLC. The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. The Company generates a substantial part of its revenue from contracts co-funded by the government and industry. The Company’s sales occur principally throughout the United States.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the financial statements of ADA-ES, its subsidiaries and Clean Coal. We have eliminated all significant intercompany balances and transactions in consolidation.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our Form 10-K.

We prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

(2)   Net Income (Loss) Per Share

Basic income (loss) per share is computed based on the weighted average common shares outstanding in the period. Diluted income per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

	Quarter Ended March 31,
	2007	2006
	(In thousands)
NET INCOME (LOSS):	$ (23)	$ 238

DETERMINATION OF SHARES:
Average common shares outstanding	5,635	5,616
Incremental common shares issuable:
Stock Options and awards	—	218

Diluted average common shares outstanding	5,635	5,834

Basic earnings per common share	$ (0.00)	$ 0.04

Diluted earnings per common share	$ (0.00)	$ 0.04

No outstanding stock options to purchase shares of common stock for the quarter ended March 31, 2006 were excluded from the calculation of diluted shares. All outstanding stock options outstanding, see Note 4, to purchase shares of common stock for the quarter ended March 31, 2007 were excluded from the calculation of diluted shares as their effect is anti-dilutive. The effect of dilutive securities on the loss shown for 2007 is anti-dilutive.

(3)   Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in years	As of March 31, 2007	As of December 31, 2006
		(In thousands)
Machinery and equipment	3-10	$ 1,598	$ 1,357
Leasehold improvements	3 -7	330	326
Furniture and fixtures	3-7	148	147

		2,076	1,830
Less accumulated depreciation and amortization		(1,110)	(1,033)

Total property and equipment, net		$ 966	$ 797

Depreciation and amortization of property and equipment for the quarters ended March 31, 2007 and 2006 was $77,000 and $55,000, respectively.

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

During 2004, the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company’s Common Stock to executive officers of the Company, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a 10-year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In February 2007, the Board of Directors authorized the vesting of 17,258 options under this plan with a fair value of $35,000. As of March 31, 2007 and 2006, 56,486 and 40,228 options were exercisable, respectively.

During 2004, the Company adopted a plan (the “2004 Plan”) for the issuance of shares and the grant of options to purchase shares of the Company’s Common Stock to the Company’s non-management directors. The 2004 Plan provided for the award of stock of 603 shares per individual non-management director or 4,221 shares in total, and the grant of options to purchase 5,000 shares of common stock per individual non-management director or 35,000 in total, all of which were formally granted and issued in 2005 after approval of the 2004 Plan by the stockholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and will vest over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. During the first quarter of 2006, 10,000 of such options and during the second quarter of 2006 another 5,000 of such options were forfeited after the resignation of three directors. As of March 31, 2007 and 2006, 5,001 and 8,335 options were vested and exercisable, respectively.

During 2005 the Company adopted the 2005 Directors’ Compensation Plan (the “2005 Plan”), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of the Company’s Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors of the Company in the form of awards of shares of Common Stock and vesting of options to purchase Common Stock of the Company for services performed for the Company. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price for options granted under the 2005 Plan will be the market price on the date of grant, the shares of Common Stock underlying the option will vest for exercise at a rate of no more than 1,667 shares per annual period per individual, and any unvested options that are outstanding at the date the individual is no longer is a Director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. In January 2006 the Board of Directors authorized the issuance of 1,000 shares of Common Stock each, or a total of 7,000 shares and in August 2006 the Board granted 15,000 options, to the non-management directors of the Company. As of March 31, 2007 none of the options were vested and exercisable.

Following is a table of options activity for the quarter ended March 31, 2007:

	Director & Employee Options	Non- Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2007	344,969	80,000	$ 11.55
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—

OPTIONS OUTSTANDING, March 31, 2007	344,969	80,000	$ 11.55

OPTIONS EXERCISABLE, March 31, 2007	164,352	59,000	$ 11.56

No options were exercised during the quarter ended March 31, 2007. The aggregate intrinsic value of options exercisable at March 31, 2007 was $489,000 based on a market price of $13.75.

Stock options outstanding at March 31, 2007 are summarized in the table below:

	Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price
$2.80	11,665	$ 2.80	11,665	6.6	$ 2.80
$8.60 - $10.00	237,400	$ 8.89	120,166	7.2	$ 9.18
$13.80 - $15.25	132,604	$ 14.54	64,021	7.1	$ 14.33
$18.61 - $20.20	43,300	$ 19.34	27,500	8.6	$ 19.19

	424,969	$ 11.55	223,352	7.3	$ 11.56

As of March 31, 2007, there was $413,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. This cost is expected to be recognized over a two year period. The total fair value of shares underlying stock options which vested during the quarters ended March 31, 2007 and 2006 was $94,000 and $102,000, respectively.

No options were granted in the first quarter of 2007. The average fair value of each director and employee option granted in 2006 was approximately $5.44 and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected volatility	38%
Risk-free interest rate	4.0%
Expected life of options (in years)	4.0
Expected dividends	0

(5)   Business Segment Information

The following information relates to the Company’s two reportable segments: Mercury emission control (MEC) and Flue gas conditioning and other (FGC). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Quarter Ended March 31,
	2007	2006
	(In thousands)
REVENUE:
MEC	$ 3,629	$ 3,120
FGC	275	529

Total	$ 3,904	$ 3,649

SEGMENT PROFIT:
MEC	$ 996	$ 728
FGC	3	165

Total	$ 999	$ 893

A reconciliation of the reported total segment profit to net income (loss) for the periods shown above is as follows:

	Quarter Ended March 31,
	2007	2006
	(In thousands)
Total segment profit	$ 999	$ 893
Non-allocated general and administrative expenses	(1,227)	(671)
Depreciation and amortization	(84)	(58)
Interest, other income (expense) and deferred income tax (provision) benefit	289	74

Net income (loss)	$ (23)	$ 238

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, audit fees and corporate governance expenses.

(6)   Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” which was effective for our year beginning January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense as they become applicable. We adopted the provisions of FIN 48 on January 1, 2007. No unrecognized tax benefits were recorded as of the date of adoption.The Company files income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2004.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating its impact and does not expect that adoption of SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS 159 will be effective for us beginning January 1, 2008.  We are is in the process of determining the effect, if any, the adoption of SFAS 159 will have on our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, regarding future events and our anticipated future results, which are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Words or phrases such as “will,” “hope,” “expect,” “anticipate,”  “intend,” “plan” or similar expressions are generally identify the forward-looking statements in this Report, and such forward-looking statements include, but are not limited to, statements or expectations regarding (a) the impact of national and state mercury control regulations on the nation’s 1,100-plus coal-fired units; (b) capability of U.S. coal reserves to serve demand for the next 250 years, (c) future estimated costs to control mercury emissions, (d) the rapid development of the mercury emission control market, (e) expected growth in the power industry’s interest in DOE projects, (f) amounts and timing of and changes in future revenues, research and development expenses, costs of operating Clean Coal Solutions, LLC, annual lease costs and other expenditures and gross margins, (g) our ability to meet contract delivery milestones, (h) the size of the applicable target market and market potential for Refined Coal, (i) timing of completion of projects and future demonstrations, (j) procession of outstanding bid requests to orders between now and 2010, (k) the range of costs for capital equipment expected to be required by each coal-fired unit and range of sorbent requirements per unit; (l) the market for our Refined Coal Technology and ADA-249M, (m) inability of the supply of activated carbon to meet market demand as early as 2010, (n) potential costs for development of a Greenfield activated carbon facility, (o) appropriation of funds by Congress for DOE projects, (p) immateriality of any future adjustments due to DOE audits, and (r) our ability to meet a significant portion of the expected shortage in activated carbon supply.

The forward-looking statements contained in this Report involve risks and uncertainties that could cause actual results to differ materially from the anticipated results we discuss in this Report. Although forward-looking statements provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information. We do not guarantee future results, levels of activity, performance or achievements and we do not assume responsibility for the accuracy and completeness of these statements. You are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report, and to consult any later filings we may make with the Securities and Exchange Commission for additional risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made and based on information as of the date of this report. We assume no obligation to update any of these statements based on information after the date of this report. The principal risks and uncertainties that may affect our actual performance and results of operations include the following: changes in existing and planned environmental laws, changes in government funding, loss of key relationships, technical problems with activated carbon injection (ACI) systems sold, failure to meet guarantees on ACI systems, decrease in demand for coal, lack of management expertise, inability to obtain funding and other risks relating to the development of a Greenfield activated carbon facility, seasonality of our business, inadequate supply of activated carbon, inadequate supply of coal, lack of or mismanagement of resources to support future growth, loss of key personnel, changes in taxation rules or financial accounting standards, dilution resulting from future sales of common stock or other securities, and lack of dividend payments to shareholders. These risks and uncertainties may cause our actual results to differ materially from those described in any of the forward-looking statements.

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

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control in March 2005. We believe that the long-term growth of the MEC market for the electric utility industry will most likely depend on how industry chooses to respond to federal and state regulations, which are in various stages of enactment and challenge in the courts. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. We have recently seen a significant increase in new plant projects. DOE’s latest report issued in 2006 includes 153 potential new projects totaling 93GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) DOE- and industry-funded contracts mentioned above, (ii) mercury testing services and (iii) equipment sales and commissions on sorbents sold to new plants and existing plants affected by the implementation of enacted regulations. State regulations and increasing numbers of consent decrees are becoming the largest market driver for this part of our business. Although we expect this market to show steady growth over the next several years, we believe the most significant revenue growth will occur when final federal regulations impact a significant portion of previously uncontrolled, existing boilers.

The market for our FGC chemicals and services is relatively flat and is expected to continue to decline in the near-term. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important but decreasing contribution to our overall profitability.

In 2006, we signed contracts for ten Activated Carbon Injection (ACI) systems to be delivered in 2006 and 2007, bringing the total number of ACI systems installed or in process as of December 31, 2006 to twelve. Thus far in 2007, we have signed contracts or orders to proceed for seven ACI systems to be delivered in 2007 and 2008, bringing our total number of ACI systems installed or currently in process to 19. In addition, one system was installed in partnership with a third party for which we provided design services through a DOE contract. We are entitled to commissions on future sorbent sales to the utility industry in North America purchased from a vendor with whom we have a relationship. Remaining revenue from the ACI system contracts totaled $3.3 million as of January 1, 2007, of which approximately $1.6 million was recognized in the first quarter of 2007. Remaining revenues from ACI contracts totaled approximately $7.7 million as of March 31, 2007 and is expected to be recognized in 2007 and 2008.

Results of Operations – 1st Quarter 2007 versus 1st Quarter 2006
Revenues totaled $3,904,000 for 2007 versus $3,649,000 in 2006, representing an increase of 7%. Revenues in our MEC segment for 2007 increased by $509,000 (16%), and FGC and other activities decreased by ($254,000) (48%). We have been hiring personnel in response to the growth we have realized in the past and expect to achieve in 2007, and have more than doubled the number of engineers in our commercial equipment group, who are integral to our MEC operations. Adequate resources of skilled labor have been and are expected to be available to meet anticipated needs.

Revenues in 2007 from the MEC segment were comprised of government and industry-supported contracts (42%), sales and installation of ACI systems and minor amount of commissions on activated carbon (AC) sales (49%) and consulting services (9%), compared to 44%, 33% and 9%, respectively, in 2006. For the quarter, our DOE and industry demonstration contract revenues totaled $1.5 million representing a decrease of 5% from 2006 revenues. The remaining unearned amount of the contracts was $11.7 million as of March 31, 2007, of which $7.4 million is expected to be recognized in 2007 (including cash contributions by other industry partners). ACI systems and commissions earned on the sale of activitated carbon (AC) contributed approximately $1.8 million to MEC revenues recognized for the quarter, increasing 48% from the 2006 contribution to revenue of $1.2 million. We had contracts in progress at quarter-end for supply of ACI systems with remaining revenue of approximately $7.7 million which we expect to complete and realize in 2007 and 2008. The most significant growth occurred in the sales and installations of ACI systems and AC commissions, which increased $573,000 in the quarter and is the result of an increasing number of system sales as noted above. Revenues from AC commissions represent approximately $159,000 of that amount. We expect growth in 2007 in the MEC segment to result primarily from an increasing number of ACI systems and AC commissions sales in response to mercury emission control legislation and from existing government and industry-supported contracts. Our contracts with the government are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. We believe, however, that we have complied with all requirements of the contracts and future adjustments, if any, will not be material. In addition, the federal government must appropriate funds on an annual basis to support DOE contracts, and funding is always subject to unknown and uncontrollable contingencies. Revenues from consulting services included in the MEC segment increased approximately $13,000, from 2006 to 2007.

FGC and other revenues decreased by $254,000 or 48% due to fewer shipments of chemical to continuing customers. Included in 2006 revenues was a test program that was not repeated in 2007. We expect FGC and other revenues in 2007 to be significantly lower than 2006, as we believe that planned customer purchases for 2007 will be less than such purchases made in 2006.

Cost of revenues increased by $44,000 or 2% in 2007 from 2006 primarily as a result of increased revenues for the same periods. Gross margins were 41% for the first quarter as compared to 38% in 2006. The increase is a result of increased margins in the MEC segment as discussed below.

Cost of revenues for the MEC segment increased by $161,000 in 2007 or 8%, as compared to 2006 primarily as a result of the increased revenue generating activities noted above. Gross margins for this segment were 40% for the first quarter as compared to 35% for 2006. The improvement in gross margins from the prior year resulted from higher margins on DOE contracts as our cost share percentage on those contracts has decreased, offset by somewhat lower margins on ACI system sales as that market is developing. The changes in MEC segment profits from 2006 to 2007 are a result of the same factors.

Cost of revenues for the FGC and other segment decreased by $117,000 or 46% in 2007, as compared to 2006. We performed a demonstration in the 1st and 2nd quarters of 2006 was not repeated in 2007 that contributed to higher costs for those periods. Gross margins for this segment were 51% for 2007 as compared to 52% in 2006. The decrease in gross margins from 2006 to 2007 is a result of increased FGC sales of a product we license from ARKAY Technologies, which carry a lower margin than historical FGC sales and the increased costs in development projects . FGC revenues represent primarily chemical sales, which carry a higher margin than the typical fixed price and time and materials sales in MEC revenues. FGC and other revenues comprised 7% of total revenues in 2007, compared to 14% in 2006. The changes in the FGC segment profits from 2006 to 2007 are a result of the same factors.

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

General and administrative expenses increased by $609,000 or 72% to $1,461,000 in 2007. The dollar increase in 2007 resulted primarily from increased audit and Sarbanes-Oxley (SOx) compliance costs ($240,000); increased legal, consulting and outside labor costs ($138,000), increased administrative wage costs ($115,000); and increased insurance costs ($34,000). We expect our audit and SOx costs to decrease substantially in future periods.

Research and development expenses increased by $52,000 or 17% in 2007 as compared to 2006. We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to continue to grow at a rate of about 10% annually for the next several years. Of the amount incurred in 2007, $125,000 was directly related to DOE contracts.

MEC segment profits increased by $268,000 or 37% to $996,000 as compared to 2006. The increase was primarily a result of increased MEC segment revenues and improved margins on our DOE contracts as described above. FGC and other segment profits decreased by $162,000 or 98% to $3,000 as compared to 2006. The decrease was primarily the result of increasing project development costs incurred during the period, lower margin chemical sales and decreasing segment revenues.

Included in other income and expense is the minority interest in the loss of $13,000 of Clean Coal Solutions, LLC our joint venture with an affiliate of NexGen Resources Corporation that is pursuing refined coal opportunities. During the first quarter of 2007 we incurred approximately $158,000 related to these efforts and the support of our internal costs.

We had net interest and other income of $266,000 in 2007, as compared to $194,000 for 2006. Interest and other income increased in 2007 due to an increase in invested balances and increasing interest rates.

The deferred income tax benefit for 2007 represents our expected effective tax rate of approximately 31% for 2007, which is less than the rate of 34% we recognized for the first quarter of 2006. The decrease is primarily the result of larger impact of R&D tax credits for 2007 as compared to the amount estimated for the first quarter of 2006.

Unrealized gains, net of tax, on investments in debt and equity securities amounted to $4,000 for 2007 as compared to $17,000 for 2006. The gains recorded in 2007 and 2006 are the result of increases in the market value of our equity investments.

Liquidity and Capital Resources
We had a positive working capital of $17.3 million at March 31, 2007, compared to working capital of $18.5 million at December 31, 2006. The decrease is a result primarily from our continued investments in our development projects and capital expenditures, and fluctuations in operating assets and liabilities in the normal course of business. In addition to working capital, we had long-term investments in securities, accounted for as “available-for-sale” investments, of approximately $5.6 million and $5.3 million at March 31, 2007 and December 31, 2006, respectively. We intend to retain a portion of these investments to demonstrate strength in our financial position to support performance guarantees we have been and may continue to provide on sales of ACI systems. We may also use a portion of such investments and cash on hand to fund growth of the Company, which may include expansion of product offerings and strategic acquisitions. We believe that existing and expected future working capital, will be sufficient to meet our anticipated operating needs in 2007.

Our principal source of liquidity is our existing working capital and operating cash flow. Future positive cash flow is somewhat dependent upon the continuation of chemical sales and operations of the flue gas conditioning (FGC) units currently in-place in Illinois, Louisiana and Iowa. These units provided an average monthly cash flow of approximately $13,000 each thus far in 2007. While we have been awarded a contract to perform a demonstration project at another plant beginning in the first half of 2007, we are not certain that this demonstration will be successful or will result in future sales of FGC equipment and chemicals. Unsatisfactory results for any of our FGC customers, which could be caused by a single factor (or some combination of factors) such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), and/or overall cost/benefit analysis, at any of those units, are likely to result in a decrease or termination of the sale of chemicals for such units and a reduction in the cash flow we have historically received, thereby reducing that portion of our liquidity that has been provided by positive cash flow.

Assuming no changes in government funding, we expect to recognize over the next several years the remaining revenue on the in-progress and new awards totaling $11.7 million as of March 31, 2007. We recognized $1.5 million related to DOE and industry co-funded contracts in the first quarter of 2007. We expect to recognize revenue from these contracts of approximately $7.4 million in total for 2007, including the first quarter. If further funding were not approved, we would decrease or cease activities on those contracts and would expect to maintain a positive cash flow but at a reduced level.

We have planned capital expenditures to sustain and improve ongoing operations for 2007 estimated at $400,000, which includes planned expenditures for build-out of space and office equipment to accommodate new employees, replacement of obsolete computers and office equipment and field equipment. We expect to fund these requirements out of existing working capital and cash flow from operations. This amount does not include amounts we may choose to spend on specific development projects to secure our position in the activated carbon market. The Board has committed approximately $4 million from internal funds, which we expect to expend through August 2007. We believe this will allow us to move the project forward in a manner that will position us to meet a significant portion of the shortage in activated carbon supply for this rapidly expanding market.

During the 1st quarter of 2007 we incurred an additional $841,000 for such project development costs, which costs have been deferred and are classified on the balance sheet and included with Development Projects and Other Assets. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets and then subject to future impairment evaluations.

Under our defined contribution and 401(k) pension plan, we match up to 5% of salary amounts deferred by employees in the Plan and contribute certain amounts based on the profits of the Company, which amounts are determined annually by our Board of Directors. During the quarter ended March 31, 2007 and 2006, we recognized $34,000 and $25,000, respectively, of matching expense; this expense is expected to amount to approximately $170,000 in 2007. In the past, we have also made discretionary contributions to the Plan and employees. Based on results for 2006, the amount paid to the plan totaled $123,000 and was paid in the form of cash to the accounts of all eligible employees in February and March 2007. During the first quarters of 2007 and 2006, we accrued approximately $45,000 and $32,000, respectively, for such payments based on results for the respective quarters.

We recorded net deferred tax liabilities of $126,000 and $133,000 as of March 31, 2007, and December 31, 2006, respectively.

Cash flow used by operations totaled ($56,000) for the first quarter of 2007 compared to cash flow provided of $358,000 for the same period in 2006. The 2007 cash flow used was due to increases in our accounts receivable ($605,000) as a result of increased ACI system sales, decrease in accrued payroll and related liabilities ($120,000) and adjustments for non cash expenses which included benefit for income tax ($10,000) and the net loss of ($23,000). The 2007 operating cash flow used was offset by the increase in accounts payable of $435,000, and an increase in deferred revenue and accrued warranty costs totaling $94,000, which correspond to our overall growth in business and in particular with increasing ACI system sales.

Net cash used by investing activities was ($886,000) for first quarter of 2007 compared to cash provided in investing activities of $451,000 in 2006. In 2007, certificates of deposit totaling $400,000 were liquidated and held as cash equivalents, whereby proceeds from sales of securities exceeded investments in securities. Such excess was offset somewhat by changes to our investment portfolio to maintain a targeted balance and maximize earnings, as well as re-investment of gains that occurred during the period. The net increase in cash from investment activity was offset by a use of cash for purchases of property and equipment for the build-out of additional space in our current headquarters location to accommodate new employees and field equipment ($254,000), and amounts invested in our project development costs ($841,000), particularly for development of a long-term activated carbon supply.

Critical Accounting Policies and Estimates
Revenue Recognition – ADA follows the percentage of completion method of accounting for all significant contracts excluding government contracts and chemical sales. The percentage of completion method of reporting income takes into account the estimated costs to complete and estimated gross margin for contracts in progress. We recognize revenue on government contracts based on the time and expenses incurred to date.

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

Recently Issued Accounting Policies
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” which was effective for our year beginning January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense as they become applicable. We adopted the provisions of FIN 48 on January 1, 2007. No unrecognized tax benefits were recorded as of the date of adoption. We file income tax returns in the U.S. federal and various state jurisdictions.  We are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2004.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 focuses on creating consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating its impact and does not expect that adoption of SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS 159 will be effective beginning January 1, 2008.  We are in the process of determining the effect, if any, the adoption of SFAS 159 will have on our financial statements.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows:

In our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, three material weaknesses were identified as summarized below:

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

Over the past 4 months, we have taken steps to strengthen our ability to identify and resolve GAAP accounting issues as they arise. Specifically, we have implemented new controls and procedures to substantially mitigate the risks associated with the material weaknesses identified above. Management has not completed all of the testing of controls in these areas for fiscal 2007.

Our CEO and CFO do not expect that our internal controls and procedures will prevent all error and all fraud. Although our internal controls were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

Item 5.   Other Information

Rollie J. Peterson, a Director who served as Chairman of the Nominating and Governance Committee and a Member of the Audit Committee died in a motoring accident in Minnesota on May 6, 2007. He was 59 years old. The Board has not yet replaced Mr. Peterson as Chairman of the Nominating and Governance Committees, but will appoint his replacement at the next scheduled Board meeting on May 16, 2007. The Board will reduce the size of the Board of Directors from nine to eight as a result of Mr. Peterson’s death, and will therefore not be replacing Mr. Peterson as a director at the present time. We will disregard any votes cast for Mr. Peterson in the election of directors that will take place at the Annual Shareholder Meeting to be held on June 19, 2007.

Item 6.    Exhibits

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc.
Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc
Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc.
Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc.
Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

* These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc.
Registrant

Date: May 10, 2007	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: May 10, 2007	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc.
Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc
Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc.
Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc.
Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

* These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.