Form 10-Q
period 2007-06-30
ADA-ES INC
filed 2007-08-08
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50216

ADA-ES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1457385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8100 SouthPark Way, B, Littleton, Colorado	80120
(Address of principal executive offices)	(Zip Code)

(303) 734-1727

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, no par value	5,647,981

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

ADA-ES, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,619	$16,129
Trade receivables, net of allowance for doubtful accounts of $35 and $4, respectively	4,428	3,522
Investments in securities	2,154	2,427
Prepaid expenses and other	528	361

Total current assets	20,729	22,439

PROPERTY AND EQUIPMENT, at cost	2,154	1,830
Less accumulated depreciation and amortization	(1,186)	(1,033)

Net property and equipment	968	797

GOODWILL, net of $1,556 in amortization	2,024	2,024
INTANGIBLE ASSETS, net of $69 and $57, respectively, in amortization	272	241
INVESTMENTS IN SECURITIES	5,429	5,322
DEVELOPMENT PROJECTS AND OTHER ASSETS	4,040	931

TOTAL ASSETS	$33,462	$31,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,454	$2,352
Accrued payroll and related liabilities	590	618
Accrued expenses	145	161
Deferred revenue and other	1,039	761

Total current liabilities	5,228	3,892

LONG-TERM LIABILITIES:
Deferred warranty and other	267	184

Total liabilities	5,495	4,076

MINORITY INTEREST	11	37

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock; 50,000,000 shares authorized, none outstanding	—	—
Common stock; no par value, 50,000,000 shares authorized, 5,646,981 and 5,635,137 shares issued and outstanding	27,876	27,592
Accumulated other comprehensive income	166	167
Accumulated deficit	(86)	(118)

Total stockholders’ equity	27,956	27,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,462	$31,754

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE:
Mercury emission control	$4,609	$2,635	$8,238	$5,755
Flue gas conditioning and other	333	671	608	1,200

Total net revenues	4,942	3,306	8,846	6,955

COST OF REVENUES:
Mercury emission control	3,117	1,734	5,297	3,753
Flue gas conditioning and other	296	428	431	680

Total cost of revenues	3,413	2,162	5,728	4,433

GROSS MARGIN	1,529	1,144	3,118	2,522

OTHER COSTS AND EXPENSES:
General and administrative	1,195	910	2,656	1,762
Research and development	525	310	881	614
Depreciation and amortization	83	64	167	122

Total expenses	1,803	1,284	3,704	2,498

OPERATING INCOME (LOSS)	(274)	(140)	(586)	24

OTHER INCOME:
Minority interest in loss of consolidated subsidiary	83	—	96	—
Interest and other income	268	194	534	388

Total other income	351	194	630	388

INCOME BEFORE INCOME TAX PROVISION	77	54	44	412
DEFERRED INCOME TAX PROVISION	(22)	(10)	(12)	(130)

NET INCOME	55	44	32	282

UNREALIZED NET LOSSES ON CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, net of tax	(5)	(31)	(1)	(14)

COMPREHENSIVE INCOME	$50	$13	$31	$268

NET INCOME PER COMMON SHARE–BASIC AND DILUTED	$0.01	$0.01	$0.01	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,641	5,624	5,638	5,620

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	5,770	5,875	5,742	5,818

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2007 and 2006

(Amounts in thousands)

(Unaudited)

	COMMON STOCK		ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT
BALANCES, January 1, 2006	5,610	$26,318	$33	$(495)	$25,856
Stock and stock options issued to consultant and directors for services	7	153	—	—	153
Stock-based compensation	—	153	—	—	153
Issuance of stock on exercise of options	10	80	—	—	80
Unrealized holding losses on investments	—	—	(55)	—	(55)
Investment reclassification adjustments to income	—	—	33	—	33
Income tax effect	—	—	8	—	8
Net income	—	—	—	282	282

BALANCES, June 30, 2006	5,627	$26,704	$19	$(213)	$26,510

BALANCES, January 1, 2007	5,635	$27,592	$167	$(118)	$27,641
Stock issued to consultant for services	2	20	—	—	20
Stock-based compensation	—	166	—	—	166
Issuance of stock on exercise of options	10	98	—	—	98
Unrealized holding gains on investments		—	22	—	22
Investment reclassification adjustments to income	—	—	(24)	—	(24)
Income tax effect	—	—	1	—	1
Net income	—	—	—	32	32

BALANCES, June 30, 2007	5,647	$27,876	$166	$(86)	$27,956

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32	$282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	167	122
(Gain) loss on asset dispositions and securities	(17)	53
Deferred tax expense	12	130
Expenses paid with stock and stock options	166	306
Minority interest in loss of subsidiary	(96)	—
Changes in operating assets and liabilities:
Trade receivables, net	(906)	108
Prepaid expenses and other	(166)	(718)
Accounts payable	1,102	(303)
Accrued expenses	(59)	479
Deferred revenue and other	365	241

Net cash provided by operating activities	600	700

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment, patents and development projects	(3,458)	(365)
Investment in securities	(2,651)	(3,976)
Proceeds from sale of securities and certificates of deposit	2,832	4,604

Net cash provided by (used in) investing activities	(3,277)	263

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and notes payable	—	(3)
Minority interest capital contribution	69	—
Exercise of stock options	98	80

Net cash provided by financing activities	167	77

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,510)	1,040
CASH AND CASH EQUIVALENTS, beginning of period	16,129	14,026

CASH AND CASH EQUIVALENTS, end of period	$13,619	$15,066

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash payments for interest	$—	$1

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW FINANCING ACTIVITIES:
Stock issued for services	$20	$—

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

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

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

(2) Net Income Per Share

Basic income per share is computed based on the weighted average common shares outstanding in the period. Diluted income per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)		(In thousands, except per share data)
NET INCOME:	$55	$44	$32	$282

DETERMINATION OF SHARES:
Average common shares outstanding	5,641	5,624	5,638	5,620
Incremental common shares issuable:	—	—	—	—
Stock Options and awards	129	251	104	198

Diluted average common shares outstanding	5,770	5,875	5,742	5,818

Basic earnings per common share	$0.01	$0.01	$0.01	$0.05

Diluted earnings per common share	$0.01	$0.01	$0.01	$0.05

Stock options outstanding to purchase 43,300 and 19,900 shares of common stock for the six months ended June 30, 2007 and 2006, respectively, were excluded from the calculation of diluted shares because their effect would be anti-dilutive.

(3) Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in years	As of June 30, 2007	As of December 31, 2006
		(In thousands)
Machinery and equipment	3-10	$1,668	$1,357
Leasehold improvements	3-7	339	326
Furniture and fixtures	3-7	147	147

		2,154	1,830
Less accumulated depreciation and amortization		(1,186)	(1,033)

Total property and equipment, net		$968	$797

Depreciation and amortization of property and equipment for the six months ended June 30, 2007 and 2006 was $156,000 and $116,000, respectively.

(4) Stock Options

During 2003 the Company adopted the 2002 ADA-ES, Inc. Stock Option Plan, which was originally referred to as the 2002 Stock Option Plan (the “2003 Plan”), and reserved 400,000 shares of Common Stock for issuance under the plan. In general, all options granted under the plan expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price of an option will be determined by the compensation committee of the board of directors at the time the option is granted and will not be less than 100% of the fair market value of a share of our Common Stock on the date the option is granted. The compensation committee may provide in the option agreement that an option may be exercised in whole immediately or is exercisable in increments through a vesting schedule. During the first quarter of 2006, 19,900 options were granted under this plan. This plan was replaced by the 2007 equity incentive plan described below, and as a result, 140,706 shares of Common Stock that were originally reserved for issuance upon exercise of options grantable under the 2003 Plan were removed from the Plan.

During 2004, the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company’s Common Stock to executive officers of the Company, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a 10-year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In February 2007, the Board of Directors authorized the vesting of 17,258 options under this plan with a fair value of $35,000. As of June 30, 2007 and 2006, 50,429 and 39,228 options were exercisable, respectively.

During 2004, the Company adopted a plan (the “2004 Plan”) for the issuance of shares and the grant of options to purchase shares of the Company’s Common Stock to the Company’s non-management directors. The 2004 Plan provided for the award of stock of 603 shares per individual non-management director or 4,221 shares in total, and the grant of options to purchase 5,000 shares of common stock per individual non-management director, or 35,000 in total, all of which were formally granted and issued in 2005 after approval of the 2004 Plan by the stockholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and will vest over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. During the first quarter of 2006, 10,000 of such options and during the second quarter of 2006 another 5,000 of such options were forfeited after the resignation of three directors. During the second quarter of 2007, 4,015 of such options were forfeited after the death of a director. As of June 30, 2007 and 2006, 8,332 and 6,668 options were vested and exercisable, respectively.

During 2005, the Company adopted the 2005 Directors’ Compensation Plan (the “2005 Plan”), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of the Company’s Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors of the Company in the form of awards of shares of Common Stock and vesting of options to purchase Common Stock of the Company for services performed for the Company. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price for options granted under the 2005 Plan will be the market price on the date of grant, the shares of Common Stock underlying the option will vest at a rate of no more than 1,667 shares per annual period per individual, and any unvested options that are outstanding at the date the individual is no longer a Director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. In January 2006 the Board of Directors authorized the issuance of 1,000 shares of Common Stock each, or a total of 7,000 shares and in August 2006 the Board granted 15,000 options, to the non-management directors of the Company. As of June 30, 2007 none of the options were vested and exercisable.

During 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which replaces the 2003 Plan. The 2007 Plan authorizes the issuance to employees, directors and consultants of up to 600,000 shares of Common Stock, either as restricted stock grants or to underlie options to purchase shares of the Company’s Common Stock Under the 2007 Plan, the award of stock is limited to not more than 30,000 shares per individual per year with a maximum of 10,000 shares grantable in any year to non-management Directors. In general, all options granted under the 2007 Plan will expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price for options granted under the 2007 Plan will be the market price on the date of grant and the shares of Common Stock underlying the option will vest on the passage of specified times following the date of grant, the occurrence of one of more events, the satisfaction of performance criteria or other conditions specified by the Company’s Board of Directors. As of June 30, 2007 no shares of Common Stock or options have been granted under the 2007 Plan.

Following is a table of options activity for the six months ended June 30, 2007:

	Director & Employee Options	Non-Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2007	344,969	80,000	$11.55
Granted	—	—	—
Exercised	(10,396)	—	10.77
Expired	(4,015)	(21,000)	14.47

OPTIONS OUTSTANDING, June 30, 2007	330,558	59,000	$11.39

OPTIONS EXERCISABLE, June 30, 2007	167,899	59,000	$11.79

The aggregate intrinsic value of options exercisable at June 30, 2007 was $2.2 million based on a market price of $21.36.

Stock options outstanding at June 30, 2007 are summarized in the table below:

Range of Exercise Prices	Options Outstanding		Options Exercisable
	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price
$ 2.80	11,665	$2.80	11,665	6.3	$2.80
$ 8.60 - $ 10.00	231,343	$8.90	114,109	6.9	$9.21
$ 13.80 - $ 15.25	103,250	$14.59	73,625	6.8	$14.44
$ 18.61 - $ 20.20	43,300	$19.34	27,500	8.4	$19.19

	389,558	$11.39	226,899	7.0	$11.79

As of June 30, 2007, there was $308,767 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. This cost is expected to be recognized over a two year period. The total fair value of shares underlying stock options which vested during the six months ended June 30, 2007 and 2006 was $176,000 and $195,000, respectively.

No options were granted in the six months ended June 30, 2007. The average fair value of each director and employee option granted in the six months ended June 30, 2006 was approximately $5.52 and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected volatility	38%
Risk-free interest rate	4.0%
Expected life of options (in years)	4.0
Expected dividends	0

(5) Capitalized Development Costs

We are capitalizing all direct and identifiable incremental costs associated with our development efforts to build an activated carbon facility. As of June 30, 2007, such costs totaled $4.0 million, and are included in Development Projects and Other Assets on the accompanying condensed consolidated balance sheets. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets.

(6) Commitments and Contingencies

Under contracts to supply activated carbon injection systems, the Company may grant performance guarantees to the owner of the power plants that guarantee the performance of the associated equipment for a specified period. The Company may also guarantee the achievement of a certain level of mercury removal based upon the injection of a specified quantity of activated carbon at a specified rate given other plant operating conditions. In the event the equipment fails to perform as specified, the Company is obligated to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company has a “make right” obligation within the contract limits. The Company assesses the risks inherent in each contract and accrues an estimate that is based on costs incurred over the performance period of the contract. No warranty claims have been made to date. Any warranty costs paid out in the future will be charged against the accrual. The adequacy of warranty accrual balances is assessed at least quarterly based on current facts and circumstances and adjustments are made as needed. As of June 30, 2007 and December 31, 2006, the accrual balances for such equipment warranties and performance guarantees were $209,000 and $120,000, respectively, and are included in deferred warranty and other in the accompanying balance sheets.

(7) Business Segment Information

The following information relates to the Company’s two reportable segments: Mercury emission control (MEC) and Flue gas conditioning and other (FGC). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
REVENUE:
MEC	$4,609	$2,635	$8,238	$5,755
FGC	333	671	608	1,200

Total	$4,942	$3,306	$8,846	$6,955

SEGMENT PROFIT:
MEC	$903	$519	$1,899	$1,205
FGC	(93)	214	(90)	379

Total	$810	$733	$1,809	$1,584

A reconciliation of the reported total segment profit to net income for the periods shown above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Total segment profit	$810	$733	$1,809	$1,584
Non-allocated general and administrative expenses	(1,001)	(809)	(2,228)	(1,438)
Depreciation and amortization	(83)	(64)	(167)	(122)
Interest, other income (expense) and deferred income tax provision	329	184	618	258

Net income	$55	$44	$32	$282

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, legal and audit fees and corporate governance expenses.

(8) Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating its impact and do not expect that adoption of SFAS 157 will have a material impact on our financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, regarding future events and our anticipated future results, which are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Words or phrases such as “will,” “hope,” “expect,” “anticipate,” “intend,” “plan” or similar expressions generally identify the forward-looking statements in this Report, and such forward-looking statements include, but are not limited to, statements or expectations regarding (a) the impact of national and state mercury control regulations on the nation’s 1,100-plus coal-fired units, (b) capability of U.S. coal reserves to serve demand for the next 250 years, (c) future estimated costs to control mercury emissions, (d) the rapid development of the mercury emission control market, (e) expected growth in the power industry’s interest in DOE projects, (f) amounts and timing of and changes in future revenues, research and development expenses, costs of operating Clean Coal Solutions, LLC, annual lease costs and other expenditures and gross margins, (g) our ability to meet contract delivery milestones, (h) the size of the applicable target market and market potential for Refined Coal, (i) timing of completion of projects and future demonstrations, (j) expected future bid requests and procession of outstanding bid requests to orders between now and 2010, (k) the range of costs for capital equipment expected to be required by each coal-fired unit and range of sorbent requirements per unit, (l) the market for our Refined Coal Technology and ADA-249M, (m) inability of the supply of activated carbon to meet market demand as early as 2010, (n) potential costs for development of a Greenfield activated carbon facility, (o) appropriation of funds by Congress for DOE projects, (p) immateriality of any future adjustments due to DOE audits, and (q) our ability to meet a significant portion of the expected shortage in activated carbon supply.

The forward-looking statements contained in this Report involve risks and uncertainties that could cause actual results to differ materially from the anticipated results we discuss in this Report. Although forward-looking statements provide additional information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information. We do not guarantee future results, levels of activity, performance or achievements and we do not assume responsibility for the accuracy and completeness of these statements. You are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report, and to consult any later filings we may make with the Securities and Exchange Commission for additional risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made and based on information as of the date of this report. We assume no obligation to update any of these statements based on information after the date of this report. The principal risks and uncertainties that may affect our actual performance and results of operations include the following: changes in existing and planned environmental laws, changes in government funding, loss of key relationships, technical problems with activated carbon injection (ACI) systems sold, failure to meet guarantees on ACI systems, decrease in demand for coal, lack of management expertise, inability to obtain funding and other risks relating to the development of a Greenfield activated carbon facility, including the ability to obtain governmental permits needed to construct the facilities and appropriate partners to participate in the development of the facilities, seasonality of our business, inadequate supply of activated carbon, inadequate supply of coal, lack of or mismanagement of resources to support future growth, loss of key personnel, changes in taxation rules or financial accounting standards, the market for ADA-ES common stock or other securities, dilution, if any, resulting from future sales of common stock or other securities, and lack of dividend payments to shareholders. These risks and uncertainties may cause our actual results to differ materially from those predicted or described in the forward-looking statements.

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

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control in March 2005. We believe that the long-term growth of the MEC market for the electric utility industry will most likely depend on how industry chooses to respond to federal and state regulations, which are in various stages of enactment and challenge in the courts. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. We have recently seen a significant increase in new plant projects. DOE’s latest report issued in 2006 includes 153 potential new projects totaling 93GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) DOE- and industry-funded contracts mentioned above, (ii) mercury testing services and (iii) equipment sales to new plants and existing plants affected by the implementation of enacted regulations. State regulations and increasing numbers of consent decrees are becoming the largest market driver for this part of our business. Although we expect this market to show steady growth over the next several years, we believe the most significant revenue growth will occur when final federal regulations impact a significant portion of previously uncontrolled, existing boilers.

The market for our FGC chemicals and services is relatively flat and is expected to continue to decline in the near-term. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important, but decreasing, contribution to our overall profitability. Within the FGC segment, costs related to our investments in development projects have reduced profits from chemical sales and related services.

In 2006, we signed contracts for ten Activated Carbon Injection (ACI) systems to be delivered in 2006 and 2007, bringing the total number of ACI systems installed or in process as of December 31, 2006 to twelve. Thus far in 2007, we have signed contracts or orders to proceed for nine ACI systems to be delivered in 2007, 2008 and 2009, bringing our total number of ACI systems installed or currently in process to 21. In addition, one system was installed in partnership with a third party for which we provided design services through a DOE contract. Unrecognized remaining revenue from the ACI system contracts totaled $3.3 million as of January 1, 2007. During the first six months of 2007, approximately $4.1 million was recognized. Unrecognized remaining revenues from ACI contracts totaled approximately $6.1 million as of June 30, 2007 and is expected to be recognized in 2007, 2008 and 2009. We expect the supply of ACI systems to be our dominant revenue source for 2007 and 2008 and expect to bid on between 50 and 100 ACI systems during this time period based upon current regulations.

In March 2007, we signed an agreement with Calgon Carbon Corporation (CCC) to jointly market activated carbon to the utility market and explore ways in which we could both cooperate in expanding capacity at CCC’s facilities and our plans to build a new production facility. In July 2007, CCC gave us notice of its intent not to proceed with any joint development plans and terminate the agreement, which will be effective in August 2007. We intend, and we have been advised that CCC intends, to honor commitments made to one another for certain joint activities and on bids for supply contracts made to third parties during the term of the agreement. We expect the impact of the termination to result in reduced commissions in 2009 of possibly $3 million.

Results of Operations – 2nd Quarter and YTD 2007 versus 2nd Quarter and YTD 2006

Revenues totaled $4,942,000 and $8,846,000 for the three and six months ended June 30, 2007, respectively versus $3,306,000 and $6,955,000 for the three and six months ended June 30, 2006, respectively, representing increases of 49% and 27% for the quarter and year to date. Revenues in our MEC segment for 2007 increased for the second quarter and first six months by $1,974,000 and $2,483,000, respectively (75% and 43%), and FGC and other activities decreased by ($338,000) and ($592,000), respectively (50% and 49%). We have been hiring personnel in response to the growth we have realized in the past and expect to achieve in 2007, and have more than doubled the number of engineers in our commercial equipment group, who are integral to our MEC operations. We expect that adequate resources of skilled labor will continue to be available to meet anticipated needs.

Revenues in the first half of 2007 from the MEC segment were comprised of government and industry-supported contracts (42%), sales and installation of ACI systems and minor amount of commissions on activated carbon (AC) sales (52%) and consulting services (6%), compared to 47%, 42% and 10%, respectively, in the comparable 2006 period. For the current quarter, our DOE and industry demonstration contract revenues totaled $2.0 million representing an increase of 67% from second quarter 2006 DOE and industry demonstration contract revenues. The remaining unearned amounts on these contracts were $7.9 million as of June 30, 2007, of which $6.4 million is expected to be recognized in 2007 (including cash contributions by other industry partners). Our contracts with the government are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. We believe, however, that we have complied with all requirements of the contracts and future adjustments, if any, will not be material. In addition, the federal government must appropriate funds on an annual basis to support DOE contracts, and funding is always subject to unknown and uncontrollable contingencies. In July 2007, we were informed by DOE that their budget allocation for their fiscal year 2007 was lower than expected, which will result in a reduction in funding for one of our contracts in the amount of $550,000. When combined with the industry cost share for this project, we are anticipating a total reduction of approximately $1 million, all related to activities planned in 2007. In June 2007, we were informed by DOE that funding for another project would be lower than expected in years subsequent to 2007. The reduction in funding for this project is expected to be approximately $600,000, including related industry cost share reductions. While we are not aware of any DOE plans to further reduce funding on projects currently under contract, we expect DOE funding for mercury control projects in the future to decline as the mercury control market matures. However, we expect funding from utilities for mercury control to increase to meet state and local regulations and that DOE may fund other projects related to our business, including carbon dioxide control.

ACI systems contributed approximately $2.5 million to MEC revenues recognized for the current quarter, increasing 108% from the 2006 contribution to revenue of $1.2 million. We had contracts in progress at quarter-end for supply of ACI systems with remaining revenue of approximately $6.1 million which we expect to complete and realize in 2007, 2008 and 2009. The most significant growth occurred in the sales and installations of ACI systems, which increased $1.3 million in the quarter and is the result of an increasing number of system sales as noted above. We expect growth in 2007 in the MEC segment to result primarily from an increasing number of ACI system sales in response to mercury emission control legislation and from existing government and industry-supported contracts. Revenues from consulting services for the six months ended June 30, 2007 included in the MEC segment decreased approximately $103,000 from 2006 to 2007.

FGC and other revenues for the six months ended June 30, 2007 decreased by $592,000 or 49% due to fewer shipments of chemical to continuing customers. Included in 2006 revenues was a test program that was not repeated in 2007. We expect FGC and other revenues in 2007 to be significantly lower than 2006, as we believe that planned customer purchases for 2007 will be less than such purchases made in 2006. We initiated a test program with a new customer, which is to be conducted in the third quarter of this year. If results continue to be positive, that customer may elect to continue chemical purchases in the future.

Cost of revenues increased by $1,251,000 and $1,295,000 or 58% and 29% for the three and six months ended June 30, 2007, respectively, from the same periods in 2006 primarily as a result of increased expenses to support increasing revenues. Gross margins were 31% for the second quarter as compared to 35% in 2006. The decrease is a result of decreased margins in the both MEC and FGC and other segments as discussed below.

Cost of revenues for the MEC segment increased by $1,383,000 and $1,544,000 for the quarter and six months ended June 30, 2007, respectively, or 80% and 41%, as compared to the same periods in 2006 primarily as a result of the increased revenue generating activities noted above. Gross margins for this segment were 32% and 36% for the quarter and first six months, respectively, as compared to 34% and 35% for 2006. The decrease in gross margins for the quarter from the same period of the prior year resulted from lower margins on ACI system sales as that market is developing and increasing pricing pressures as a result of competition. MEC segment profits as a percent of revenue were unchanged from 2006 to 2007 for the quarter and increased slightly for the six-month period.

Cost of revenues for the FGC and other segment decreased by $132,000 and $249,000 or 31% and 37% for the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. We performed a demonstration in the 1st and 2nd quarters of 2006 that was not repeated in 2007 that contributed to higher costs for those periods. Gross margins for this segment were 11% and 29% for the quarter and six months ended June 30, 2007, respectively as compared to 36% and 43% for the same periods in 2006. The decrease in gross margins from 2006 to 2007 is a result of increased FGC sales of a product we license from ARKAY Technologies, which carry a lower margin than historical FGC sales, and the increased costs in development projects. FGC revenues include chemical sales, which carry a higher margin than the typical fixed price and time and materials sales in MEC revenues, however, these margins were offset by costs related to development projects. FGC and other revenues comprised 7% of total revenues for the six months ended June 30, 2007, compared to 17% for the same period in 2006. The changes in the FGC segment profits for the six months ended June 30, 2006 to the six months ended June 30, 2007 are a result of the same factors mentioned above.

We expect the amount of fixed price and time and materials work and ACI system sales in the MEC segment for the near term to represent an increasing source of revenue. Overall gross margins for the 2007 year are therefore expected to decline somewhat from the levels achieved for 2006 as a result of an increasing proportion of fixed price and time and materials work, our assumption of an increasing share of costs in the field demonstration projects in which we have elected to participate and pricing pressure caused by increased competition.

General and administrative expenses increased by $285,000 or 31% to $1,195,000 for the quarter and $894,000 or 51% for the six months ended June 30, 2007. The dollar increase in the six months ended June 30, 2007 resulted primarily from increased audit and Sarbanes-Oxley (SOx) compliance costs ($227,000); increased legal, consulting and outside labor costs ($336,000), increased administrative wage costs ($210,000); and increased insurance costs ($57,000). We expect our audit and SOx costs to decrease substantially in future periods.

Research and development expenses increased by $215,000 and $267,000 or 69% and 43% for quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to continue to grow at a rate of about 15% annually for the next several years. Of the amount incurred in 2007, $322,000 was directly related to DOE contracts.

MEC segment profits increased by $384,000 and $694,000 or 74% and 58% for the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increase was primarily a result of increased MEC segment revenues. FGC and other segment profits decreased by $307,000 and $469,000 or 143% and 124% for the quarter and six months ended June 30, 2007, compared to the same periods in 2006. The decrease was primarily the result of increasing project development costs incurred during the period, lower margin chemical sales and decreasing segment revenues.

Included in other income and expense is the minority interest in the loss of Clean Coal Solutions, LLC, our joint venture with an affiliate of NexGen Resources Corporation that is pursuing refined coal opportunities. The minority interest in the loss amounted to $96,000. During the six months ended June 30, 2007, we incurred approximately $210,000 related to these efforts and the support of our internal costs. We expect a similar level of costs to continue for the balance of 2007. In 2007, we conducted the third and fourth full-scale tests of our product, which demonstrated the ability to meet the emission control performance required to qualify for the Section 45 tax credits.

We had net interest and other income of $534,000 for the six months ended June 30, 2007, as compared to $388,000 for the six months ended June 30, 2006. Interest and other income increased in the six months ended June 30, 2007 due to an increase in invested balances and increasing interest rates.

The deferred income tax provision for the six months ended June 30, 2007 represents our expected effective tax rate of approximately 27% for 2007, which is less than the rate of 32% we recognized for the six months ended June 30, 2006. The decrease is primarily the result of larger impact of R&D tax credits for six months ended June 30, 2007 as compared to the amount estimated for the six months ended June 30, 2006.

Unrealized losses, net of tax, on investments in debt and equity securities amounted to $1,000 for the six months ended June 30, 2007 as compared to $14,000 for 2006. The losses recorded in 2007 and 2006 are primarily the result of decreases in the market value of our debt security investments, offset by increases in the market value of our equity investments.

Liquidity and Capital Resources

We had positive working capital of $15.5 million at June 30, 2007, compared to working capital of $18.5 million at December 31, 2006. The decrease resulted primarily from our continued investments in our development projects and capital expenditures, and fluctuations in operating assets and liabilities in the normal course of business. In addition to working capital, we had long-term investments in securities, accounted for as “available-for-sale” investments, of approximately $5.4 million and $5.3 million at June 30, 2007 and December 31, 2006, respectively. We intend to retain a portion of these investments to demonstrate strength in our financial position to support performance guarantees we have been and may continue to provide on sales of ACI systems. We may also use a portion of such investments and cash on hand to fund growth of the Company, which may include expansion of product offerings and strategic acquisitions. We believe that existing and expected future working capital will be sufficient to meet our anticipated operating needs in 2007.

Our principal source of liquidity is our existing working capital and operating cash flow. Future positive cash flow is somewhat dependent upon the continuation of chemical sales and operations of the flue gas conditioning (FGC) units currently in-place in Illinois and Iowa. These units provided an average monthly cash flow of approximately $24,000 each thus far in 2007. While we have been awarded a contract to perform a demonstration project at another plant beginning in the third quarter of 2007, we are not certain that this demonstration will be successful or will result in future sales of FGC equipment and chemicals. Unsatisfactory results for any of our FGC customers, which could be caused by a single factor (or some combination of factors) such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), and/or overall cost/benefit analysis, at any of those units, are likely to result in a decrease or termination of the sale of chemicals for such units and a reduction in the cash flow we have historically received, thereby reducing that portion of our liquidity that has been provided by positive cash flow.

In July 2007, we were informed by DOE that their budget allocation for their fiscal year 2007 was lower than expected resulting in a reduction in funding for one of our contracts in the amount of $550,000. When combined with the industry cost share for this project, we are anticipating a total reduction of approximately $1 million, all related to activities planned in 2007. In response to this information, we have limited the planned long-term testing in this project. In June 2007, we were informed by DOE that funding for another project would be lower than expected in years subsequent to 2007. The reduction in funding for this project is expected to be approximately $600,000, including related industry cost share reductions. Assuming no other changes in government funding, we expect to recognize over the next several years the remaining revenue on in-progress contracts totaling $7.9 million as of June 30, 2007. We recognized $3.5 million related to DOE and industry co-funded contracts in the first half of 2007. We expect to recognize revenue from these contracts of approximately $6.4 million in total for 2007, including the first six months. If further funding were not approved, we would decrease or cease activities on those contracts and would expect to maintain a positive cash flow from these contracts but at a reduced level.

We have planned capital expenditures to sustain and improve ongoing operations for 2007 estimated at $400,000, which includes planned expenditures for build-out of space and office equipment to accommodate new employees, replacement of obsolete computers, office equipment and field equipment. We expect to fund these requirements out of existing working capital and cash flow from operations. This amount does not include amounts we may choose to spend on specific development projects to secure our position in the activated carbon market.

In July 2007, we announced that the Board of Directors has committed the resources it believes will be needed to complete the design, major equipment procurement, and secure the financing that will be needed for the construction of our first activated carbon (AC) manufacturing facility. Previously the Board committed approximately $4 million from internal funds for further development, which we expected to expend through August 2007. As currently framed, we are targeting the grant of construction permits in April 2008 and May 2008 for the financial close for the project. All-in financing for the first production line is estimated at approximately $260 million. We anticipate debt project financing of 60% of that amount to be supported by planned out-take contracts. We anticipate meeting the remaining equity required to complete the project through a combination of equity from a strategic partner and through the sale of our Common Stock in the market. We have obtained shareholder approval and registered a total of 3 million shares of Common Stock with the United States Securities and Exchange Commission, to be sold on terms to be determined at the time of issuance. We believe these actions will allow us to move the project forward in a manner that will position us to meet a significant portion of the anticipated shortage in activated carbon for this rapidly expanding market.

During the first half of 2007, we incurred an additional $3.1 million for development costs on the AC facility, which costs have been deferred and are classified on the balance sheet and included with Development Projects and Other Assets. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets and then subject to future depreciation expense and impairment evaluations.

Under our defined contribution and 401(k) pension plan, we match up to 5% of salary amounts deferred by employees in the Plan and contribute certain amounts based on the profits of the Company, which amounts are determined annually by our Board of Directors. During the six months ended June 30, 2007 and 2006, we recognized $76,000 and $55,000, respectively, of matching expense; this expense is expected to amount to approximately $170,000 in 2007. In the past, we have also made discretionary contributions to the Plan and employees. Based on results for 2006, the amount paid to the plan totaled $123,000 and was paid in the form of cash to the accounts of all eligible employees in February and March 2007. During the first six months of 2007 and 2006, we accrued approximately $46,000 and $58,000, respectively, for such payments.

We have recorded net deferred tax liabilities of $145,000 and $133,000 as of June 30, 2007, and December 31, 2006, respectively.

Cash flow provided by operations totaled $600,000 for the first half of 2007 compared to $700,000 for the same period in 2006. The 2007 cash flow was due to net income plus increases in our accounts payable ($1,102,000) as a result of increased ACI system sales, increases in deferred revenues and other liabilities ($365,000), adjustments for non cash expenses which included expenses paid with stock and stock options ($166,000) and depreciation and amortization ($167,000). The 2007 operating cash flow was offset by the increase in accounts receivable, net of $906,000, which corresponds to our overall growth in business, and in particular with increasing ACI system sales, an increase in prepaid expenses and other assets of $166,000 and the minority interest in the loss of Clean Coal of $96,000.

Net cash used by investing activities was ($3,277,000) for the first half of 2007 compared to cash provided by investing activities of $263,000 in the first half of 2006. In 2007, certificates of deposit totaling $400,000 were liquidated and held as cash equivalents, causing proceeds from sales of securities to exceed investments in securities. Such excess was offset somewhat by changes to our investment portfolio to maintain a targeted balance and maximize earnings, as well as re-investment of gains that occurred during the period. The net increase in cash from investment activity was offset by a use of cash for purchases of property and equipment for the build-out of additional space in our current headquarters location to accommodate new employees and field equipment ($327,000), and amounts invested in our project development costs ($3.1 million), particularly for development of a long-term activated carbon supply.

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

Capitalization of Development Costs - We are capitalizing all direct and identifiable incremental costs associated with our development efforts to build an activated carbon facility. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets and then subject to future depreciation expense and impairment evaluations.

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

Recently Issued Accounting Policies

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating its impact and do not expect that adoption of SFAS 157 will have a material impact on our financial statements.

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

Changes in Internal Control Over Financial Reporting

Management concluded as of December 31, 2006 in our Annual Report on Form 10-K, or Annual Report, for the year then ended, that our internal control over financial reporting was not effective. You should refer to management’s discussion under “Item 9A—Controls and Procedures” in our Annual Report for a complete description of the criteria applied by management and the factors upon which management concluded that our internal control over financial reporting was not then effective.

In our 2006 Annual Report, management identified three material weaknesses in our internal control over financial reporting. During the six months ended June 30, 2007, we implemented a variety of changes to our internal control over financial reporting intended to remediate these material weaknesses. We intend to test our updated controls and report on the results of our testing in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

Following is a summary description of the changes in our internal control over financial reporting implemented during the six months ended June 30, 2007, organized based on the three material weaknesses to which they relate:

1.	We did not have a sufficient complement of personnel with appropriate training and experience in generally accepted accounting principles (“GAAP”), or adequate controls over the resolution of GAAP accounting issues. During the six months ended June 30, 2007:

•	We have invested time and resources to enhance the knowledge and skills of existing staff

•	We engaged in a search for a Controller, and on August 6, 2007, we appointed our former Director of Financial Planning and Internal Control as our new Controller.

2.	The Company’s controls over the collection and recording of accounts payable did not operate effectively. During the six months ended June 30, 2007:

•	We systemized the collection and recordkeeping of invoices

•	We implemented procedures to ensure that our financial closings are performed in accordance with a scheduled checklist and in accordance with our financial controls

3.	The Company did not maintain adequate controls over the reconciliation of accounts receivable and deferred revenue.

•	We revised our chart of accounts to ensure proper balance sheet classifications of accounts receivable and deferred revenue.

•	We established monthly revenue and expense review meetings with business process owners

The above material weaknesses did not result in adjustments to our consolidated financial statements for the quarter ended June 30, 2007; however, it is reasonably possible that, if not remediated, one or more of the material weaknesses could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

The changes noted above are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders.

The annual meeting of our shareholders was held on June 19, 2007. At the meeting, at which a quorum of the requisite number of shares under our bylaws for the conduct of business was present in person or by proxy, management’s slate of nominees was voted on by the shareholders with the following results:

Election of Directors	For	Withheld
Mr. Caruso	4,087,519	174,855
Dr. Durham	4,094,419	164,955
Mr. Eaves	4,095,342	167,032
Mr. Derek Johnson	4,094,061	168,313
Mr. Ron Johnson	4,086,584	175,790
Mr. McKinnies	4,094,158	167,925
Mr. Smith	4,094,432	167,942
Mr. Swanson	3,932,181	330,193

Other items approved at the annual meeting of our shareholders were the 2007 Equity Incentive Plan and the Stock Issuance Plan, pursuant to which shareholders approved the issuance of up to 3,000,000 shares of Common Stock for the advancement of corporate purposes, with the following results:

Plans	For	Against	Abstained
2007 Equity Incentive Plan	2,036,634	667,612	1,542,693
Stock Issuance Plan	2,454,136	225,712	1,542,693

Item 6. Exhibits

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc.
Registrant

Date: August 8, 2007	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: August 8, 2007	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.