Form 10-Q
period 2007-09-30
ADA-ES INC
filed 2007-11-07
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                      to

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
Common Stock, no par value	5,676,249

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

ADA-ES, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,389	$16,129
Trade receivables, net of allowance for doubtful accounts of $39 and $4, respectively	5,752	3,522
Investments in securities	2,080	2,427
Prepaid expenses and other	292	361

Total current assets	22,513	22,439

PROPERTY AND EQUIPMENT, at cost	2,557	1,830
Less accumulated depreciation and amortization	(1,264)	(1,033)

Net property and equipment	1,293	797

GOODWILL, net of $1,556 in amortization	2,024	2,024
INTANGIBLE ASSETS, net of $38 and $57, respectively, in amortization	248	241
INVESTMENTS IN SECURITIES	2,781	5,322
DEVELOPMENT PROJECTS AND OTHER ASSETS	6,309	931

TOTAL ASSETS	$35,168	$31,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,085	$2,352
Accrued payroll and related liabilities	681	618
Deferred revenue and other	1,777	922

Total current liabilities	6,543	3,892

LONG-TERM LIABILITIES:
Deferred warranty and other	276	184

Total liabilities	6,819	4,076

MINORITY INTEREST	37	37
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock; 50,000,000 shares authorized, none outstanding	—	—
Common stock; no par value, 50,000,000 shares authorized, 5,648,028 and 5,635,137 shares issued and outstanding	27,973	27,592
Accumulated other comprehensive income	210	167
Retained earnings (accumulated deficit)	129	(118)

Total stockholders’ equity	28,312	27,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,168	$31,754

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE:
Mercury emission control	$5,144	$4,120	$13,382	$9,875
Flue gas conditioning and other	457	328	1,065	1,528

Total net revenues	5,601	4,448	14,447	11,403
COST OF REVENUES:
Mercury emission control	3,521	2,835	9,020	6,588
Flue gas conditioning and other	209	323	640	1,003

Total cost of revenues	3,730	3,158	9,660	7,591

GROSS MARGIN	1,871	1,290	4,787	3,812
OTHER COSTS AND EXPENSES:
General and administrative	1,419	974	4,075	2,736
Research and development	322	308	1,001	922
Depreciation and amortization	96	71	263	193

Total expenses	1,837	1,353	5,339	3,851

OPERATING INCOME (LOSS)	34	(63)	(552)	(39)
OTHER INCOME:
Minority interest in loss of consolidated subsidiary	34	—	129	—
Other expense	—	(412)	—	(412)
Interest and other income	215	270	750	658

Total other income (expense)	249	(142)	879	246

INCOME (LOSS) BEFORE TAX	283	(205)	327	207
PROVISION FOR TAX BENEFIT (EXPENSE)	(68)	77	(80)	(53)

NET INCOME (LOSS)	215	(128)	247	154
UNREALIZED GAINS ON CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, net of tax	44	101	43	87

COMPREHENSIVE INCOME (LOSS)	$259	$(27)	$290	$241

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$0.04	$(0.02)	$0.04	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,642	5,627	5,641	5,622

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	5,676	5,627	5,732	5,795

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2007 and 2006

(Amounts in thousands)

(Unaudited)

	COMMON STOCK		ACCUMULATED OTHER COMPREHENSIVE INCOME	(ACCUMULATED DEFICIT) RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT
BALANCES, January 1, 2006	5,610	$26,318	$33	$(495)	$25,856
Stock and stock options issued to consultant and directors for services	7	157	—	—	157
Stock-based compensation	—	249	—	—	249
Issuance of stock on exercise of options	10	81	—	—	81
Unrealized holding gains on investments	—	—	140	—	140
Income tax effect	—	—	(53)	—	(53)
Net income	—	—	—	154	154

BALANCES, September 30, 2006	5,627	$26,805	$120	$(341)	$26,584

BALANCES, January 1, 2007	5,635	$27,592	$167	$(118)	$27,641
Stock issued to consultant for services	2	20	—	—	20
Stock-based compensation	—	254	—	—	254
Issuance of stock on exercise of options	11	107	—	—	107
Unrealized holding gains on investments	—	—	69	—	69
Income tax effect	—	—	(26)	—	(26)
Net income	—	—	—	247	247

BALANCES, September 30, 2007	5,648	$27,973	$210	$129	$28,312

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$247	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263	193
Loss on asset dispositions and securities	9	34
Deferred tax expense	80	53
Expenses paid with stock and stock options	274	406
Minority interest in loss of subsidiary	(129)	—
Changes in operating assets and liabilities:
Trade receivables, net	(2,230)	(86)
Prepaid expenses and other	69	(32)
Accounts payable	1,733	841
Deferred revenue and accrued expenses	836	(242)
Other liabilities	92	390

Net cash provided by operating activities	1,244	1,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment and other assets	(801)	(419)
Development project expenditures	(5,378)	(344)
Investment in securities	(2,970)	(5,485)
Proceeds from sale of securities and certificates of deposit	5,929	6,104

Net cash used in investing activities	(3,220)	(144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and notes payable	—	(4)
Minority interest capital contribution	129	—
Exercise of stock options	107	81

Net cash provided by financing activities	236	77

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,740)	1,644
CASH AND CASH EQUIVALENTS, beginning of period	16,129	14,026

CASH AND CASH EQUIVALENTS, end of period	$14,389	$15,670

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash payments for interest	$—	$1

Cash payments for taxes	$219	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW FINANCING ACTIVITIES:
Stock and stock options issued for services	$274	$406

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

(1)	Basis of Presentation

ADA-ES, Inc. (ADA), its wholly owned subsidiary, ADA Environmental Solutions, LLC (ADA LLC), Red River Environmental Products, LLC, Bowman Environmental Products, LLC and our 50% joint venture interest in Clean Coal Solutions, LLC (Clean Coal), collectively, are referred to as the Company. The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. The Company generates a substantial part of its revenue from contracts co-funded by the government and industry. The Company’s sales occur principally throughout the United States.

The accompanying condensed Balance Sheet as of December 31, 2006, was derived from audited financial statements and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the financial statements of ADA, its subsidiaries and Clean Coal. We have eliminated all significant intercompany balances and transactions in consolidation.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior period amounts have been reclassified to be consistent with the current presentation. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our Form 10-K.

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

Basic net income per share is computed based on the weighted average common shares outstanding in the period. Diluted net income per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)		(In thousands, except per share data)
NET INCOME (LOSS):	$215	$(128)	$247	$154

DETERMINATION OF SHARES:
Average common shares outstanding	5,642	5,627	5,641	5,622
Incremental common shares issuable:
Stock Options and awards	34	—	91	173

Diluted average common shares outstanding	5,676	5,627	5,732	5,795

Basic net income (loss) per common share	$0.04	$(0.02)	$0.04	$0.03

Diluted net income (loss) per common share	$0.04	$(0.02)	$0.04	$0.03

Stock options outstanding to purchase 146,550 and 19,900 shares of common stock for the three and nine months ended September 30, 2007, respectively, were excluded from the calculation of diluted shares because their effect would be anti-dilutive.

(3)	Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in years	As of September 30, 2007	As of December 31, 2006
		(In thousands)
Machinery and equipment	3-10	$1,823	$1,357
Leasehold improvements	3-7	506	326
Furniture and fixtures	3-7	228	147

		2,557	1,830
Less accumulated depreciation and amortization		(1,264)	(1,033)

Total property and equipment, net		$1,293	$797

Depreciation and amortization of property and equipment for the nine months ended September 30, 2007 and 2006 was $247,000 and $182,000, respectively.

(4)	Stock Options and Equity

During 2003, the Company adopted the 2002 ADA-ES, Inc. Stock Option Plan, which was originally referred to as the 2002 Stock Option Plan (the “2003 Plan”), and reserved 400,000 shares of Common Stock for issuance under the plan. In general, all options granted under the 2003 Plan expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price of options was determined by the compensation committee of the board of directors at the time the option was granted of not less than 100% of the fair market value of a share of our Common Stock on the date the option is granted. During the first quarter of 2006, 19,900 options were granted under this plan. This plan was replaced by the 2007 Equity Incentive Plan described below, and as a result, 140,706 shares of Common Stock that were originally reserved for issuance upon exercise of options grantable under the 2003 Plan were removed from the 2003 Plan. As of September 30, 2007 and 2006, 9,550 and 6,557 options were exercisable, respectively.

During 2004, the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company’s Common Stock to executive officers of the Company, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a 10-year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In February 2007, the Board authorized vesting of 17,258 options under this plan with a fair value of $35,000. As of September 30, 2007 and 2006, 49,429 and 39,228 options were exercisable, respectively.

During 2004, the Company adopted a plan (the “2004 Plan”) for the issuance of shares and the grant of options to purchase shares of the Company’s Common Stock to the Company’s non-management directors. The 2004 Plan provided for the award of stock of 603 shares per individual non-management director or 4,221 shares in total, and the grant of options to purchase 5,000 shares of common stock per individual non-management director, or 35,000 in total, all of which were formally granted and issued in 2005 after approval of the 2004 Plan by the shareholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and will vest over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. During the second quarter of 2007, 4,015 were forfeited after the death of a director. As of September 30, 2007 and 2006, 8,333 and 6,668 options were vested and exercisable, respectively.

During 2005, the Company adopted the 2005 Directors’ Compensation Plan (the “2005 Plan”), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of the Company’s Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors of the Company in the form of awards of shares of Common Stock and vesting of options to purchase Common Stock of the Company for services performed for the Company. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price for options granted under the 2005 Plan will be the market price on the date of grant, the shares of Common Stock underlying the option will vest at a rate of no more than 1,667 shares per annual period per individual, and any unvested options that are outstanding at the date the individual is no longer a Director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. As of September 30, 2007, 5,000 of the options were vested and exercisable.

Following is a table of options activity for the nine months ended September 30, 2007:

	Director & Employee Options	Non-Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2007	344,969	80,000	$11.55
Granted	—	—	—
Exercised	(11,396)	—	10.58
Expired	(4,015)	(21,000)	14.47

OPTIONS OUTSTANDING, September 30, 2007	329,558	59,000	$11.39

OPTIONS EXERCISABLE, September 30, 2007	177,749	59,000	$12.04

The aggregate intrinsic value of options exercisable at September 30, 2007 was $ 97,000 based on a market price of $12.45.

Stock options outstanding at September 30, 2007 are summarized in the table below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price
$2.80	11,665	$2.80	11,665	6.1	$2.80
$8.60 - $10.00	230,343	$8.90	113,109	6.7	$9.22
$13.80 - $15.25	103,250	$14.59	78,625	6.5	$14.49
$18.61 - $20.20	43,300	$19.34	33,350	8.1	$19.08

	388,558	$11.39	236,749	6.8	$12.04

No options were granted in the nine months ended September 30, 2007. The average fair value of each director and employee option granted in the nine months ended September 30, 2006 was approximately $5.52 and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected volatility	55%
Risk-free interest rate	4.0%
Expected life of options (in years)	4.0
Expected dividends	—

During 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which replaces the 2003 Plan. The 2007 Plan authorizes the issuance to employees, directors and consultants of up to 600,000 shares of Common Stock, either as restricted stock grants or to underlie options to purchase shares of the Company’s Common Stock. Under the 2007 Plan, the award of stock is limited to not more than 30,000 shares per individual per year with a maximum of 10,000 shares grantable in any year to non-management Directors. In general, all options granted under the 2007 Plan will expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price for options granted under the 2007 Plan will be the market price on the date of grant and the shares of Common Stock underlying the option will vest on the passage of specified times following the date of grant, the occurrence of one of more events, the satisfaction of performance criteria or other conditions specified by the Company’s Board of Directors. As of September 30, 2007, no options have been granted under the 2007 Plan.

On September 26, 2007, the Board of Directors awarded restricted stock under the 2007 Plan. All non-executive employees and certain officers were entitled to an award of restricted stock under the following conditions (1) employees that had not received stock options upon commencement of employment received a restricted stock award equal based on a percentage of their starting salaries, (2) employees that had received stock options upon commencement of employment had the option to exchange any remaining stock options outstanding for a restricted stock award based on their starting salary, and (3) employees with five or more years of service received a restricted stock award based on a percent of their current annual salary. The purchase price for restricted stock was $0.01 per share and the restricted stock vests over a five year period on an annual basis. The stock based compensation related to the restricted stock awards was determined using the fair value of the Company’s stock on the date of grant, which was $12.60. In October 2007, seven employees opted to exchange 42,700 outstanding options for 3,389 shares of restricted stock. The exchange did not result in any stock option modification costs. Unvested shares of restricted stock are subject to forfeiture upon termination of employment with the Company. A total of 20,177 shares were granted with 313 shares vesting immediately. The total fair value of the grant was $212,000. For the nine months ended September 30, 2007, the Company recognized $4,000 of compensation expense relate to the vesting of restricted stock.

A summary of the status of the non-vested shares as of September 30, 2007, is presented below:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2007	—	$—
Granted	20,177	12.60
Vested	(313)	12.60
Forfeited	—	—

Non-vested at September 30, 2007	19,864	$12.60

As of September 30, 2007, there was $438,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. This cost is expected to be recognized over 5.25 years. The total fair value of shares underlying stock options which vested during the nine months ended September 30, 2007 and 2006 was $209,000 and $215,000, respectively.

(5)	Capitalized Development Costs

We are capitalizing all direct and identifiable incremental costs associated with our development efforts to build activated carbon facilities. As of September 30, 2007, such costs totaled $6.2 million, and are included in Development Projects and Other Assets on the accompanying condensed consolidated balance sheets. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets.

(6)	Commitments and Contingencies

Under certain contracts to supply activated carbon injection systems, the Company may grant performance guarantees to the owner of the power plants that guarantee the performance of the associated equipment for a specified period. The Company may also guarantee the achievement of a certain level of mercury removal based upon the injection of a specified quantity of a qualified activated carbon at a specified rate given other plant operating conditions. In the event the equipment fails to perform as specified, the Company is obligated to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company has a “make right” obligation within the contract limits. The Company assesses the risks inherent in each applicable contract and accrues an estimate that is based on costs incurred over the performance period of the contract. In some cases a performance bond may be purchased and held for the period of the warranty that can be used to satisfy the obligation. No warranty claims have been made to date. Any warranty costs paid out in the future will be charged against the accrual. The adequacy of warranty accrual balances is assessed at least quarterly based on current facts and circumstances and adjustments are made as needed. As of September 30, 2007 and December 31, 2006, the accrual balances for such equipment warranties and performance guarantees were $232,000 and $120,000, respectively, and are included in deferred warranty and other liabilities in the accompanying balance sheets.

At September 30, 2007, the Company had a standby letter of credit for $40,000 related to a proposal for an ACI System. This commitment was not recorded on the Company’s consolidated balance sheet as the Company does not expect the funds to be called upon under the letter of credit.

(7)	Business Segment Information

The following information relates to the Company’s two reportable segments: Mercury emission control (MEC) and Flue gas conditioning and other (FGC). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
REVENUE:
MEC	$5,144	$4,120	$13,382	$9,875
FGC	457	328	1,065	1,528

Total	$5,601	$4,448	$14,447	$11,403

SEGMENT PROFIT:
MEC	$1,207	$889	$3,106	$2,094
FGC	397	(93)	307	287

Total	$1,604	$796	$3,413	$2,381

A reconciliation of the reported total segment profit to net income for the periods shown above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Total segment profit	$1,604	$796	$3,413	$2,381
Non-allocated general and administrative expenses	(1,474)	(788)	(3,702)	(2,227)
Depreciation and amortization	(96)	(71)	(263)	(193)
Interest, other income (expense) and deferred income tax provision	181	(65)	799	193

Net income (loss)	$215	$(128)	$247	$154

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, legal and audit fees and corporate governance expenses.

(8)	Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48) This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest related to FIN 48 issues as part of income tax expense as they become applicable. We adopted the provisions of FIN 48 on January 1, 2007. No unrecognized tax benefits were recorded as of the date of adoption. The Company files income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2004.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective beginning January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS 159 will have on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, regarding future events and our anticipated future results, which are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Words or phrases such as “will,” “hope,” “expect,” “anticipate,” “intend,” “plan,” the negative expressions of such words, or similar expressions generally identify the forward-looking statements in this Report, and such forward-looking statements include, but are not limited to, statements or expectations regarding (a) the impact of national and state mercury control regulations on the nation’s 1,100-plus coal-fired units, (b) capability of U.S. coal reserves to serve demand for the next 250 years, (c) future estimated costs to control mercury emissions, (d) the rapid development of the mercury emission control market, (e) amounts and timing of and changes in future revenues, research and development expenses, (f) costs of operating Clean Coal Solutions, LLC, (Clean Coal), (g) annual lease costs and other expenditures and gross margins, (h) our ability to meet contract delivery milestones, (i) the market and market potential (size) for Refined Coal and ADA-249M, (j) timing of completion of projects and future demonstrations, (k) our ability to qualify our Refined Coal products for Section 45 Tax Credits under applicable tax laws, (l) expected future bid requests and procession of outstanding bid requests for orders between now and 2010, (m) the range of costs for capital equipment expected to be required by each coal-fired unit and the range of sorbent requirements per unit, (n) the inability of the supply of activated carbon to meet market demand as early as 2010, (o) potential costs for development of a Greenfield activated carbon facility, (p) appropriation of funds by Congress for DOE projects, (q) immateriality of any future adjustments due to DOE audits, (r) our ability to meet a significant portion of the expected shortage in activated carbon supply, (s) the ability to obtain adequate sources of activated carbon in the short term, and (t) pricing and margins on ACI systems.

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

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control in March 2005. We believe that the long-term growth of the MEC market for the electric utility industry will most likely depend on how industry chooses to respond to federal and state regulations, which are in various stages of enactment and challenge in the courts. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. DOE’s latest report issued in October 2007 includes 121 potential new projects totaling 72GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) DOE- and industry-funded contracts mentioned above, (ii) mercury testing services and (iii) equipment sales to new plants and existing plants affected by the implementation of enacted regulations. State regulations and increasing numbers of consent decrees are becoming the largest market driver for this part of our business. Although we expect this market to show steady growth over the next several years, we believe the most significant revenue growth will occur when final federal regulations impact a significant portion of previously uncontrolled, existing boilers.

The market for our FGC chemicals and services is relatively flat and is expected to continue to decline in the near-term. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important, but decreasing, contribution to our overall profitability. Within the FGC segment, costs related to our investments in Clean Coal and development projects have reduced profits from chemical sales and related services.

Thus far in 2007, we have signed contracts or received orders to proceed for 15 ACI systems to be delivered in 2007 and 2008, bringing our total number of ACI systems installed or currently in process to 27. In addition, one system was installed in partnership with a third party for which we provided design services through a DOE contract. During the nine months ended September 30, 2007 we recognized approximately $6.7 million in revenue related to ACI system sales. Unrecognized remaining revenues from ACI contracts totaled approximately $12.0 million as of September 30, 2007 and are expected to be recognized from 2007 through 2009. Completion of an ACI contract usually occurs from 9 to 12 months after the award, but may take as long as 2-years for installations at new power plants. We expect the supply of ACI systems to be our dominant revenue source for 2007 and 2008 and expect to bid on between 50 and 100 ACI systems during this time period based upon current regulations.

In March 2007, we signed an agreement with Calgon Carbon Corporation (CCC) to jointly market activated carbon to the utility market and explore ways in which we could both cooperate in expanding capacity at CCC’s facilities and our plans to build a new production facility. In July 2007, CCC gave us notice of its intent not to precede with any joint development plans and terminate the agreement, which was effective in August 2007. We intend, and we have been advised that CCC intends, to honor commitments made to one another for certain joint activities and on bids for supply contracts made to third parties during the term of the agreement. We expect the impact of the termination to result in reduced commissions in 2009 of possibly $3 million. We are evaluating several alternatives to supply activated carbon to the market prior to the commencement of production from a “Greenfield” activated carbon facility discussed further below.

Results of Operations – 3rd Quarter and YTD 2007 versus 3rd Quarter and YTD 2006

Revenues totaled $5.6 million and $14.4 million for the three and nine months ended September 30, 2007, respectively versus $4.4 million and $11.4 million for the same periods in 2006, respectively, representing increases of 27% and 26% for the quarter and year to date. Revenues in our MEC segment for 2007 increased in the third quarter and first nine months by $1.0 million and $3.5 million, respectively (25% and 36%), and FGC and other activities increased by $129,000 and decreased ($463,000), respectively (39% and 30%) from the same periods in 2006.

Revenues in the first nine months of 2007 from the MEC segment were comprised of government and industry-supported contracts (41%), sales and installation of ACI systems and a minor amount of commissions on activated carbon (AC) sales (51%) and consulting services (8%), compared to 47%, 42% and 11%, respectively, in the comparable 2006 period. DOE and industry demonstration contract revenue increased by $145,000 and $927,000 or 8% and 20% for the three and nine months ended September 30, 2007, respectively, from the same periods in 2006, as a result of 2006 planned activities being executed in 2007 for two of our DOE contracts. The remaining unearned amounts on these contracts were $6.5 million as of September 30, 2007, of which $1.7 million is expected to be recognized in 2007 (including cash contributions by other industry partners), which amounts are net of the reductions noted below. Our contracts with the government are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. We believe, however, that we have complied with all requirements of the contracts and future adjustments, if any, will not be material. In addition, the federal government must appropriate funds on an annual basis to support DOE contracts, and funding is always subject to unknown and uncontrollable contingencies. In June 2007, we were informed by DOE that funding for a project would be lower than expected in 2007. The reduction in funding for this project was approximately $800,000, including related industry cost share reductions. In July 2007, we were informed by DOE that their budget allocation for their fiscal year 2007 was lower than expected, which will result in a reduction in funding for another of our contracts in the amount of $330,000. When combined with the industry cost share for this project, we are anticipating a total reduction of approximately $430,000, all related to activities planned in 2007. While we are not aware of any further DOE plans to reduce funding on projects currently under contract, we expect DOE funding for mercury control projects in the future to decline as the mercury control market matures. However, we expect funding from utilities for mercury control for evaluation and testing to increase to meet state and local regulations and that DOE may fund other projects related to our business, including carbon dioxide control. Revenues from commercial consulting services for the nine months ended September 30, 2007 included in the MEC segment decreased approximately $24,000 from 2006 to 2007.

ACI systems revenue increased by $800,000 and $2.6 million or 46% and 62% for the three and nine months ended September 30, 2007, respectively, from the same periods in 2006 primarily as a result of increased number of system sales, as noted above. We expect growth in 2007 in the MEC segment to result primarily from an increasing number of ACI system sales in response to mercury emission control legislation and from existing government and industry-supported contracts.

FGC and other revenues for the quarter increased by $129,000 or 39% as compared to the same period in 2006, due to the completion of a successful demonstration project at another plant in the third quarter of 2007. For the nine months ended September 30, 2007 FGC and other revenues decreased by $463,000 or 30% due to fewer shipments of chemical to continuing customers. We expect FGC and other revenues in 2007 to be significantly lower than 2006, as we believe planned customer purchases for 2007 will be less than such purchases made in 2006.

Cost of revenues increased by $572,000 and $2.1 million or 18% and 27% for the three and nine months ended September 30, 2007, respectively, from the same periods in 2006 primarily as a result of increased expenses to support increasing revenues. Gross margins were 33% for both the third quarter and nine months ended September 30, 2007 as compared to 29% and 33% for the same periods in 2006. The increase for the quarter is a result of increased margins in the both MEC and FGC and other segments as discussed below.

Cost of revenues for the MEC segment increased by $686,000 and $2.4 million for the quarter and nine months ended September 30, 2007, respectively, or 24% and 37%, as compared to the same periods in 2006 primarily as a result of the increased revenue generating activities noted above. Gross margins for this segment were 32% and 33% for the quarter and nine months, respectively, as compared to 31% and 33% for 2006. The increase in the gross margin for the current quarter is the result of higher margins on government and industry-supported contracts, net of the decrease in gross margins for the quarter from lower margins on ACI system sales as that market is developing and increasing pricing pressures as a result of competition. MEC segment profits as a percent of revenue were 22% and 21% for the third quarter and nine months ended September 30, 2007, respectively, as compared to 20% and 18% for the same periods in 2006. During 2007, we more than doubled the number of engineers in our commercial equipment group, who are integral to our MEC operations. We expect that adequate resources of skilled labor will continue to be available to meet anticipated needs.

Cost of revenues for the FGC and other segment decreased by $114,000 and $363,000 or 35% and 36% for the quarter and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. We performed a demonstration in the 1st and 2nd quarters of 2006 that was not repeated in 2007 that contributed to higher costs for those periods. Gross margins for this segment were 54% and 40% for the quarter and nine months ended September 30, 2007, respectively as compared to 2% and 34% for the same periods in 2006. The increase in gross margins from 2006 to 2007 is due to additional revenue from a demonstration in the third quarter of 2007 and lower developmental project costs than the prior periods. In a portion of our FGC sales, we use ARKAY Technologies under a license agreement, which carry a lower margin than historical FGC sales. FGC revenues include chemical sales, which carry a higher margin than the typical fixed price and time and materials sales in MEC revenues.

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

General and administrative expenses increased by $445,000 or 46% to $1.4 million for the quarter and $1.3 million or 49% for the nine months ended September 30, 2007. The dollar increase in the nine months ended September 30, 2007 resulted primarily from increased audit and Sarbanes-Oxley (SOx) compliance costs ($141,000); increased legal costs ($115,000), increased administrative wage costs ($208,000); and increased consulting costs ($238,000). We expect our audit and SOx costs to decrease in future periods.

Research and development expenses increased by $14,000 and $79,000 or 5% and 9% for the quarter and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded are expected to continue to grow on an annual basis for the next several years. Of the amount incurred in 2007, $135,000 was directly related to DOE contracts.

MEC segment profits increased by $318,000 and $1.0 million or 36% and 48% for the quarter and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase was primarily a result of increased MEC segment revenues. FGC and other segment profits increased by $490,000 and $20,000 or 527% and 7% for the quarter and nine months ended September 30, 2007, compared to the same periods in 2006. The increase for the quarter was primarily the result of a successful demonstration conducted in July 2007.

Included in other income and expense is our minority interest in the loss in Clean Coal, our joint venture with an affiliate of NexGen Resources Corporation that is pursuing refined coal opportunities. The minority interest in the loss amounted to $129,000. During the nine months ended September 30, 2007, we incurred approximately $292,000 related to these efforts and the support of our internal costs. We expect a similar level of costs to continue for the balance of 2007. Thus far in 2007, we have conducted three full-scale tests of our product, which demonstrated the ability to meet the emission control performance required to qualify for the Section 45 tax credits. In the event the United States Internal Revenue Service deems our process to qualify for the Section 45 tax credits, NexGen has the right to maintain its 50% interest by paying us an additional $4 million, in 8 quarterly payments of $500,000 each, beginning in the quarter the JV receives qualification. We expect to receive indication that our process qualifies for the Section 45 tax credits in 2008. NexGen is not obligated to make those payments, but it if does not do so, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount of the $4 million that it elects not to pay.

In the third quarter of 2006 we recognized $412,000 of deferred costs related to 2006 merger and acquisition activities. We had net interest and other income of $215,000 and $750,000 for the quarter and nine months ended September 30, 2007, respectfully, as compared to $270,000 and $658,000 for the same periods in 2006. Interest and other income increased in the nine months ended September 30, 2007 due to an increase in invested balances and increasing interest rates.

The deferred income tax provision for the nine months ended September 30, 2007 represents our expected effective tax rate of approximately 24% for 2007, which is less than the rate of 26% we recognized for the nine months ended September 30, 2006. The decrease is primarily the result of larger impact of R&D tax credits for nine months ended September 30, 2007 as compared to the amount estimated for the nine months ended September 30, 2006.

Unrealized gains, net of tax, on investments in debt and equity securities amounted to $44,000 and $43,000 for the quarter and nine months ended September 30, 2007, respectively, as compared to $101,000 and $87,000 for the same periods in 2006. The gains recorded in 2007 and 2006 are primarily the result of an increase in the market value of our debt securities and equity investments.

Liquidity and Capital Resources

We had positive working capital of $16.0 million at September 30, 2007, compared to working capital of $18.5 million at December 31, 2006. The decrease resulted primarily from our continued investments in our development projects, capital expenditures, and fluctuations in operating assets and liabilities in the normal course of business. In addition to working capital, we had long-term investments in securities, accounted for as “available-for-sale” investments, of approximately $2.8 million and $5.3 million at September 30, 2007 and December 31, 2006, respectively. We intend to liquidate a portion of these investments to fund our development efforts to build an activated carbon facility. We may also use a portion of such investments and cash on hand to fund growth of the Company, which may include expansion of product offerings and strategic acquisitions. We believe that existing and expected future working capital will be sufficient to meet our anticipated operating needs in 2007.

Our principal source of liquidity is our existing working capital and operating cash flow. Future positive cash flow is somewhat dependent upon the continuation of chemical sales and operations of the flue gas conditioning (FGC) units currently in-place in Illinois and Iowa. These units provided an average monthly cash flow of approximately $25,000 each thus far in 2007. We performed a successful demonstration project at another plant in the third quarter of 2007, following which the customer expressed interest in purchasing a permanent piece of equipment. We are not certain that this demonstration will result in future sales of FGC equipment and chemicals. Unsatisfactory results for any of our FGC customers, which could be caused by a single factor (or some combination of factors) such as changes in coal, mechanical difficulties (whether in the FGC unit or otherwise), and/or overall cost/benefit analysis, at any of those units, are likely to result in a decrease or termination of the sale of chemicals for such units and a reduction in the cash flow we have historically received, thereby reducing that portion of our liquidity that has been provided by positive cash flow from the FGC and other segment.

In June 2007, we were informed by DOE that funding for a project would be lower than expected in 2007. The reduction in funding for this project is expected to be approximately $800,000, including related industry cost share reductions. In July 2007, we were informed by DOE that their budget allocation for their fiscal year 2007 was lower than expected, resulting in a reduction in funding for another contract in the amount of $330,000. When combined with the industry cost share for this project, we are anticipating a total reduction of approximately $450,000, all related to activities planned in 2007. In response to this information, we have limited the planned long-term testing in this project. Assuming no other changes in government funding, we expect to recognize over the next 2.25 years the remaining revenue on in-progress contracts totaling $6.5 million as of September 30, 2007. We recognized $5.5 million related to DOE and industry co-funded contracts in the nine months ended September 30, 2007. We expect to recognize revenue from these contracts of approximately $7.2 million in total for 2007, including the first nine months. If further funding were not approved, we would decrease or cease activities on those contracts and would expect to maintain a positive cash flow from these contracts it would be at a reduced level.

We have completed our office expansion as of September 2007. The total cost of this expansion was approximately $235,000, which includes leasehold improvements and office equipment to accommodate new employees. We funded this out of our existing working capital and cash flow from operations. This amount does not include amounts we may choose to spend on specific development projects to secure our position in the activated carbon market.

In July 2007, we announced that the Board of Directors has committed the resources it believes will be needed to complete the design, major equipment procurement, and secure the financing that will be needed for the construction of our first activated carbon (AC) manufacturing facility. Previously the Board committed approximately $4 million from internal funds for further development, which was expended through August 2007. In August and September, an application for an air permit was delivered to the Louisiana Department of Environmental Quality and the North Dakota Department of Health, respectively. As currently framed, we are targeting the grant of construction permits and the financial close for the project to occur in March 2008. All-in financing for the first production line is estimated at approximately $260 million. We anticipate debt project financing of 60% of that amount to be supported by planned out-take contracts. We anticipate meeting the remaining equity required to complete the project through a combination of equity from a strategic partner and through the sale of our Common Stock in the market. We have obtained shareholder approval to issue up to 3 million shares of our Common stock to fund this project. We subsequently registered a total of 3 million shares of Common Stock with the United States Securities and Exchange Commission, to be sold on terms to be determined at the time of issuance. We believe these actions will allow us to move the project forward in a manner that will position us to meet a significant portion of the anticipated shortage in activated carbon for this rapidly expanding market.

During the nine months ended September 30, 2007, we incurred an additional $5.4 million for development costs on the AC facility, which costs have been deferred and are classified on the balance sheet and included with Development Projects and Other Assets. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets and then subject to future depreciation expense and impairment evaluations.

Under our defined contribution and 401(k) pension plan, we match up to 5% of salary amounts deferred by employees in the Plan and contribute certain amounts based on the profits of the Company, which amounts are determined annually by our Board of Directors. During the nine months ended September 30, 2007 and 2006, we recognized $121,000 and $81,000, respectively, of matching expense; this expense is expected to amount to approximately $175,000 in 2007. In the past, we have also made discretionary contributions to the Plan and employees. Based on results for 2006, the amount paid to the plan totaled $123,000 and was paid in the form of cash to the accounts of all eligible employees in February and March 2007. During the first nine months ended September 30, 2007 and 2006, we accrued approximately $69,000 and $102,000, respectively, for such payments.

We have recorded net deferred tax liabilities of $131,000 and $133,000 as of September 30, 2007, and December 31, 2006, respectively.

Cash flow provided by operations totaled $1.2 million for the nine months ended September 30, 2007 compared to $1.7 million for the same period in 2006. The 2007 cash flow was due to net income as a result of increased ACI system sales plus increases in our accounts payable ($1.7) million related to increased volume and expenditures for our development project, increases in accrued expenses ($836,000), adjustments for non-cash expenses, which included expenses paid with stock and stock options ($274,000) and depreciation and amortization ($263,000). The 2007 operating cash flow was offset by the increase in accounts receivable, net, of $2.2 million, which corresponds to our overall growth in business, and in particular with increasing ACI system sales, a decrease in prepaid expenses and other assets of $69,000 and the minority interest in the loss of Clean Coal of $129,000.

Net cash used by investing activities was ($3.2) million for the nine months ended September 30, 2007 compared to ($144,000) for the same period in 2006. In 2007, certificates of deposit totaling $400,000 were liquidated and held as cash equivalents, causing proceeds from sales of securities to exceed investments in securities. Such excess was offset by changes to our investment portfolio to maintain a targeted balance and maximize earnings, as well as re-investment of gains that occurred during the period. The net increase in cash from investment activity was offset by a use of cash for purchases of property and equipment for the build-out of additional space in our current headquarters location to accommodate new employees and office equipment ($235,000), and amounts invested in our project development costs ($5.4) million, particularly for development of a long-term activated carbon supply.

Critical Accounting Policies and Estimates

Revenue Recognition – ADA follows the percentage of completion method of accounting for all significant contracts excluding government contracts and chemical sales. The percentage of completion method of reporting income takes into account the percent of work completed and overall revenue for contracts in progress. We recognize revenue on government contracts based on the time and expenses incurred to date.

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

Recently Issued Accounting Policies

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest related to FIN 48 issues as part of income tax expense as they become applicable. We adopted the provisions of FIN 48 on January 1, 2007. No unrecognized tax benefits were recorded as of the date of adoption. The Company files income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2004.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective beginning January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS 159 will have on our financial statements.

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

Changes in Internal Control Over Financial Reporting

Management concluded as of December 31, 2006 in our Annual Report on Form 10-K, for the year then ended (2006 Annual Report), that our internal control over financial reporting was not effective. You should refer to management’s discussion under “Item 9A—Controls and Procedures” in our 2006 Annual Report for a complete description of the criteria applied by management and the factors upon which management concluded that our internal control over financial reporting was not then effective.

In our 2006 Annual Report, management identified three material weaknesses in our internal control over financial reporting. During the nine months ended September 30, 2007, we implemented a variety of changes to our internal control over financial reporting intended to remediate these material weaknesses.

Following is a summary description of the changes in our internal control over financial reporting implemented during the nine months ended September 30, 2007:

1.	We did not have a sufficient complement of personnel with appropriate training and experience in generally accepted accounting principles (“GAAP”), or adequate controls over the resolution of GAAP accounting issues. During the nine months ended September 30, 2007:

•	We have invested time and resources to enhance the knowledge and skills of existing staff.

•	We engaged in a search for a Controller, and on August 6, 2007, we appointed our former Director of Financial Planning and Internal Control as our new Controller.

We believe that, as of the date of this filing, we have remediated the material weakness in our internal control with respect to sufficient personnel trained and experienced in generally accepted accounting principles described above.

2.	The Company’s controls over the collection and recording of accounts payable did not operate effectively. During the nine months ended September 30, 2007:

•	We systemized the collection and recordkeeping of invoices.

•	We implemented procedures to ensure that our financial closings are performed in accordance with a scheduled checklist and in accordance with our financial controls.

Based on the testing of our internal controls over accounts payable in the third quarter ended September 30, 2007, we have determined that this material weakness is still in remediation.

3.	The Company did not maintain adequate controls over the reconciliation of accounts receivable and deferred revenue. During the nine months ended September 30, 2007:

•	We revised our chart of accounts to ensure proper balance sheet classifications of accounts receivable and deferred revenue.

•	We established monthly revenue and expense review meetings with business process owners.

Based on the testing of our internal controls over the accounts receivable and deferred revenue in the third quarter ended September 30, 2007, we have determined that this material weakness is still in remediation.

The above disclosed previously identified material weaknesses did not result in adjustments to our consolidated financial statements for the quarter ended September 30, 2007; however, it is reasonably possible that, if not remediated, one or more of the previously identified material weaknesses could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

ADA-ES, Inc.
Registrant

Date: November 7, 2007	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: November 7, 2007	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.