Form 10-Q
period 2008-03-31
ADA-ES INC
filed 2008-05-07
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of he Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, no par value	5,805,163

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,217	$13,482
Trade receivables, net of allowance for doubtful accounts	7,013	4,449
Investments in securities	1,781	1,916
Prepaid expenses and other	186	282

Total current assets	19,197	20,129

PROPERTY AND EQUIPMENT, at cost	2,713	2,622
Less accumulated depreciation and amortization	(1,485)	(1,372)

Net property and equipment	1,228	1,250

GOODWILL, net of amortization	2,024	2,024
INTANGIBLE ASSETS, net of amortization	252	247
INVESTMENTS IN SECURITIES	2,784	2,841
DEVELOPMENT PROJECTS	12,147	8,159
OTHER ASSETS	256	256

TOTAL ASSETS	$37,888	$34,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,277	$4,285
Accrued payroll and related liabilities	627	603
Deferred revenue and accrued expenses	2,252	1,148

Total current liabilities	9,156	6,036

LONG-TERM LIABILITIES:
Accrued warranty and other	306	318

Total liabilities	9,462	6,354

MINORITY INTEREST	137	148

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock; 50,000,000 shares authorized, none outstanding	—	—
Common stock; no par value, 50,000,000 shares authorized, 5,790,782 and 5,683,689 shares issued and outstanding	28,251	28,077
Accumulated other comprehensive income	77	198
(Accumulated deficit) retained earnings	(39)	129

Total stockholders’ equity	28,289	28,404

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,888	$34,906

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended March 31,
	2008	2007
REVENUE:
Mercury emission control	$3,900	$3,629
Flue gas conditioning and other	103	275

Total revenues	4,003	3,904

COST OF REVENUES:
Mercury emission control	2,595	2,180
Flue gas conditioning and other	89	135

Total cost of revenues	2,684	2,315

GROSS MARGIN	1,319	1,589

OTHER COSTS AND EXPENSES:
General and administrative	1,488	1,461
Research and development	234	356
Depreciation and amortization	118	84

Total expenses	1,840	1,901

OPERATING LOSS	(521)	(312)

OTHER INCOME
Minority interest in loss of consolidated subsidiary	17	13
Interest and other income	169	266

Total other income	186	279

LOSS BEFORE INCOME TAX PROVISION	(335)	(33)

INCOME TAX BENEFIT	167	10

NET LOSS	(168)	(23)

UNREALIZED GAINS AND (LOSSES) ON CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, net of tax	(121)	4

COMPREHENSIVE LOSS	$(289)	$(19)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.03)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,687	5,635

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	5,687	5,635

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Quarter Ended March 31, 2008 and 2007

(Amounts in thousands)

(Unaudited)

	COMMON STOCK		ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS (ACCUMULATED DEFICIT)
	SHARES	AMOUNT			TOTAL
BALANCES, January 1, 2007	5,635	$27,592	$167	$(118)	$27,641
Stock-based compensation	—	84	—	—	84
Unrealized holding gains on investments	—	—	26	—	26
Investment reclassification adjustments to income	—	—	(19)	—	(19)
Income tax effect	—	—	(3)	—	(3)
Net loss	—	—	—	(23)	(23)

BALANCES, March 31, 2007	5,635	$27,676	$171	$(141)	$27,706

BALANCES, January 1, 2008	5,684	$28,077	$198	$129	$28,404
Stock-based compensation	107	174	—	—	174
Unrealized holding loss on investments	—	—	(192)	—	(192)
Income tax effect	—	—	71	—	71
Net loss	—	—	—	(168)	(168)

BALANCES, March 31, 2008	5,791	$28,251	$77	$(39)	$28,289

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Quarter Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168)	$(23)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	118	84
(Gain) loss on asset dispositions and securities	4	(10)
Deferred tax benefit	(262)	(10)
Expenses paid with stock and stock options	19	84
Minority interest in loss of subsidiary	(11)	(13)
Changes in operating assets and liabilities:
Trade receivables, net	(2,564)	(605)
Prepaid expenses and other	96	28
Accounts payable	460	232
Accrued expenses	24	(120)
Deferred revenue and other	1,418	94

Net cash used in operating activities	(866)	(259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment and other assets	(97)	(254)
Development project expenditures	(2,301)	(638)
Investment in securities	(234)	(1,923)
Proceeds from sale of securities and certificates of deposit	233	2,132

Net cash used in investing activities	(2,399)	(683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	—

Net cash provided by financing activities	—	—

DECREASE IN CASH AND CASH EQUIVALENTS	(3,265)	(942)
CASH AND CASH EQUIVALENTS, beginning of period	13,482	16,129

CASH AND CASH EQUIVALENTS, end of period	$10,217	$15,187

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Accrued development project expenditures	$1,532	$203

Stock and stock options issued for service	$174	$84

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

(1)	Basis of Presentation

ADA-ES, Inc. (ADA) and its wholly owned subsidiaries, ADA Environmental Solutions, LLC (ADA LLC), Red River Environmental Products, LLC, Bowman Environmental Products, LLC, Underwood Environmental Products, LLC and its 50% joint venture interest in Clean Coal Solutions, LLC (Clean Coal), are collectively referred to as the Company. The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. The Company generates a substantial part of its revenue from the supply of Activated Carbon Injection (ACI) Systems and contracts co-funded by the government and industry. The Company’s sales occur principally throughout the United States.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial statements of ADA-ES, its subsidiaries and Clean Coal. We have eliminated all significant intercompany balances and transactions in consolidation.

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Net Loss Per Share

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted income per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

All outstanding stock options, see Note 4, to purchase shares of common stock for the quarters ended March 31, 2008 and 2007 were excluded from the calculation of diluted shares as their effect is anti-dilutive.

(3)	Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in years	As of March 31, 2008	As of December 31, 2007
		(In thousands)
Machinery and equipment	3-10	$1,974	$1,881
Leasehold improvements	3	504	504
Furniture and fixtures	3-7	235	237

		2,713	2,622
Less accumulated depreciation and amortization		(1,485)	(1,372)

Total property and equipment, net		$1,228	$1,250

Depreciation and amortization of property and equipment for the quarters ended March 31, 2008 and 2007 was $113,000 and $77,000, respectively.

(4)	Stock Options and Equity

During 2003, the Company adopted the 2003 ADA-ES, Inc. Stock Option Plan and reserved 400,000 shares of Common Stock for issuance under the plan. In general, all options granted under the plan expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price of an option was determined by the compensation committee of the Board of Directors at the time the option was granted and was equal to 100% of the fair market value of a share of our Common Stock on the date the option is granted. This plan was cancelled and replaced by the 2007 Equity Incentive Plan described below, and as result, 148,506 shares of Common Stock originally reserved for issuance upon exercise of options grantable under the 2003 Plan were removed from the 2003 Plan. In 2007, 3,354 options were exercised and 5,500 options were forfeited. During 2008, 8,500 options were forfeited. As of March 31, 2008, 74,612 options remained outstanding and exercisable.

During 2004, the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company’s Common Stock to executive officers of the Company, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a 10-year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In February 2007, the Board of Directors authorized the vesting of 17,258 options under this plan with a fair value of $35,000. In 2007, 7,057 previously vested options were exercised. As of March 31, 2008, 166,663 options remain outstanding of which 49,429 options were exercisable.

During 2004, the Company adopted a plan (the “2004 Plan”) for the issuance of shares and the grant of options to purchase shares of the Company’s Common Stock to the Company’s non-management directors. The 2004 Plan provided for the award of stock of 603 shares per individual non-management director or 4,221 shares in total, and the grant of options to purchase 5,000 shares of common stock per individual non-management director, or 35,000 in total, all of which were formally granted and issued in 2005 after approval of the 2004 Plan by the Company’s shareholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and will vest over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. In 2007, 985 of such options were exercised and 4,015 of options were forfeited upon the death of a director. As of March 31, 2008, 13,333 options were outstanding and 8,333 options were exercisable under the 2004 Plan.

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

The exercise price for options granted under the 2005 Plan will be the market price on the date of grant, the shares of Common Stock underlying the option will vest at a rate of no more than 1,667 shares per annual period per individual, and any unvested options that are outstanding at the date the individual is no longer a Director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. As of March 31, 2008, 15,000 options remain outstanding of which 5,000 options were vested and exercisable.

Following is a table of options activity for the quarter ended March 31, 2008:

	Director & Employee Options	Non-Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2008	281,358	59,000	$10.45
Granted	—	—	—
Exercised	—	—	—
Forfeited	(11,750)	—	(17.54)

OPTIONS OUTSTANDING, March 31, 2008	269,608	59,000	$10.20

OPTIONS EXERCISABLE, March 31, 2008	137,374	59,000	$10.81

No options were exercised during the quarter ended March 31, 2008. The aggregate intrinsic value of options exercisable at March 31, 2008 was a loss of ($503,000) based on a market price of $8.25.

Stock options outstanding at March 31, 2008 are summarized in the table below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price
$2.80	11,665	$2.80	11,665	5.6	$2.80
$8.60 - $10.00	228,343	$8.91	111,109	6.2	$9.23
$13.80 - $15.25	88,600	$14.51	73,600	5.7	$14.46

	328,608	$10.20	196,374	6.0	$10.81

No options were granted in the first quarter of either 2008 or 2007.

During 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which replaces the 2003 Plan. The 2007 Plan authorizes the issuance to employees, directors and consultants of up to 600,000 shares of common stock, either as restricted stock grants or to underlie options to purchase shares of the Company’s common stock. Under the 2007 Plan, awards of stock (in the form of restricted stock or shares underlying stock options) are limited to not more than 30,000 shares per individual per year with a maximum of 10,000 shares grantable in any year to non-management directors. In general, all options granted under the 2007 Plan will expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price for options granted under the 2007 Plan will be the market price on the date of grant and the shares of common stock underlying the option will vest on the passage of specified times following the date of grant, the occurrence of one of more events, the satisfaction of performance criteria or other conditions specified by the Company’s Board of Directors.

During 2007, the Board of Directors awarded restricted stock under the 2007 Plan. All non-executive employees and certain officers were entitled to an award of restricted stock under the following conditions: (1) employees that had not received stock options upon commencement of employment received a restricted stock award based on a percentage of their starting salaries; (2) employees that had received stock options upon commencement of employment had the option to exchange any remaining stock options outstanding for a restricted stock award based on their starting salary; and (3) employees with five or more years of service received a restricted stock award based on a percent of their current annual salary. The purchase price for restricted stock was $0.01 per share and the restricted stock vests over a five-year period on an annual basis. The stock based compensation related to the restricted stock awards was determined using the fair value of the Company’s stock on the date of grant, which was $12.60.

In October 2007, seven employees opted to exchange 42,700 outstanding options for 3,389 shares of restricted stock. The exchange did not result in any stock option modification costs. Unvested shares of restricted stock are subject to repurchase by the Company upon termination of employment with the Company. In December 2007, 5,000 shares of restricted stock were awarded to a new employee upon commencement of employment in addition to the normal award based on a percentage of their starting salary, which vests over a two-year period. The stock based compensation related to the restricted stock award is based on the fair market value of a share of our Common Stock on the date of the award. In the first quarter of 2008, 107,535 shares of restricted stock were awarded to new and existing employees. As of March 31, 2008, the Company recognized $163,000 of compensation costs related to the vesting of restricted stock during the quarter then ended a portion of which was capitalized.

A summary of the status of the non-vested shares as of March 31, 2008 is presented below:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2008	26,673	$10.62
Granted	107,535	8.75
Vested	(6,969)	9.74
Forfeited	(476)	12.60

Non-vested at March 31, 2008	126,763	$9.22

As of March 31, 2008, there was $504,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. This cost is expected to be recognized over a 5 year period. The total fair value of shares underlying stock options which vested during the quarters ended March 31, 2008 and 2007 was $7,000 and $94,000, respectively.

(5)	Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. Our policy is to reflect penalties and interest related to FIN 48 issues as part of income tax expense as they become applicable. No unrecognized tax benefits were recorded as of March 31, 2008. We file income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2004 and Colorado state examinations for years before 2003.

(6)	Capitalized Development Costs

We are capitalizing all direct and identifiable incremental costs associated with our development efforts to build an activated carbon manufacturing facility. As of March 31, 2008, such costs totaled $12.1 million, and are included in Development Projects on the accompanying consolidated balance sheets. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets.

(7)	Commitments and Contingencies

Under certain contracts to supply activated carbon injection systems, the Company may grant performance guarantees to the owner of the power plants that guarantee the performance of the associated equipment for a specified period. The Company may also guarantee the achievement of a certain level of mercury removal based upon the injection of a specified quantity of a qualified activated carbon at a specified rate given other plant operating conditions. In the event the equipment fails to perform as specified, the Company is obligated to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company has a “make right” obligation within the contract limits. The Company assesses the risks inherent in each applicable contract and accrues an estimate that is based on costs incurred over the performance period of the contract. In some cases a performance bond may be purchased and held for the period of the warranty that can be used to satisfy the obligation. Such costs are included in our accrued warranty and other liabilities in the accompanying balance sheets. Any warranty costs paid out in the future will be charged against the accrual. The adequacy of warranty accrual balances is assessed at least quarterly based on current facts and circumstances and adjustments are made as needed.

The change in the carrying amount for our performance guarantees follows:

	Quarter Ended March 31,
	2008	2007
	(In thousands)
Balance as of January 1	$309	$120
Performance guarantees issued	77	30
Expenses paid	(17)	—

Balance as of March 31	$369	$150

(8)	Business Segment Information

The following information relates to the Company’s two reportable segments: Mercury emission control (MEC) and Flue gas conditioning and other (FGC). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Quarter Ended March 31,
	2008	2007
	(In thousands)
REVENUE:
MEC	$3,900	$3,629
FGC	103	275

Total	$4,003	$3,904

SEGMENT PROFIT:
MEC	$900	$996
FGC	(67)	3

Total	$833	$999

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Quarter Ended March 31,
	2008	2007
	(In thousands)
Total segment profit	$833	$999
Non-allocated general and administrative expenses	(1,236)	(1,227)
Depreciation and amortization	(118)	(84)
Interest, other income and deferred income tax benefit	353	289

Net loss	$(168)	$(23)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, audit fees and corporate governance expenses.

(9)	Recently Issued Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. Currently we have one level I asset which is available for sale securities and they are reported at the fair market value. The impact of adoption had no material impact on our financial statements.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments.

The impact of adoption had no material impact on our financial statements.

In June 2007, the FASB also ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The impact of adoption had no material impact on our financial statements.

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

In December 2007, the FASB also issued SFAS 141 (revised 2007), “Business Combinations”, (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations we may pursue after its effective date. Under SFAS 141R, all acquisition costs are expensed as incurred.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words or phrases such as “anticipate,” “assume,” “believe,” “hope,” “expect,” “intend,” “plan,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	the impact of national and state mercury regulations on the nation’s 1,100-plus coal-fired units;
(b)	rapid development of the mercury emission control market;
(c)	expected growth in the power industry’s interest in DOE carbon dioxide removal projects;
(d)	annual lease costs and other expenditures and gross margins;
(e)	the size of the applicable target market and market potential for Refined Coal Technology and ADA-249M;
(f)	our expectation that changes in tax laws will be passed to clarify the conditions applicable to Section 45 tax credits and the timing of those changes in the tax laws;
(g)	the timing of completion of projects and future demonstrations;
(h)	the procession of outstanding bid requests to orders between now and 2010;
(i)	the expected costs and timing for the development of a Greenfield AC manufacturing facility;
(j)	our ability to obtain necessary permits for the construction of a planned Greenfield AC manufacturing facility;
(k)	our ability to raise the funds necessary to maintain our desired level of participation in our planned AC manufacturing facility;
(l)	our ability to enter into appropriate arrangements with a strategic partner to share development costs of our planned AC manufacturing facility;
(m)	our ability to enter into suitable long-term contracts for the raw feedstock material necessary to supply our planned AC manufacturing facility;
(n)	our ability to enter into suitable long-term contracts for the delivery of AC from our planned AC manufacturing facility and our ability to be able to timely deliver the AC required by such contracts;
(o)	our ability to obtain adequate long-term debt financing for our planned AC manufacturing facility;
(p)	our ability to meet a significant portion of the expected shortage in AC supply, including in the near-term (2008 and 2009) from interim sources, and in the longer term (2010 and beyond) from our new AC manufacturing facility;
(q)	the appropriation of funds by Congress for DOE projects;
(r)	impact of market price risk with respect to our stock and the impact of such risks on our ability to raise needed capital; and
(s)	the immateriality of any future adjustments to previously received revenue as a result of DOE audits.

The forward-looking statements included in this Report involve significant risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to: changing economic conditions and market demand for our products and services, changes in technology, availability of and demand for alternative energy sources, failure to satisfy performance guarantees, availability of adequate supplies of treatable carbon at reasonable prices to meet interim AC demand, the availability of federal funding to support certain of our research and development work, the availability of funding needed for the construction of our new AC manufacturing plant on reasonable terms, our ability to secure necessary permits and other regulatory approvals, to negotiate and enter into ancillary agreements needed to allow us to finance, design and build the new AC plant and to obtain necessary raw materials to supply the plant, anticipated or unexpected changes in laws or regulations, results of demonstrations of ADA’s and other’s licensed technologies, operational difficulties, availability of skilled personnel and other risks related to the development, construction and placing into operation of an activated carbon manufacturing facility, as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings. You are cautioned not to place undue reliance on the forward-looking statements made in this release, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

We provide environmental technologies and specialty chemicals to the coal-burning electric utility industry. Revenues are generated through (1) time and materials and fixed-price contracts for the emerging mercury emission control (MEC) market, several of which are co-funded by government (Department of Energy—DOE) and industry and (2) the sale of specialty chemicals and services for flue gas conditioning (FGC) and other applications.

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control in March 2005. A dozen States and several environmental groups had previously sued the EPA alleging that the process that resulted in the relatively lenient Clean Air Mercury Rule (CAMR) violated the Clean Air Act and that CAMR was therefore invalid. In February 2008, the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the plaintiffs in that case, holding that the EPA violated the Clean Air Act in the process it used to enact CAMR, and that CAMR was therefore invalid. The Court’s ruling remands the matter to the EPA for further proceeding; however, EPA has filed an appeal of the ruling with the Court. In the interim, the lack of clear regulations has generated some short-term uncertainty among utilities as to what they will be required to do to reduce mercury emissions. However, we believe that the likely result will be that either EPA will adopt stricter mercury emission control rules or Congress will enact new legislation requiring stricter mercury emission control within the next year or two. We believe that the long-term growth of the MEC market for the electric utility industry will most likely depend on how industry chooses to respond to federal and state regulations. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. We have recently seen an increase in new plant projects. DOE’s latest report issued in 2007 includes 121 potential new projects totaling 71GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) DOE- and industry-funded contracts mentioned above, (ii) mercury testing services and (iii) equipment sales and sorbents sold to new plants and existing plants affected by the implementation of enacted regulations. State regulations and increasing numbers of consent decrees are currently the largest market driver for this part of our business. Although we expect this market to show steady growth over the next several years, we believe the most significant revenue growth will occur when final federal regulations impact a significant portion of previously uncontrolled, existing boilers.

The market for our FGC chemicals and services has been declining over the last couple of years, and is expected to continue to decline in the near-term; at least until the recent CAMR ruling has been better defined. Prior to the CAMR ruling we were responding to inquires about our product meeting the needs of the changing regulations in combination with mercury emissions. Although margins, on these products are declining, they are typically higher than what we recognize for our present MEC sales and represent an important, but decreasing, contribution to our overall revenue and profitability.

Thus far in 2008, we have signed contracts or orders to proceed for 4 ACI systems to be delivered in 2008 through 2010, bringing our total number of ACI systems installed or currently in process to 33. During the three months ended March 31, 2008 we recognized approximately $2.4 million in revenue related to ACI system sales. Unrecognized remaining revenues from ACI contracts totaled approximately $10.4 million as of March 31, 2008 and are expected to be recognized from 2008 through 2010. ACI systems are usually delivered from 12 to 16 months after the award, but may be in excess of 2 years for installations at new power plants.

We expect the supply of ACI systems to be our dominant revenue source for 2008 and expect to bid on between 50 and 100 ACI systems through 2009 based upon current regulations. Given the uncertainties surrounding the recent court ruling and appeal concerning CAMR we are projecting lower sales of ACI systems for 2008 over previous expectations.

We are continuing to commit the necessary resources to the development of a new “Greenfield” AC manufacturing facility. Previously, we had announced that in order to stay ahead of an expected billion dollar market, we had undertaken preliminary activities for the new facility including plant design, initial permitting, securing key lignite reserves, and third-party market analysis. Approved and funded activities completed in 2008 include: the selection of an engineering, procurement and construction company to perform preliminary work needed to build the plant; initial equipment orders; applications for environmental permitting; and initial site development. We expect to obtain the operating permit for the first two production lines within the first half of 2008. We are continuing the process of specifying and sourcing of key capital equipment, although we are currently curtailing nonessential expenditures pending confirmation of project costs and timetable and finalization of critical agreements, including supply agreements and those with our intended strategic partner.

We are planning to secure 60% of the financing, or what we expect will be approximately $180 million, through debt. We are working to support the senior project debt with off-take contracts for the activated carbon that we will be supplying through both interim sources and the new production from the plant. We expect to put in place long-term take or pay off-take contracts for AC that will have a total contract value of approximately $250 million. In addition to the debt financing, we anticipate sourcing 40% of the expected project funding requirements, or approximately $120 million, through equity. Our financing plan is based on splitting this into $60 million at the project level and $60 million at the ADA corporate level. The project equity investment is being raised through an anticipated investment by a strategic partner. After considering Indicative Bid Letters from a number of substantial financial and strategic firms with significant experience in the energy sector, we selected a partner and are now developing the detailed legal documents and operating agreement to define our relationship, which we hope to enter into in May. The intended partner is well-capitalized and has significant plant operational experience, contracting and transportation expertise, and demonstrated success at developing large projects. The intended strategic partner has also agreed in principal to provide an additional investment of up to $40 million at the ADA corporate level through the purchase of convertible preferred shares to supplement our existing resources. In the near future, we intend to submit to our shareholders a request for their approval to issue these convertible preferred shares.

In the first quarter of 2008, we signed an asset purchase agreement to acquire the assets of an AC processing facility in the south central United States. The purchased assets include 500,000 pounds of AC inventory, process equipment for chemical treatment, milling and storage of AC, and six pneumatic discharge trailers for transporting AC to utility customers. In addition to the purchase of assets, we have agreed to sign a three-year facility lease to rent the facility currently being used by the owner of the assets. We have also signed a non-binding letter of intent to pursue negotiations for a supply agreement for activated carbon that would be used for supplying our customers with AC prior to our planned activated carbon manufacturing facility becoming operational.

We also produced our first batches of AC from this facility and completed the first performance tests of our own AC product at a power plant in the first quarter of 2008. While operating with our AC, mercury emissions were reduced by greater than 90% at a very competitive feed rate. To control mercury for these plants it is necessary to use the higher priced chemically treated AC. We intend to put together the facilities and sourcing contracts so that by the end of 2008, we can supply up to 10 million pounds of AC per year and increase capacity to 30 to 50 million pounds per year by the end of 2009. Capital expenditures are expected to be less than $2 million. Given the expected costs of the foreign carbons to be used as feedstock plus the transportation expenses in shipping AC from overseas, this business is expected to operate at an approximately 20% gross margin. Assuming our new Greenfield manufacturing plant becomes operational, we expect the margins for AC produced from that source to increase to 60% or higher.

Results of Operations – 1st Quarter 2008 versus 1st Quarter 2007

Revenues totaled $4.0 million for 2008 versus $3.9 million in 2007, representing an increase of 3%. Revenues in our MEC segment for 2008 increased by $271,000 (7%), and FGC and other activities decreased by ($172,000) (63%).

Revenues in 2008 from the MEC segment were comprised of sales of ACI systems (62%), government and industry-supported contracts (37%) and consulting services (2%), compared to 49%, 42% and 9%, respectively, in 2007. For the quarter, our ACI systems sales contributed approximately $2.4 million to MEC revenues, increasing 35% from the 2007 contribution to revenue of $1.8 million. We had contracts in progress at quarter-end for supply of ACI systems with remaining revenue of approximately $10.4 million, $5.3 million of which we expect to complete and realize in 2008, with the balance to be completed and realized in 2009 and 2010. The most significant growth occurred in the sales and installations of ACI systems, which increased $627,000 in the quarter and is the result of an increasing number of system sales as noted above.

Such increase is less than initially anticipated as a result of the uncertainty surrounding the recent CAMR ruling. Currently we are aware that utilities have postponed plans on at least 12 installations of ACI systems due to the CAMR ruling. However, we expect growth in 2008 in the MEC segment to result primarily from an increasing number of retrofit ACI systems in response to mercury emission control legislation. Our DOE and industry demonstration contract revenues totaled $1.4 million, representing a decrease of 5% from 2007 revenues. The remaining unearned amount of the contracts was $4.2 million as of March 31, 2008, of which $2.2 million is expected to be recognized in 2008 (including cash contributions by other industry partners). As reported earlier, future commitments on two other projects have not been made as of March 31, 2008 in the amount of $600,000, and it is unclear whether the funds will be allocated and paid on the contracts. This amount is not included in the $4.2 million noted above. Consequently those funds remain at risk pending funding decisions by DOE, and it is possible that other contract amounts could also be decreased or eliminated. We expect the DOE funding for mercury related projects to continue to decline or be eliminated, however we expect increased funding for CO2 technology from government and industry supported contracts will begin to replace that source of revenue for us beginning in late 2008 and continuing into 2009.

Our contracts with the government are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. We believe, however, that we have complied with all requirements of the contracts and future adjustments, if any, will not be material. In addition, the federal government must appropriate funds on an annual basis to support DOE contracts, and funding is always subject to unknown and uncontrollable contingencies. Revenues from consulting services included in the MEC segment decreased approximately $273,000 or 81% from 2007 to 2008.

FGC and other revenues decreased by $172,000 or 63% due to fewer shipments of chemicals to continuing customers. We expect FGC and other revenues in 2008 to be lower than 2007. Demonstrations planned for 2008 have been delayed also due to the recent CAMR ruling and we are unsure at this juncture if these demonstrations will be conducted. Sales related to our ADA-249M product are recorded in the FGC and other segments and were $18,000 and $15,000 for the quarters ended March 31, 2008 and 2007, respectively.

Cost of revenues increased by $369,000 or 16% in 2008 from 2007 primarily as a result of increased volume and changes in our business mix as discussed below. Gross margins were 33% for the first quarter as compared to 41% in 2007. The decrease reflects decreased margins in both MEC and FGC and other segments. For the near term, we expect the sales of mercury control systems to continue to represent an increasing source of revenues, for which the anticipated gross margins are lower than for our specialty chemical sales and DOE demonstration work that involves industry cost sharing. As a result, we expect the gross margin for fiscal year 2008 to be lower than the margin realized in fiscal year 2007.

Cost of revenues for the MEC segment increased by $415,000 in 2008 or 19%, as compared to 2007 primarily as a result of the increased revenue generating activities from our ACI system sales. Gross margins for this segment were 33% for the first quarter as compared to 40% for 2007. The decline in gross margins from the prior year resulted from a decrease in government and industry supported revenue which has historically generated higher margins as an overall percentage of the revenue as compared to the same quarter in the previous year. Another factor in the decline of the margins in the ACI systems market is increased downward pricing pressure as a result of competition. Increased competition in this area has, and we expect will continue, to require us to lower our margins to maintain our desired market share. We have taken numerous steps to decrease costs and improve efficiencies to maintain acceptable margins from our ACI system sales. Looking further ahead, we expect CO2 government and industry supported demonstration work and sales of activated carbon to positively affect margins.

Cost of revenues for the FGC and other segment decreased by $46,000 or 34% in 2008, as compared to 2007. Gross margins for this segment were 14% for 2008 as compared to 51% in 2007. The decrease in gross margins from 2008 to 2007 is a result of increased FGC sales of a product we license from ARKAY Technologies, which carry a lower margin than historical FGC sales, and direct costs related to the current joint venture activities of Clean Coal. FGC and other revenues comprised 3% of total revenues in 2008, compared to 7% in 2007. The changes in the FGC segment profits from 2008 to 2007 are a result of the same factors.

We expect the amount of fixed price and time and materials work in the MEC segment for the near term to represent an increasing source of revenue. Overall gross margins for 2008 are therefore expected to decline somewhat from the levels achieved in 2007, as a result of an increasing proportion of fixed price and time and materials work, and pricing pressure caused by increased competition.

General and administrative expenses increased by $33,000 or 2% to $1.5 million in 2008. The dollar increase in 2008 resulted primarily from increased administrative wage costs ($98,000); increased vacation wages ($42,000) offset by lower SOx 404 compliance, consulting and outside labor costs ($109,000). Our costs are substantially consistent with those from the previous year. We have been hiring personnel in response to the growth we have realized in the past and expect to achieve in 2008. Adequate resources of skilled labor have been and are expected to be available to meet anticipated needs.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Direct research and development expenses decreased by $122,000 or 34% in 2008 as compared to 2007 as a result of a decrease in DOE contract activities. Future consolidated direct research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to continue to grow at a rate of about 10% annually for the next several years. Of the amount incurred in 2008, only $5,000 was directly related to DOE contracts as compared to $125,000 in the same period in 2007.

MEC segment profits decreased by $96,000 or 10% to $900,000 as compared to 2007. The decrease was primarily a result of lower margins on increased MEC segment revenues from our ACI systems and lower revenues from our DOE contracts that historically have higher margins than ACI systems revenue. FGC and other segment loss was $67,000 as compared to a profit of $3,000 as compared to 2007. The decrease was primarily the result of lower margin chemical sales and decreasing segment revenues.

We had net interest and other income of $169,000 in 2008, as compared to $266,000 for 2007. Interest and other income decreased in 2008 due to our increased funding commitments on our development projects and other activities, which has resulted in lower invested balances. In addition a decrease in interest rates is occurring and will reduce interest income on amounts invested in interest bearing accounts.

Other income and expense included our minority interest in the loss in Clean Coal, our joint venture with an affiliate of NexGen Resources Corporation, which is pursuing Refined Coal (RC) opportunities. The minority interest in the loss of Clean Coal amounted to $17,000 in 2008. Our net operating loss for the period ended March 31, 2008 includes net costs of $88,000 related to our RC efforts and $34,000 loss of the joint venture. We incurred an additional $54,000 of expenses related to our direct Clean Coal joint venture activities in 2008. If Clean Coal succeeds in obtaining approval for the Section 45 tax credits, NexGen has the right to maintain its 50% interest by paying us an additional $4.0 million, in eight quarterly payments of $500,000 each, beginning in the quarter Clean Coal receives such qualification. NexGen is not obligated to make those payments, but if it does not do so once Clean Coal has qualified for the Section 45 tax credits, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount of the $4.0 million that it elects not to pay, if any.

The deferred income tax benefit for 2008 represents our expected effective tax benefit of approximately 50% for 2008, which is greater than the rate of 31% we recognized for the first quarter of 2007. The increase is primarily the result of larger impact of R&D tax credits for 2008 as compared to the amount estimated for the first quarter of 2007.

Unrealized loss, net of tax, on investments in debt and equity securities amounted to $121,000 for 2008 as compared to a gain of $4,000 for 2007. The recorded unrealized loss in 2008 was the result of the decrease in the market value of our remaining equity investments as compared to a minor increase in 2007.

Liquidity and Capital Resources

We had a positive working capital of $10.0 million at March 31, 2008, compared to working capital of $14.1 million at December 31, 2007. The decrease results primarily from our continued investments in our development projects and fluctuations in operating assets and liabilities in the normal course of business. In addition to working capital, we had long-term investments in securities, accounted for as “available-for-sale” investments, of approximately $2.8 million both at March 31, 2008 and December 31, 2007. We expect to use a portion of such investments and cash on hand to fund growth of the Company, which is expected to include development projects for AC production and may include expansion of product offerings and strategic acquisitions. We believe that existing and expected future working capital will be sufficient to meet our anticipated operating needs in 2008. We have sufficient resources on hand to continue pursuit of the rapidly growing mercury emission control market. However, we cannot be certain that the positive operating cash flow that we have achieved historically will continue, and it is possible that we could be required to expend some of our current working capital to fund operations, although we consider this unlikely. Our plans for the anticipated future need for expanded AC production will require significant additional funding.

During the first quarter of 2008, we expended an additional $4.0 million, bringing our total costs through March 31, 2008, on our planned AC manufacturing facility to $12.1 million. We are continuing to pursue our plan to build a new AC manufacturing facility, which costs have been deferred and are classified on the balance sheet and included with Development Projects. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets and then subject to future impairment evaluations.

As noted above, we have embarked on an aggressive plan to build a new AC manufacturing facility, which we have previously estimated to have an all-in, total cost of approximately $300 million for a facility with one production line that will be capable of producing approximately 175 million pounds of AC per year, although the selected engineering, procurement and construction, (EPC), contractor is currently updating both cost and schedule for the planned facility. The development plan includes enlisting the support of a strategic partner to participate in 50% of the equity funded project development costs, which we expect will amount to approximately $120 million in total equity funding for the first facility with a single production line. We expect the balance of the project funding, which we estimate to be $180 million, to come from debt financing. We have no binding commitments from any person to provide financing at this time, and we are not certain whether the financing will be available to us as needed on acceptable terms. Our inability to achieve any one of what we currently see to be the “critical requirements” for the project would likely make it difficult for us to complete the project. We have currently curtailed nonessential spending associated with the project pending confirmation of current cost estimates and schedule, and finalization of certain critical contracts for feedstock supply, engineering, procurement and construction and strategic partner participation.

Our principal source of liquidity is our existing working capital and positive operating cash flow. The continuation of positive cash flow somewhat depends upon our success in maintaining a significant share of the market for mercury control equipment and the continuation of chemical sales and operations for FGC.

Under our defined contribution and 401(k) pension plan, we match up to 7% (in 2008 as compared to 5% in prior years) of salary amounts deferred by employees in the Plan and may contribute certain other amounts as determined annually by our Board of Directors. During the quarters ended March 31, 2008 and 2007, we recognized $32,000, net of forfeitures and $34,000, respectively, of matching expense. This expense is expected to amount to approximately $212,000 in 2008. In the past, we have also made discretionary awards to employees, a portion of which was contributed to the Plan. During the first quarters of 2008 and 2007, we accrued approximately $28,000 and $45,000, respectively, for such payments.

We recorded a net current tax asset of $144,000 and a long term tax asset of $308,000 at March 31, 2008, as compared to a net long term deferred tax asset of $237,000 and net deferred current tax liabilities of ($117,000) on December 31, 2007, respectively. We believe that it is more likely than not that our deferred tax assets will be realized in the future. The change is a result of estimated payments made during the quarter and our anticipated tax benefit which we expect to arise from 2008 activities.

Cash flow used by operations totaled ($866,000) for the first quarter of 2008 compared to ($259,000) for the same period in 2007. The 2008 cash flow used was primarily due to our ACI system activities, which resulted in an increase in deferred revenue and other of $1.4 million, decrease in trade receivables, net of ($2.6) million and an increase in accounts payable of $460,000. Cash flow used from our operating activities included a deferred tax benefit of ($262,000), and our net loss of ($168,000), which was offset by depreciation and amortization of $118,000.

Net cash used by investing activities was $2.4 million for first quarter of 2008 compared to $683,000 for the same period in 2007. The use represents the amounts invested in our development activities to build an AC manufacturing facility of $2.3 million and other capital expenditures of $97,000.

No cash was provided or used in financing activities for the first quarter of either 2008 or 2007. As noted above we expect to require additional debt and equity financing to support future anticipated growth, potential acquisitions and our plans to build AC manufacturing facilities.

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

Capitalization of Development Costs—We are capitalizing all direct and identifiable incremental costs associated with our development efforts to build an AC facility. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets and then subject to future depreciation expense and impairment evaluations.

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

Effective January 1, 2006, we adopted SFAS No. 123R (revised), Share-Based Payment, or SFAS 123R, which requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. We use an implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. We use a historical volatility rate on our stock options. The fair value of our restricted stock is based on the closing market price of our common stock on the date of grant. If there are any modifications or cancellations of the underlying securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

Recently Issued Accounting Policies

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. Currently we have one level I asset which is available for sale securities and they are reported at the fair market value. The impact of adoption had no material impact on our financial statements.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The impact of adoption had no material impact on our financial statements.

In June 2007, the FASB also ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The impact of adoption had no material impact on our financial statements.

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

In December 2007, the FASB also issued SFAS 141 (revised 2007), “Business Combinations”, (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations we may pursue after its effective date. Under SFAS 141R, all acquisition costs are expensed as incurred.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.    Exhibits

10.45	Project Crowfoot Incentive Program Documents (1)**

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Represents a management compensation arrangement.

* These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

** Portions of this exhibit have been omitted pursuant to a request for confidential treatment

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc. Registrant

Date: May 7, 2008	/s/ Michael D. Durham
Michael D. Durham President and Chief Executive Officer

Date: May 7, 2008	/s/ Mark H. McKinnies
Mark H. McKinnies Chief Financial Officer

EXHIBIT INDEX

10.45	Project Crowfoot Incentive Program Documents (1)**

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Represents a management compensation arrangement.

* These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

** Portions of this exhibit have been omitted pursuant to a request for confidential treatment