Form 10-Q
period 2008-06-30
ADA-ES INC
filed 2008-08-06
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐             Smaller reporting company  ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, no par value	5,802,301

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,955	$13,482
Trade receivables, net of allowance for doubtful accounts	3,682	4,449
Investments in securities	1,640	1,916
Prepaid expenses and other	644	282

Total current assets	12,921	20,129

PROPERTY AND EQUIPMENT, at cost	2,714	2,622
Less accumulated depreciation and amortization	(1,530)	(1,372)

Net property and equipment	1,184	1,250

GOODWILL, net of amortization	2,024	2,024
INTANGIBLE ASSETS, net of amortization	259	247
INVESTMENTS IN SECURITIES	2,794	2,841
DEVELOPMENT PROJECTS	15,310	8,159
OTHER ASSETS	362	256

TOTAL ASSETS	$34,854	$34,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,245	$4,285
Accrued payroll and related liabilities	695	603
Deferred revenue and accrued expenses	1,860	1,148

Total current liabilities	5,800	6,036

LONG-TERM LIABILITIES:
Accrued warranty and other	425	318

Total liabilities	6,225	6,354

MINORITY INTEREST	123	148

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 5,802,288 and 5,683,689 shares issued and outstanding	28,666	28,077
Accumulated other comprehensive income	17	198
(Accumulated deficit) retained earnings	(177)	129

Total stockholders’ equity	28,506	28,404

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,854	$34,906

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
Mercury emission control	$3,758	$4,609	$7,658	$8,238
Flue gas conditioning and other	89	333	192	608

Total revenues	3,847	4,942	7,850	8,846
COST OF REVENUES:
Mercury emission control	2,311	3,117	4,906	5,297
Flue gas conditioning and other	82	296	171	431

Total cost of revenues	2,393	3,413	5,077	5,728

GROSS MARGIN	1,454	1,529	2,773	3,118

OTHER COSTS AND EXPENSES:
General and administrative	1,463	1,195	2,957	2,656
Research and development	229	525	463	881
Depreciation and amortization	125	83	237	167

Total expenses	1,817	1,803	3,657	3,704

OPERATING LOSS	(363)	(274)	(884)	(586)

OTHER INCOME:
Minority interest in loss of consolidated subsidiary	15	83	32	96
Interest and other income	122	268	291	534

Total other income	137	351	323	630

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(226)	77	(561)	44
INCOME TAX BENEFIT (PROVISION)	88	(22)	255	(12)

NET INCOME (LOSS)	(138)	55	(306)	32
UNREALIZED LOSSES ON CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, net of tax	(60)	(5)	(181)	(1)

COMPREHENSIVE INCOME (LOSS)	$(198)	$50	$(487)	$31

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$(0.02)	$0.01	$(0.05)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,802	5,641	5,747	5,638

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	5,802	5,770	5,747	5,742

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2008 and 2007

(Amounts in thousands, except share data)

(Unaudited)

	COMMON STOCK		ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS (ACCUMULATED DEFICIT)	TOTAL
	SHARES	AMOUNT
BALANCES, January 1, 2007	5,635,137	$27,592	$167	$(118)	$27,641
Stock-based compensation	1,448	186	—	—	186
Issuance of stock on exercise of options	10,396	98	—	—	98
Unrealized holding gains on investments	—	—	22	—	22
Investment reclassification adjustments to income	—	—	(24)	—	(24)
Income tax effect	—	—	1	—	1
Net Income	—	—	—	32	32

BALANCES, June 30, 2007	5,646,981	$27,876	$166	$(86)	$27,956

BALANCES, January 1, 2008	5,683,689	$28,077	$198	$129	$28,404
Stock-based compensation	118,599	589	—	—	589
Unrealized holding loss on investments	—	—	(253)	—	(253)
Investment reclassification adjustments to income	—	—	(34)	—	(34)
Income tax effect	—	—	106	—	106
Net Loss	—	—	—	(306)	(306)

BALANCES, June 30, 2008	5,802,288	$28,666	$17	$(177)	$28,506

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(306)	$32
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	237	167
Gain on asset dispositions and securities	(21)	(17)
Deferred tax (benefit) expense	(351)	12
Expenses paid with stock and stock options	64	166
Minority interest in loss of subsidiary	(32)	(96)
Changes in operating assets and liabilities:
Trade receivables, net	767	(906)
Prepaid expenses and other	(129)	(166)
Accounts payable	(1,220)	474
Accrued payroll and related liabilities	92	(59)
Deferred revenue and other	936	365

Net cash provided by (used in) operating activities	37	(28)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment and other assets	(177)	(369)
Development project expenditures	(6,446)	(2,461)
Investment in securities	(668)	(2,651)
Proceeds from sale of securities and certificates of deposit	727	2,832

Net cash used in investing activities	(6,564)	(2,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority interest capital contribution	—	69
Exercise of stock options	—	98

Net cash provided by financing activities	—	167

DECREASE IN CASH AND CASH EQUIVALENTS	(6,527)	(2,510)
CASH AND CASH EQUIVALENTS, beginning of period	13,482	16,129

CASH AND CASH EQUIVALENTS, end of period	$6,955	$13,619

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW FINANCING ACTIVITIES:
Accrued development project expenditures	$180	$628

Stock and stock options issued for services	$589	$186

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

(1)	Basis of Presentation

ADA-ES, Inc. (“ADA”) and its wholly owned subsidiaries, ADA Environmental Solutions, LLC (“ADA LLC”), Red River Environmental Products, LLC, Bowman Environmental Products, LLC, Underwood Environmental Products, LLC and its 50% joint venture interest in Clean Coal Solutions, LLC (“Clean Coal”), are collectively referred to as the Company. The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. The Company generates a substantial part of its revenue from the supply of Activated Carbon Injection (“ACI”) Systems and contracts co-funded by the government and industry. The Company’s sales occur principally throughout the United States.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial statements of ADA, its subsidiaries and Clean Coal. We have eliminated all significant intercompany balances and transactions in consolidation.

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

(2)	Net (Loss) Income Per Share

Basic income (loss) per share is computed based on the weighted average common shares outstanding in the period. Diluted income (loss) per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)		(In thousands, except per share data)
NET (LOSS) INCOME:	$(138)	$55	$(306)	$32

DETERMINATION OF SHARES:
Average common shares outstanding	5,802	5,641	5,747	5,638
Incremental common shares issuable:
Stock Options and awards	—	129	—	104

Diluted average common shares outstanding	5,802	5,770	5,747	5,742

Basic earnings (loss) per common share	$(0.02)	$0.01	$(0.05)	$0.01

Diluted earnings (loss) per common share	$(0.02)	$0.01	$(0.05)	$0.01

All outstanding shares of common stock were excluded for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007. 43,300 outstanding shares of common stock were excluded from the calculation, as their effect was anti-dilutive.

(3)	Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in years	As of June 30, 2008	As of December 31, 2007
		(In thousands)
Machinery and equipment	3-10	$1,955	$1,881
Leasehold improvements	2	504	504
Furniture and fixtures	3-7	255	237

		2,714	2,622
Less accumulated depreciation and amortization		(1,530)	(1,372)

Total property and equipment, net		$1,184	$1,250

Depreciation and amortization of property and equipment for the six months ended June 30, 2008 and 2007 was $230,000 and $156,000, respectively.

(4)	Investments

Investments in available-for-sale securities are reported at their fair value in investments in securities and are summarized as follows at June 30, 2008 and December 31, 2007:

	Unrealized Gain in Accumulated Other Comprehensive Income	Unrealized Loss in Accumulated Other Comprehensive Income	Fair Value
	(In thousands)
June 30, 2008
Common stock	$636	$(592)	$1,402
Debt securities	246	(264)	3,032

Total	$882	$(856)	$4,434

Less short-term portion			(1,640)

Long-term portion			$2,794

December 31, 2007
Common stock	$541	$(249)	$1,756
Debt securities	223	(201)	3,001

Total	$764	$(450)	$4,757

Less short-term portion			(1,916)

Long-term portion			$2,841

(5)	Stock Options

During 2003, the Company adopted the 2003 ADA-ES, Inc. Stock Option Plan (the “2003 Plan”) and reserved 400,000 shares of Common Stock for issuance under the plan. In general, all options granted under the plan expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price of an option was determined by the compensation committee of the Board of Directors at the time the option was granted and was equal to 100% of the fair market value of a share of our Common Stock on the date the option was granted. This plan was cancelled and replaced by the 2007 Equity Incentive Plan described below, and as result, 148,506 shares of Common Stock originally reserved for issuance upon exercise of options grantable under the 2003 Plan were removed from the 2003 Plan. In 2007, 3,354 options were exercised and 5,500 options were forfeited. During 2008, 8,500 options were forfeited. As of June 30, 2008, 74,612 options remained outstanding and exercisable under this plan.

During 2004, the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company’s Common Stock to executive officers of the Company, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a 10-year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In February 2007, the Board of Directors authorized the vesting of 17,258 options under this plan with a fair value of $35,000. In 2007, 7,057 previously vested options were exercised. As of June 30, 2008, 166,663 options remain outstanding of which 49,429 options were exercisable under this plan.

During 2004, the Company also adopted a plan (the “2004 Plan”) for the issuance of shares and the grant of options to purchase shares of Common Stock to the Company’s non-management directors. The 2004 Plan provided for the award of stock of 603 shares per individual non-management director or 4,221 shares in total, and the grant of options to purchase 5,000 shares of common stock per individual non-management director, or 35,000 in total, all of which were formally granted and issued in 2005 after approval of the 2004 Plan by the Company’s shareholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and vest over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. In 2007, 985 of such options were exercised and 4,015 of options were forfeited upon the death of a director. As of June 30, 2008, 13,333 options remained outstanding and exercisable under the 2004 Plan.

During 2005, the Company adopted the 2005 Directors’ Compensation Plan (the “2005 Plan”), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors of the Company in the form of awards of shares of Common Stock and options to purchase Common Stock of the Company for services performed. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price for options granted under the 2005 Plan is the market price on the date of grant, the shares of Common Stock underlying the option vest at a rate of no more than 1,667 shares per annual period per individual, and any unvested options that are outstanding at the date the individual is no longer a Director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. In April 2008, we issued 5,000 options to a new Board member. As of June 30, 2008, 20,000 options remain outstanding of which 5,000 options were vested and exercisable under the 2005 Plan.

Following is a table of options activity for the six months ended June 30, 2008:

	Director & Employee Options	Non-Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2008	281,358	59,000	$10.45
Granted	5,000	—	10.20
Exercised	—	—	—
Expired	(11,750)	—	17.54

OPTIONS OUTSTANDING, June 30, 2008	274,608	59,000	$10.20

OPTIONS EXERCISABLE, June 30, 2008	142,374	59,000	$10.88

No options were exercised during the six months ended June 30, 2008. The aggregate intrinsic value of options exercisable at June 30, 2008 was a loss of ($379,000) based on a market price of $9.00.

Stock options outstanding at June 30, 2008 are summarized in the table below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price
$2.80	11,665	$2.80	11,665	5.3	$2.80
$8.60 - $10.20	233,343	$8.93	111,109	5.9	$9.23
$13.80 - $15.25	88,600	$14.51	78,600	5.5	$14.42

	333,608	$10.20	201,374	5.7	$10.88

5,000 options were granted in the six months ended June 30, 2008 to one director. The average fair value of the options granted in 2008 was approximately $4.37 per share, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected volatility	63%
Risk-free interest rate	2.2%
Expected life of options (in years)	3.0
Expected dividends	—

During 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which replaced the 2003 Plan. The 2007 Plan authorizes the issuance to employees, directors and consultants of up to 600,000 shares of common stock, either as restricted stock grants or to underlie options to purchase shares of the Company’s common stock. Under the 2007 Plan, awards of stock (in the form of restricted stock or shares underlying stock options) are limited to not more than 30,000 shares per individual per year with a maximum of 10,000 shares grantable in any year to non-management directors. In general, all options granted under the 2007 Plan will expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price for options granted under the 2007 Plan will be the market price on the date of grant and the shares of common stock underlying the options will vest on the passage of specified times following the date of grant, the occurrence of one of more events, the satisfaction of performance criteria or other conditions specified by the Company’s Board of Directors.

During 2007 and 2008, the Board of Directors awarded restricted stock under the 2007 Plan. All non-executive employees and certain officers were entitled to an award of restricted stock under the following conditions: (1) employees that had not received stock options upon commencement of employment received a restricted stock award based on a percentage of their starting salaries; (2) employees that had received stock options upon commencement of employment had the option to exchange any remaining stock options outstanding for a restricted stock award based on their starting salary; and (3) employees with five or more years of service received a restricted stock award based on a percent of their current annual salary. The purchase price for the restricted stock was $0.01 per share and the restricted stock vests over a five-year period on an annual basis. The stock based compensation related to the restricted stock awards was determined using the fair value of the Company’s stock on the date of grant, which was $12.60. In October 2007, seven employees opted to exchange 42,700 outstanding options for 3,389 shares of restricted stock. The exchange did not result in any stock option modification costs. Unvested shares of restricted stock are subject to repurchase by the Company upon termination of employment with the Company. In December 2007, 5,000 shares of restricted stock were awarded to a new employee upon commencement of employment in addition to the normal award based on a percentage of the employee’s starting salary, which vests over a two-year period. The stock based compensation related to the restricted stock award is based on the fair market value of a share of our Common Stock on the date of the award. In the six months ended June 30, 2008, 121,916 shares of restricted stock were awarded to existing employees and a subcontractor and 2,875 shares of unvested restricted stock were repurchased due to termination of employees. As of June 30, 2008, the Company recognized $589,000 of compensation costs related to the vesting of restricted stock during the six months then ended, a portion of which was capitalized as part of development projects.

A summary of the status of the non-vested shares as of June 30, 2008 is presented below:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2008	26,673	$10.62
Granted	121,916	8.73
Vested	(7,978)	7.29
Repurchased	(2,875)	11.40

Non-vested at June 30, 2008	137,763	$9.15

As of June 30, 2008, there was $482,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. This cost is expected to be recognized over a 5.75 year period. The total fair value of shares underlying stock options and restricted stock which vested during the six months ended June 30, 2008 and 2007 was $53,000 and $176,000, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Beginning Balance	$369	$149	$309	$120
Performance guarantees accrued	50	60	127	89
Expenses paid	(1)	—	(18)	—

Ending Balance	$418	$209	$418	$209

At June 30, 2008, the Company had a standby letter of credit for $80,000 related to an installation of an ACI system. This commitment was not recorded on the Company’s consolidated balance sheet as the Company does not expect the funds to be called upon under the letter of credit.

(7)	Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. Our policy is to reflect penalties and interest related to FIN 48 issues as part of income tax expense as they become applicable. No unrecognized tax benefits were recorded as of June 30, 2008. We file income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2004 and Colorado state examinations for years before 2003.

(8)	Capitalized Development Costs

We are capitalizing all direct and identifiable incremental costs associated with our development efforts to build an activated carbon manufacturing facility. As of June 30, 2008, such costs totaled $15.3 million, and are included in Development Projects on the accompanying consolidated balance sheets. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets. We anticipate finalizing definitive “all in” capital costs, which are expected to be approximately $350 million in September 2008. We hope to commence site work in August 2008. The anticipated commencement of operation of the facility is expected to be in the first half of 2010. The facility and related assets will be stated at cost. We expect depreciation on those assets to be based on the straight–line method and have estimated useful lives ranging from 3 to 20 years. We anticipate that maintenance and repairs will be charged to operations as incurred once the AC manufacturing facility is operating.

(9)	Business Segment Information

The following information relates to the Company’s two reportable segments: Mercury emission control (“MEC”) and Flue gas conditioning and other (“FGC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
REVENUE:
MEC	$3,758	$4,609	$7,658	$8,238
FGC	89	333	192	608

Total	$3,847	$4,942	$7,850	$8,846

SEGMENT PROFIT (LOSS):
MEC	$1,070	$903	$1,970	$1,899
FGC	(88)	(93)	(155)	(90)

Total	$982	$810	$1,815	$1,809

A reconciliation of the reported total segment profit to net income (loss) for the periods shown above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Total segment profit	$982	$810	$1,815	$1,809
Non-allocated general and administrative expenses	(1,220)	(1,001)	(2,462)	(2,228)
Depreciation and amortization	(125)	(83)	(237)	(167)
Interest, other income and deferred income tax (provision) benefit	225	329	578	618

Net income (loss)	$(138)	$55	$(306)	$32

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to any one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, audit fees, non-project specific legal fees and corporate governance expenses.

(10)	Recently Issued Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. Currently we have one level I asset which is available for sale securities and such amounts are reported at their fair value. The impact of adoption of SFAS 157 had no material impact on our financial statements.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The impact of adoption of SFAS 159 had no material impact on our financial statements.

In June 2007, the FASB also ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The impact of adoption of EITF 07-3 had no material impact on our financial statements.

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

In December 2007, the FASB also issued SFAS 141 (revised 2007), “Business Combinations”, (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations we may pursue after its effective date. Under SFAS 141R, all acquisition costs are expensed as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words or phrases such as “anticipate,” “assume,” “believe,” “hope,” “expect,” “intend,” “plan,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	existing and expected future national and state environmental laws and regulations and their impact on our target markets;

(b)	rapid development of the mercury emission control market;

(c)	expected growth in the carbon dioxide control projects;

(d)	amounts and timing of future financial measures including revenues, expenses, gross margins, cash flows and financing needs;

(e)	the timing of completion of projects and future demonstrations;

(f)	the procession of outstanding bid requests to orders between now and 2010;

(g)	the expected costs and timing for the development of and commencement of operations at a Greenfield AC manufacturing facility and offsite processing facility, including statements regarding project costs, equity and debt financing, participation of our strategic partner, availability of raw materials and facilities and securing long term customer contracts for delivery of AC;

(h)	our ability to meet a significant portion of the expected shortage in AC supply;

(i)	the appropriation of funds by Congress for DOE projects;

(j)	availability of skilled personnel; and

(k)	the immateriality of any future adjustments to previously recognized revenue as a result of DOE audits.

The forward-looking statements included in this Report involve significant risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to: changing economic conditions and market demand for our products and services, changes in technology, availability of and demand for alternative energy sources, failure to satisfy performance guarantees, availability of adequate supplies of treatable carbon at reasonable prices to meet AC demand, the availability of federal funding to support our research and development work, the availability of funding needed for the construction of our new AC manufacturing plant on reasonable terms, our ability to secure necessary permits and other regulatory approvals, to negotiate and enter into ancillary agreements needed to allow us to finance, design and build the new AC plant and to obtain necessary raw materials to supply the plant, anticipated or unexpected changes in laws or regulations, competition, cost increases, results of demonstrations of ADA’s and other’s licensed technologies, operational difficulties, availability of skilled personnel and other risks related to the development, construction and placing into operation of an activated carbon manufacturing facility, as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings. You are cautioned not to place undue reliance on the forward-looking statements made in this Report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

We provide environmental technologies and specialty chemicals to the coal-burning electric utility industry. Revenues are generated through (1) time and materials and fixed-price contracts for the emerging mercury emission control (“MEC”) market, several of which are co-funded by government (Department of Energy – “DOE”) and industry and (2) the sale of specialty chemicals and services for flue gas conditioning (“FGC”) and other applications. We have also begun research and development efforts in CO2 capture and control from coal-fired boilers, and we expect government and industry funding for this work to commence later this year and continue over at least the next several years.

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control in March 2005. A dozen States and several environmental groups had previously sued the EPA alleging that the process that resulted in the relatively lenient Clean Air Mercury Rule (“CAMR”) violated the Clean Air Act and that CAMR was therefore invalid. In February 2008, the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the plaintiffs in that case, holding that the EPA violated the Clean Air Act in the process it used to enact CAMR, and that CAMR was therefore invalid. The Court’s ruling remands the matter to the EPA for further proceedings; and the EPA filed an appeal of the ruling with the Court. In May 2008, the District of Columbia Circuit Court rejected the EPA’s petition for an en banc rehearing on CAMR. The EPA says that it is evaluating its course of action. In the interim, the lack of clear regulations has generated some short-term uncertainty among utilities as to what they will be required to do to reduce mercury emissions and is impacting their ability to include mercury control costs in their rate bases. However, we believe that the likely result will be that either EPA will adopt stricter mercury emission control rules or Congress will enact new legislation requiring stricter mercury emission control within the next year or two.

In 2005, the EPA issued the Clean Air Interstate Rule (“CAIR”) to reduce emission of pollutants for power plants, such as sulfur dioxide and nitrogen oxides for mostly 28 eastern states. In July 2008, the U.S. Court of Appeals unanimously rejected CAIR. The vacatur of CAIR has placed additional pressure on States that adopted CAIR. The States were using CAIR to assist them in meeting federal requirements with particulate and ozone difficulties. Finally the power generators are faced with trying to recover costs for capital equipment that now has no regulatory driver.

We believe that the long-term growth of the MEC market for the electric utility industry will most likely depend on how industry chooses to respond to federal and state regulations. We anticipate this will create an even larger market for our mercury control products beyond 2010. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. DOE’s latest report issued in 2008 includes 110 existing and planned plant projects totaling 64GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) DOE- and industry-funded contracts mentioned above, (ii) mercury testing services, (iii) equipment sales and (iv) activated carbon sales to new and existing plants affected by the implementation of enacted regulations. State regulations and increasing numbers of consent decrees, which were unaffected by the invalidation of CAMR are the largest market driver for this part of our business. Although we expect this market to show steady growth over the next several years, we believe the most significant revenue growth will occur when final federal regulations or legislation impacts a significant portion of previously uncontrolled, existing boilers.

The market for our FGC chemicals and services has been declining over the last couple of years, and is expected to continue to decline in the near-term or at least until the recent uncertainty caused by the CAMR ruling has been eliminated. Prior to the CAMR ruling we were responding to inquiries about our product meeting the needs of the changing regulations in combination with mercury emissions. Although margins on these products are declining, they are typically higher than what we recognize for our present MEC sales and represent an important, but decreasing, contribution to our overall revenue and profit potential.

Thus far in 2008, we have signed contracts or orders to proceed for 6 ACI systems to be delivered in 2008 through 2009, bringing our total number of ACI systems installed or currently in process to 35. During the three and six months ended June 30, 2008 we recognized approximately $2.2 million and $4.6 million, respectively in revenue related to ACI systems sales. Unrecognized remaining revenue from ACI system contracts totaled approximately $11.4 million as of June 30, 2008 and is expected to be recognized from 2008 through 2010. We expect to realize approximately $4.7 million of that amount in the remaining six months of 2008. ACI systems are usually delivered from 12 to 16 months after the award, but may be in excess of 2 years for installations at new power plants. We expect the supply of ACI systems to be our dominant revenue source for 2008 and expect to bid on between 50 and 100 ACI systems through 2009 based upon current regulations. Given the uncertainties surrounding the recent court ruling and appeal concerning CAMR we are projecting that our revenues from sales of ACI systems will show little growth, if any over 2007.

We have been notified by DOE that our project, entitled ““Evaluation of Solid Sorbents as a Retrofit Technology for CO2 Capture from Coal-Fired Power Plants”“ has been selected for negotiations leading up to an award. We will be the prime contractor in what we expect to be an over $2 million dollar project with the DOE’s National Energy Technology Laboratory. In addition we have received commitment letters to contribute additional funding from several coal-fired power plants. The final scope of work and terms are to be worked out with DOE on the contract over the next two months. The technology is being designed to provide a means of reducing emissions of greenhouse gases from coal-fired boilers based around the use of solid sorbents. Most competing technologies use liquid solvents such as ammonia or amines to accomplish this task. We expect to begin recognizing revenue on this project starting in the fourth quarter of 2008.

We are continuing to commit resources to the development of a new “Greenfield” AC manufacturing facility. Previously, we had announced that in order to stay ahead of an expected billion dollar market, we had undertaken preliminary activities for the new facility including plant design, initial permitting, securing key lignite reserves, and third-party market analysis. Approved and funded activities completed in 2008 include: selection of a strategic partner; approval of an operating permit in Louisiana for the first two production lines; a $35 million contract award to supply treated AC; purchase of the land for our Louisiana site; development of an interim alternate AC supply program to process and sell AC into the market; the selection of an engineering, procurement and construction (“EPC”) company to perform work needed to build the plant; initial equipment orders; applications for environmental permitting for additional sites; and initial site development. We are continuing the process of specifying and sourcing key capital equipment, negotiating agreements to support facility operations, including feedstock supply, and negotiating long-term customer off-take contracts to satisfy the securitization requirements for project financing. We are currently closely monitoring expenditures pending confirmation of project costs, timetable and finalization of critical agreements, including supply agreements and financing, including funding from our intended strategic partner.

In April and May 2008, we received feedback from our EPC contractor concerning a likely acquisition of the firm by a much larger engineering and construction firm, which was completed in July, about potential cost increases and schedule delays. The cost increases were due to recent escalation in both labor and worldwide commodity prices. We are working with the EPC contractor to evaluate options to minimize both cost and schedule impacts. The process is likely to take some additional time before we can finalize a contract with firm fixed pricing and the guaranteed completion dates needed to secure project financing.

We anticipate finalizing definitive “all-in” capital costs, which are expected to be approximately $350 million in September 2008. We hope to commence site work in August 2008. The anticipated commencement of operation of the facility is expected to be in the first half of 2010.

We are planning to secure 60% of the financing, or what we expect will be approximately $210 million, through debt financing. We are working to support the senior project debt with off-take contracts for the AC that we will be supplying through both interim sources and the new production from the plant. We expect to put in place long-term take or pay off-take contracts for AC that will have a total contract value of approximately $250 million. In addition to the debt financing, we anticipate sourcing 40% of the expected project funding requirements through equity. Our financing plan is based on a strategic partner contributing 50% of this amount at the project level including a matching contribution of our internal project expenditures to-date and funds from additional equity financing at the ADA-ES corporate level.

We have selected a strategic partner and are now completing the detailed investment and operating agreements to define our relationship, which we now hope to finalize during the third quarter. The intended partner is well-capitalized and has significant contracting expertise and demonstrated success at developing large projects. The intended strategic partner has agreed in principal to provide the previously mentioned additional investment of up to approximately $40 million at the ADA corporate level through the purchase of convertible preferred shares to supplement our existing resources. In the near future, we intend to submit to our shareholders a request for their approval to issue these convertible preferred shares.

In order to supply early quantities of AC to the utility mercury control market, we acquired the assets of an AC processing facility and are finalizing the terms of a take or pay supply agreement to purchase AC beginning in 2008, with annual quantities expected to increase to over 20 million pounds during 2009 with additional amounts available for 2010. Initial capital expenditures were approximately $412,000 plus the purchase of existing AC inventory and a facility lease, which are capitalized on our balance sheet under Development Projects. From this facility we produced our first treated batch of AC and performed a full scale power plant test that achieved greater than 90% mercury removal. A number of additional tests are under way and others scheduled to allow clients to evaluate this product. Given the expected costs of the foreign carbons to be used as feedstock plus the transportation expenses in shipping AC from overseas, this business is expected to operate at significantly lower margins than the anticipated margins for the planned Greenfield manufacturing plant facility.

We are also developing a larger offsite processing facility that would operate prior to and then in conjunction with the planned AC production facility. We are currently procuring additional AC processing equipment to enable us to expand capacity to over 30 million pounds of AC per year.

In June 2008, we signed our first long-term contract to supply treated AC to assist Southern Company Services, Inc. (“Southern”) for reduction of mercury emissions to meet state regulations. The five year contract requires us to provide AC with expected deliveries to start in the third quarter of 2009 with anticipated revenue of approximately $35 million over the term of the contract. Upon notice to Southern we may provide AC from other sources for interim periods or if reasonably unforeseeable events cause a temporary outage or significant reduction at our Greenfield manufacturing facility. The contract also contains a one time option for Southern to increase AC quantities by up to 50% from their current commitments to provide AC for other plants within the Southern fleet. Under certain force majeure circumstances, Southern may reduce its minimum quantity obligations or terminate the agreement. The agreement is expressly contingent upon the financial close of debt financing for our Greenfield AC manufacturing facility prior to the end of 2008. If such financial closing does not occur by the end of 2008 the agreement can be terminated. We are continuing discussions with several other companies and negotiating significant long-term supply contracts for AC that we expect would provide sufficient cash flows to support the project debt structure.

Results of Operations – 2nd Quarter and YTD 2008 versus 2nd Quarter and YTD 2007

Revenues totaled $3.8 million and $7.9 million for the three and six months ended June 30, 2008, respectively versus $4.9 million and $8.8 million for the three and six months ended June 30, 2007, respectively, representing decreases of (22%) and (10%) for the quarter and year to date, respectively. We expect overall revenues for 2008 will show little growth, if any, over 2007. Revenues in our MEC segment for 2008 decreased for the second quarter and first six months by ($851,000) and ($580,000), respectively (18% and 7%), and FGC and other activities decreased by ($244,000) and ($416,000), respectively (73% and 68%) as compared to the same periods in 2007.

Revenues from the MEC segment for the six months ended June 30, 2008 were comprised of ACI systems (61%), government and industry-supported contracts (32%), and consulting services (7%), compared to 52%, 42% and 6%, respectively, in 2007. We had contracts in progress at quarter-end for supply of ACI systems with remaining revenue of approximately $11.4 million, and are expected to be recognized from 2008 through 2010. We expect to realize approximately $4.7 million of that amount in the remaining six months of 2008. As mentioned above CAMR issues have resulted in utilities delaying deliveries and installations up to 3 to 6 months and canceling purchases of ACI systems. Our ACI systems revenues were $2.2 million and $4.6 million for the three and six months ended June 30, 2008, representing a decrease of 9% and an increase of 9% compared to those same periods in 2007. However, despite the uncertainty being caused by the CAMR remand, we continue to anticipate growth in 2008 in the MEC segment to result primarily from an increasing number of retrofit ACI systems in response to mercury emission control legislation enacted by states.

Our DOE and industry mercury demonstration contract revenues totaled $1.0 million and $2.5 million for the three and six months ended June 30, 2008, representing a decrease of 48% and 29% compared to 2007. Based on the scope of work to be performed as of June 30, 2008, the expected remaining unearned revenue for DOE mercury related contracts was $1.9 million, of which $1.1 million is expected to be recognized in the remaining six months of 2008 (including cash contributions by other industry partners). We expect the DOE funding for mercury related projects to continue to decline or be eliminated, however we expect increased funding for CO2 technology from government and industry supported contracts will begin to replace that source of revenue for us beginning in late 2008 and continuing into 2011. As reported earlier future commitments on two of our DOE mercury contracts have not been made as of June 30, 2008 amounting to $600,000 and it is unclear whether the funds will be allocated and paid on the contracts. Those funds remain at risk pending DOE final decision and are not included in the amounts above. In addition, in 2008 we conducted independent industry sponsored demonstrations related to mercury and CO2 control that generated approximately $43,000 and $413,000, for the three months and six months ended June 30, respectively.

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

Revenues from consulting services included in the MEC segment totaled $480,000 and $545,000 for the three and six months ended June 30, 2008, representing an increase of 207% and 10% compared to 2007. This increase was primarily related to two new mercury control test programs that commenced in the second quarter of 2008.

FGC and other revenues for the three and six months ended June 30, 2008 decreased by $89,000 and $416,000 or 73% and 68%, respectively, due to fewer shipments of chemical to continuing customers and one customer not extending an equipment lease. We expect FGC and other revenues in 2008 to be lower than 2007. Demonstrations planned for 2008 have been delayed or cancelled due to the recent CAMR ruling and we are uncertain if these demonstrations will be conducted. Sales related to our ADA-249M product, which are recorded in the FGC and other segment also declined and were $36,000 and $67,000 for the six months ended June 30, 2008 and 2007, respectively.

Cost of revenues decreased by $1.0 million and $651,000 or 30% and 11% for the three and six months ended June 30, 2008, respectively from the same periods in 2007 primarily due to changes in our business mix, improved efficiency in our ACI system production, a decline in the amount of direct work being performed on DOE contracts and declining chemical sales. Gross margins were 38% and 35% for the three and six months ended June 30, 2008 respectively, as compared to 31% and 35% for the same periods in 2007. The increase in the gross margin for the quarter was a result of more industry supported contracts being performed than last year and the impact of cost saving measures related to the design and engineering of our ACI systems. For the near term, we expect the sales of mercury control systems to continue to represent an increasing source of revenues, for which the anticipated gross margins are lower than both of our specialty chemical sales and our DOE demonstration work that involves industry cost sharing. As a result, we expect the gross margin for fiscal year 2008 to approximately equal the 31% margin realized in fiscal year 2007.

Cost of revenues for the MEC segment decreased by $806,000 and $391,000 or 26% and 7% for the three and six months ended June 30, 2008, respectively, from the same periods in 2007, primarily from reduced amount of direct DOE work being performed, an increase in commercial consulting that generally has higher margins than the ACI systems sales and a decrease in outsourcing portions of our ACI systems. Enhanced design and engineering in our ACI system group has allowed us to adopt procedures to complete systems “in-house” at lower costs. Gross margins for this segment were 38% and 36% for the three and six months ended June 30, 2008 respectively, as compared to 32% and 36% for 2007. We are continuing our efforts to decrease costs and improve efficiencies to maintain acceptable margins from our ACI system sales. Competition in the ACI systems sales has required, and we expect may continue to require us to lower our margins to maintain our desired market share. In the short term, we anticipate our commercial mercury consulting services will increase and positively enhance our margins. Looking further ahead, we expect CO2 government and industry supported demonstration work and sales of activated carbon to also positively affect margins.

Cost of revenues for the FGC and other segment decreased by $214,000 and $260,000 or 72% and 60% for the three and six months ended June 30, 2008, respectively, from the same periods in 2007. Gross margins for this segment were 8% and 11% for the three and six months ended June 30, 2008 respectively, as compared to 11% and 29% for 2007. The decrease in gross margins from 2008 to 2007 is a result of increased costs related to the current joint venture activities of Clean Coal, a greater portion of FGC sales of a product we license from ARKAY Technologies, which carries a lower margin than historical FGC sales, and overall lower chemical sales. FGC and other revenues comprised 2% of total revenues for the six months ended June 30, 2008, compared to 7% for the six months ended June 30, 2007. The changes in the FGC segment profits for the six months ended June 30, 2008 from the six months ended June 30, 2007 are a result of the same factors mentioned above.

For the MEC segment we expect the sale of ACI systems to continue to represent an increasing source of revenues, for which the anticipated gross margins are lower than our contract R&D work. As a result and based on our expected revenue mix, we expect the gross margin for fiscal year 2008 to decline from the levels achieved for the six months ended June 30, 2008 to approximately equal gross margins realized in 2007.

General and administrative expenses increased by $268,000 and $301,000 or 22% and 11% to approximately $1.5 million and $3.0 million for the three and six months ended June 30, 2008, respectively, from the same periods in 2007. The dollar increase in the three months ended June 30, 2008 resulted primarily from increased administrative and overhead wage costs ($108,000), increased facilities and office costs ($56,000), wage related taxes and benefits ($51,000), increased legal fees ($43,000) and general costs ($15,000). The dollar increase in the six months ended June 30, 2008 resulted primarily from increased administrative wage costs ($230,000), wage related taxes and benefits ($142,000) and increased legal costs ($60,000) offset by a decrease in Sarbanes-Oxley (“SOx”) compliance costs and miscellaneous consulting costs of $125,000. We have been hiring personnel in response to the growth we have realized in the past and expect to achieve in 2008. Adequate resources of skilled labor have been and are expected to be available to meet anticipated needs.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Direct research and development expenses decreased by $187,000 and $308,000 or 95% and 96% for the three and six months ended June 30, 2008 as compared to 2007 as a result of a decrease in DOE contract activities. Future consolidated direct research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to grow at a rate of about 10% annually for the next several years. Of the amount incurred in the six months ended June 30, 2008, only $14,000 was directly related to DOE contracts as compared to $322,000 in the same period in 2007.

MEC segment profits increased by $167,000 and $71,000 or 18% and 4% for three and six months ended June 30, 2008, respectively from the same periods in 2007. The increase was primarily a result of higher margins on the remaining DOE contracts and ACI systems even with lower sales for the period. FGC and other segment losses increased by $5,000 and $65,000 or 5% and 72% for the three and six months ended June 30, 2008, respectively, from the same periods in 2007. The increases were primarily the result of lower margin chemical sales and decreasing segment revenues.

We had net interest and other income of $122,000 and $291,000 for the three and six months ended June 30, 2008, as compared to $268,000 and $534,000, respectively from the same periods in 2007. Interest and other income decreased in 2008 due to our increased funding commitments on our development projects and other activities, which has resulted in lower invested balances and lower interest rates.

Other income and expense includes our minority interest in the loss in Clean Coal, our joint venture with an affiliate of NexGen Resources Corporation, which is pursuing Refined Coal (“RC”) opportunities. The minority interest in the loss of Clean Coal amounted to $15,000 and $32,000 for the three and six months ended June 30, 2008. Our net operating loss for the period ended June 30, 2008 includes net costs of $160,000 related to our RC efforts and $65,000 loss of the joint venture. We incurred an additional $104,000 of expenses related to our direct Clean Coal joint venture activities in the six months ended June 30, 2008. If Clean Coal succeeds in obtaining approval for the Section 45 tax credits, NexGen has the right to maintain its 50% interest by paying us an additional $4.0 million, in eight quarterly payments of $500,000 each, beginning in the quarter Clean Coal receives such qualification. NexGen is not obligated to make those payments, but if it does not do so once Clean Coal has qualified for the Section 45 tax credits, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount of the $4.0 million that it elects not to pay, if any.

The income tax benefit for the six months ended June 30, 2008 represents our expected effective tax rate of approximately 46% for 2008, which is greater than the rate of 27% we recognized for the six months ended June 30, 2007. The change in effective rates is primarily the result of larger impact of R&D tax credits for six months ended June 30, 2008 as compared to the amount estimated for the six months ended June 30, 2007. Our income tax rate does not include any Section 45 tax credits from Clean Coal.

Unrealized loss, net of tax, on investments in debt and equity securities amounted to $60,000 and $181,000 for the three and six months ended June 30, 2008 as compared to an unrealized loss of $5,000 and $1,000 for the same periods in 2007. The losses recorded in 2008 and 2007 are the result of decreases in the market value of our equity investments.

Liquidity and Capital Resources

We had positive working capital of $7.1 million as of June 30, 2008, compared to working capital of $14.1 million at December 31, 2007. The decrease is a result primarily from our continued investment in our development projects and fluctuations in operating assets and liabilities in the normal course of business. In addition to working capital, we had long-term investments in securities, accounted for as “available-for-sale” investments, of approximately $2.8 million as of June 30, 2008 and December 31, 2007, respectively. We expect to use a portion of such investments and cash on hand to fund growth of the Company, which is expected to include development projects for AC production and may include expansion of product offerings and strategic acquisitions. We believe that existing and expected future working capital, will be sufficient to meet our anticipated operating needs in 2008. However, we cannot be certain that the positive operating cash flow that we have achieved thus far in 2008 will continue, and it is possible that we could be required to expend some of our current working capital to fund operations. Our plans for the anticipated future need for expanded AC production will require significant additional funding.

During the six months ended June 30, 2008, we expended an additional $6.4 million, bringing our total costs on our planned AC manufacturing facility to $15.3 million. We are continuing to pursue our plan to build a new AC manufacturing facility and related activities, which costs have been deferred and are classified on the balance sheet and included with Development Projects. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets and then subject to future impairment evaluations.

As noted above, we have embarked on an aggressive plan to build a new AC manufacturing facility, which we have estimated to have an all-in, total cost of approximately $350 million for a facility with one production line that will be capable of producing approximately 125 to 175 million pounds of AC per year. The selected EPC contractor is further updating both cost and schedule for the planned facility in light of increased costs and their recent acquisition noted above. The development plan includes enlisting the support of a strategic partner to participate in 50% of the equity-funded project development costs, which we expect will amount to approximately $140 million in total equity funding for the first facility with a single production line. We expect to provide the balance of the equity funding through contribution of project costs we have expended to date and funds from the sale of our equity securities. We hope to sign definitive agreements with our EPC contractor and strategic partner in the third quarter of 2008 and would expect the strategic partner to begin funding project costs at that time. We expect the balance of the project funding, which we currently estimate to be $210 million, to come from debt financing. We have no binding commitments from any person to provide financing at this time, and we are not certain whether the financing will be available to us as needed on acceptable terms. Our inability to achieve any one of what we currently see to be the “critical requirements” for the project would likely make it difficult for us to complete the project. We are currently funding the time-critical and essential project expenditures while working to confirm current cost estimates and schedule, and finalize of certain critical contracts for feedstock supply, engineering, procurement and construction and strategic partner participation.

Our principal source of liquidity is our existing working capital. We had a positive, albeit minor, operating cash flow for the six months ended June 30, 2008. This trend is expected to continue for the remainder of 2008. Any future positive operating cash flow is dependent upon the success in maintaining a significant share of the market for mercury control equipment, supplying AC to the market place by the end of 2008 and continuation of chemical sales and operations of FGC.

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of June 30, 2008 our trade receivables balance was $3.7 million which was offset by billings in excess of recognized income of $1.7 million or a net of $2.0 million as compared to a net of $3.5 million at December 31, 2007. Our trade receivables balance was lower at June 30, 2008 as compared to December 31, 2007, due to the nature and timing of our billing milestones for our ACI systems contracts.

Under our defined contribution and 401(k) pension plan, we match up to 7% (in 2008 as compared to 5% in prior years) of salary amounts deferred by employees in the Plan and may contribute certain other amounts as determined annually by our Board of Directors. During the six months ended June 30, 2008 and 2007, we recognized $99,000, net of forfeitures and $76,000, respectively, of matching expense. This expense is expected to amount to approximately $212,000 in 2008. In the past, we have also made discretionary awards to employees, a portion of which was contributed to the Plan. During the six months ended June 30, 2008 and 2007, we accrued approximately $97,000 and $46,000, respectively, for such payments based on results for the respective quarters.

We recorded a net current deferred tax asset of $233,000 and a long term deferred tax asset of $344,000 at June 30, 2008, as compared to net current deferred tax liabilities of ($117,000) and net long term deferred tax assets of $237,000 on December 31, 2007, respectively. We believe that it is more likely than not that our deferred tax assets will be realized in the future. The change is a result of estimated payments made during the first quarter, larger impact of R&D tax credits and additional anticipated tax benefit which we expect to arise from 2008 activities, excluding any Section 45 tax credits related to Clean Coal.

Cash flow provided by operations totaled $37,000 for the first six months of 2008 compared to a use of ($28,000) for the same period in 2007. Cash from operations in 2008 increased from 2007 primarily as a result in an increase in deferred revenues and other liabilities of $936,000, related to billings in excess of recognized income for our ACI system sales, and a decrease in our accounts receivable of $767,000, which were offset by a decrease in accounts payable of ($1.2) million. These changes in our operating assets and liabilities correspond to our overall change in mix and growth in business. In addition, adjustments related to our net loss of ($306,000) for non-cash operating activities included our deferred tax benefit of ($351,000), which was offset by the non-cash charges for depreciation and amortization of $237,000.

Net cash used in investing activities was $6.6 million for the first six months of 2008 compared to $2.6 million for the same period in 2007. The 2008 cash flow used represents amounts invested in our development activities to build an AC manufacturing facility of $6.4 million and other capital expenditures of $177,000. We expect this trend to continue as we move forward with development of our AC manufacturing facility.

No cash was provided or used in financing activities for the first six months of 2008 compared to cash provided of $167,000 for the same periods in 2007, of which $98,000 related to exercise of stock options and $69,000 was for a minority interest capital contribution. As mentioned above we expect to require additional debt and equity financing to support future anticipated growth, potential acquisitions and our plans to build AC manufacturing facilities.

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

Significant estimates are used in preparation of our financial statements and include (1) our allowance for doubtful accounts, which is based on historical experience; (2) our valuation and classification of investments as “available-for-sale” securities, which is based on estimated fair value; and (3) our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts. In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current carrying value of goodwill and other intangible assets of $2.3 million on the consolidated balance sheets. Management believes the carrying value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which could require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

Under certain contracts the Company may grant performance guarantees or equipment warranties for a specified period and the achievement of certain plant operating conditions. In the event the equipment fails to perform as specified, the Company is obligated to correct or replace the equipment. Estimated warranty costs are recorded at the time of sale based on current industry factors. The amount of the warranty liability accrued reflects our best estimate of expected future costs of honoring our obligations under the warranty section of each contract. We believe the accounting estimate related to warranty costs is a critical accounting estimate because: changes in it can materially affect net income; it requires us to forecast the amount of equipment that might fail to perform in the future and requires a large degree of judgment.

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

Effective January 1, 2006, we adopted SFAS No. 123R (revised), Share-Based Payment, or SFAS 123R, which requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. We use an implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. We use a historical volatility rate on our stock options. The fair value of our restricted stock is based on the closing market price of our common stock on the date of grant. If there are any modifications or cancellations of the underlying securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation costs will be increased by the additional unearned costs resulting from those additional grants or acquisitions.

Recently Issued Accounting Policies

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. Currently we have one level I asset which is available for sale securities and such amounts are reported at their fair market value. The impact of adoption of SFAS 157 had no material impact on our financial statements.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The impact of adoption of SFAS 159 had no material impact on our financial statements.

In June 2007, the FASB also ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The impact of adoption of EITF 07-3 had no material impact on our financial statements.

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

In December 2007, the FASB also issued SFAS 141 (revised 2007), “Business Combinations”, (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations we may pursue after its effective date. Under SFAS 141R, all acquisition costs are expensed as incurred.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under supervision of our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15 (e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information related to our financial statements are made known to them by others in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders.

The annual meeting of our shareholders was held on June 18, 2008. At the meeting, at which a quorum of the requisite number of shares under our bylaws for the conduct of business was present in person or by proxy, stockholders voted upon the following actions:

1.	Election of Directors	For	Withheld
	Mr. Caruso	4,125,994	222,492
	Dr. Durham	4,130,841	217,645
	Mr. Eaves	4,128,176	220,310
	Mr. Derek Johnson	4,124,766	223,720
	Mr. Ron Johnson	4,126,851	221,635
	Mr. Marcum	4,125,801	222,685
	Mr. McKinnies	4,109,506	238,980
	Mr. Smith	4,126,216	222,270
	Mr. Swanson	4,126,196	222,290

		For	Against	Abstained
2.	Proposal to ratify the selection of Ehrhardt Keefe Steiner & Hottman PC as the Company’s Independent Auditor for fiscal year ending December 31, 2008	4,283,824	21,045	43,617

Item 6. Exhibits

10.46	Agreement for the Purchase of Activated Carbon – Southern Company Services, Inc – June 5, 2008

(a)	Master Agreement for the Purchase of Activated Carbon

(b)	General Conditions of the Contract for the Purchase of Chemical and/or Gas Products

(c)	Special Supplemental Conditions Contract**

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc.
Registrant

Date: August 6, 2008	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: August 6, 2008	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

10.46	Agreement for the Purchase of Activated Carbon – Southern Company Services, Inc – June 5, 2008

(a)	Master Agreement for the Purchase of Activated Carbon

(b)	General Conditions of the Contract for the Purchase of Chemical and/or Gas Products

(c)	Special Supplemental Conditions Contract**

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment