Form 10-Q
period 2008-09-30
ADA-ES INC
filed 2008-11-07
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, no par value	6,749,136

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,552	$13,482
Trade receivables, net of allowance for doubtful accounts	5,064	4,449
Investments in securities	—	1,916
Prepaid expenses and other	1,046	282

Total current assets	19,662	20,129

PROPERTY AND EQUIPMENT, at cost	2,791	2,622
Less accumulated depreciation and amortization	(1,651)	(1,372)

Net property and equipment	1,140	1,250

GOODWILL, net of amortization	2,024	2,024
INTANGIBLE ASSETS, net of amortization	263	247
INVESTMENTS IN SECURITIES	—	2,841
DEVELOPMENT PROJECTS	21,760	8,159
OTHER ASSETS	373	256

TOTAL ASSETS	$45,222	$34,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,401	$4,285
Accrued payroll and related liabilities	823	603
Deferred revenue and accrued expenses	1,509	1,148

Total current liabilities	9,733	6,036

LONG-TERM LIABILITIES:
Accrued warranty and other	519	318

Total liabilities	10,252	6,354

MINORITY INTEREST	87	148

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 6,726,285 and 5,683,689 shares issued and outstanding	35,227	28,077
Accumulated other comprehensive income	—	198
(Accumulated deficit) retained earnings	(344)	129

Total stockholders’ equity	34,883	28,404

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,222	$34,906

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE:
Mercury emission control	$4,856	$5,144	$12,514	$13,382
Flue gas conditioning and other	177	457	369	1,065

Total revenues	5,033	5,601	12,883	14,447
COST OF REVENUES:
Mercury emission control	3,267	3,521	8,173	9,020
Flue gas conditioning and other	106	209	277	640

Total cost of revenues	3,373	3,730	8,450	9,660

GROSS MARGIN	1,660	1,871	4,433	4,787
OTHER COSTS AND EXPENSES:
General and administrative	1,635	1,419	4,592	4,075
Research and development	158	322	621	1,001
Depreciation and amortization	123	96	360	263

Total expenses	1,916	1,837	5,573	5,339

OPERATING INCOME (LOSS)	(256)	34	(1,140)	(552)
OTHER INCOME:
Minority interest in loss of consolidated subsidiary	19	34	51	129
Interest and other income	46	215	337	750

Total other income	65	249	388	879

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(191)	283	(752)	327
INCOME TAX BENEFIT (PROVISION)	24	(68)	279	(80)

NET INCOME (LOSS)	(167)	215	(473)	247
UNREALIZED GAINS (LOSSES) ON CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, net of tax	(17)	44	(198)	43

COMPREHENSIVE INCOME (LOSS)	$(184)	$259	$(671)	$290

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$(0.03)	$0.04	$(0.08)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,067	5,642	5,883	5,641

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	6,067	5,676	5,883	5,732

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2008 and 2007

(Amounts in thousands, except share data)

(Unaudited)

	COMMON STOCK		ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS (ACCUMULATED DEFICIT)	TOTAL
	SHARES	AMOUNT
BALANCES, January 1, 2007	5,635,137	$27,592	$167	$(118)	$27,641
Share-based payments	1,448	274	—	—	274
Issuance of stock on exercise of options	11,443	107	—	—	107
Unrealized holding gains on investments	—	—	69	—	69
Income tax effect	—	—	(26)	—	(26)
Net Income	—	—	—	247	247

BALANCES, September 30, 2007	5,648,028	$27,973	$210	$129	$28,312

BALANCES, January 1, 2008	5,683,689	$28,077	$198	$129	$28,404
Share-based payments	133,504	753	—	—	753
Issuance of stock for cash, net	909,092	6,397	—	—	6,397
Unrealized holding loss on investments	—	—	(283)	—	(283)
Investment reclassification adjustments to income	—	—	(31)	—	(31)
Income tax effect	—	—	116	—	116
Net Loss	—	—	—	(473)	(473)

BALANCES, September 30, 2008	6,726,285	$35,227	$—	$(344)	$34,883

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(473)	$247
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	360	263
Loss on asset dispositions and securities	225	9
Deferred tax (benefit) expense	(595)	80
Expenses paid with stock and stock options	109	274
Minority interest in loss of subsidiary	(51)	(129)
Changes in operating assets and liabilities:
Trade receivables, net	(615)	(2,230)
Prepaid expenses and other	(505)	69
Accounts payable	726	1,256
Accrued payroll and related liabilities	220	836
Deferred revenue and other	648	92

Net cash provided by operating activities	49	767

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment and other assets	(270)	(801)
Development project expenditures	(10,564)	(4,901)
Investment in securities	(682)	(2,970)
Proceeds from sale of securities and certificates of deposit	5,139	5,929

Net cash used in investing activities	(6,377)	(2,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority interest capital contribution	—	129
Issuance of common stock	7,001	—
Stock issuance costs	(603)	—
Exercise of stock options	—	107

Net cash provided by financing activities	6,398	236

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70	(1,740)
CASH AND CASH EQUIVALENTS, beginning of period	13,482	16,129

CASH AND CASH EQUIVALENTS, end of period	$13,552	$14,389

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash payment for taxes	$97	$219

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW FINANCING ACTIVITIES:
Accrued development project expenditures	$2,390	$477

Stock and stock options issued for services	$753	$274

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

(1)	Basis of Presentation

ADA-ES, Inc. (“ADA”) and its wholly owned subsidiaries, ADA Environmental Solutions, LLC (“ADA LLC”), Red River Environmental Products, LLC (“Red River”), Morton Environmental Products, LLC (“Morton”), Underwood Environmental Products, LLC (“Underwood), Crowfoot Supply Company, LLC (“Crowfoot Supply”) and its 50% joint venture interest in Clean Coal Solutions, LLC (“Clean Coal”), are collectively referred to as the Company. See our Note 12 below concerning transactions with Energy Capital Partners I, LP and its affiliated funds (“ECP”) that occurred on October 1, 2008. Our activated carbon manufacturing development activities including activities conducted with ECP and by Red River, Morton, Underwood and Crowfoot Supply comprise our “AC Supply Business”. Our Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. We generate a substantial part of our revenue from the supply of Activated Carbon Injection (“ACI”) systems and contracts co-funded by the government and industry. Our sales occur principally throughout the United States.

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

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)		(In thousands, except per share data)
NET INCOME (LOSS):	$(167)	$215	$(473)	$247

DETERMINATION OF SHARES:
Average common shares outstanding	6,067	5,642	5,883	5,641
Incremental common shares issuable:
Stock Options and awards	—	34	—	91

Diluted average common shares outstanding	6,067	5,676	5,883	5,732

Basic and Diluted earnings (loss) per common share	$(0.03)	$0.04	$(0.08)	$0.04

All outstanding stock options, see Note 5, to purchase shares of common stock were excluded for the three and nine months ended September 30, 2008, as their effect was anti-dilutive. For the three and nine months ended September 30, 2007, respectively, 146,550 and 19,900 outstanding stock options were excluded from the calculation, as their effect was anti-dilutive. See Note 5 below.

(3)	Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in years	As of September 30, 2008	As of December 31, 2007
	(In thousands)
Machinery and equipment	3-10	$2,030	$1,881
Leasehold improvements	3-7	504	504
Furniture and fixtures	3-7	257	237

		2,791	2,622
Less accumulated depreciation and amortization		(1,651)	(1,372)

Total property and equipment, net		$1,140	$1,250

Depreciation and amortization of property and equipment for the nine months ended September 30, 2008 and 2007 totaled $354,000 and $247,000, respectively.

(4)	Investments

During the quarter ended September 30, 2008, we liquidated all of our remaining investments and transferred the proceeds to our cash and cash equivalent accounts for near term-project needs. At December 31, 2007, our investments were classified as available-for-sale securities and were reported at their fair value and are summarized as follows:

	Unrealized Gain in Accumulated Other Comprehensive Income	Unrealized Loss in Accumulated Other Comprehensive Income	Fair Value
	(In thousands)
December 31, 2007
Common stock	$541	$(249)	$1,756
Debt securities	223	(201)	3,001

Total	$764	$(450)	$4,757

Less short-term portion			(1,916)

Long-term portion			$2,841

(5)	Share Based Compensation

During 2003, we adopted the 2003 ADA-ES, Inc. Stock Option Plan (the “2003 Plan”) and reserved 400,000 shares of Common Stock for issuance under the plan. In general, all options granted under the plan expire ten years from the date of grant unless otherwise specified by our Board of Directors. The exercise price of an option was determined by the compensation committee of the Board of Directors at the time the option was granted and was equal to 100% of the fair market value of a share of our Common Stock on the date the option was granted. This plan was cancelled and replaced by the 2007 Equity Incentive Plan described below, and as result, 148,506 shares of Common Stock originally reserved for issuance upon exercise of options grantable under the 2003 Plan were removed from the 2003 Plan. In 2007, 3,354 options were exercised and 5,500 options were forfeited. During 2008, 13,552 options were forfeited. As of September 30, 2008, 72,810 options remained outstanding and exercisable under this plan.

During 2004, we adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of 200,000 options to purchase shares of our Common Stock to executive officers, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a ten year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In 2007, the Board of Directors authorized the vesting of 17,258 options under this plan with a fair value of $35,000. In 2007, 7,057 previously vested options were exercised. As of September 30, 2008, 166,663 options remain outstanding of which 49,429 options were exercisable under this plan.

During 2004, we also adopted a plan (the “2004 Plan”) for the issuance of shares and the grant of options to purchase shares of Common Stock to our non-management directors. The 2004 Plan provided for the award of stock of 603 shares per individual non-management director or 4,221 shares in total, and the grant of options to purchase 5,000 shares of common stock per individual non-management director, or 35,000 in total, all of which were formally granted and issued in 2005 after approval of the 2004 Plan by our shareholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and vest over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. In 2007, 985 of such options were exercised and 4,015 of options were forfeited upon the death of a director. As of September 30, 2008, 13,333 options remained outstanding and exercisable under the 2004 Plan.

During 2005, we adopted the 2005 Directors’ Compensation Plan (the “2005 Plan”), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors in the form of awards of shares of Common Stock and options to purchase Common Stock for services performed. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price for options granted under the 2005 Plan is the market price on the date of grant, the shares of Common Stock underlying the option vest at a rate of no more than 1,667 shares per annual period per individual, and any unvested options that are outstanding at the date the individual is no longer a Director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. In April 2008, we issued 5,000 options to a new Board member. As of September 30, 2008, 20,000 options remain outstanding of which 10,000 options were vested and exercisable under the 2005 Plan.

Following is a table of option activity for the nine months ended September 30, 2008:

	Director & Employee Options	Non- Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2008	281,358	59,000	$10.45
Granted	5,000	—	$10.20
Exercised	—	—	—
Expired	(13,552)	—	$17.05

OPTIONS OUTSTANDING, September 30, 2008	272,806	59,000	$10.18

OPTIONS EXERCISABLE, September 30, 2008	145,572	59,000	$10.96

No options were exercised during the nine months ended September 30, 2008. The aggregate intrinsic value of options exercisable at September 30, 2008 was a loss of ($594,000) based on a market price of $8.06.

Stock options outstanding at September 30, 2008 are summarized in the table below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price
$2.80	11,665	$2.80	11,665	5.1	$2.80
$ 8.60 - $10.20	233,343	$8.93	111,109	5.6	$9.23
$13.80 - $15.20	86,798	$14.52	81,798	5.2	$14.48

	331,806	$10.18	204,572	5.4	$10.96

5,000 options were granted in the nine months ended September 30, 2008 to one director. The average fair value of the options granted in 2008 was approximately $4.37 per share, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected volatility	63%
Risk-free interest rate	2.2%
Expected life of options (in years)	3.0
Expected dividends	—

During 2007, we adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which replaced the 2003 Plan. The 2007 Plan authorizes the issuance to employees, directors and consultants of up to 660,000 shares of common stock, either as restricted stock grants or to underlie options to purchase shares of our common stock. Under the 2007 Plan, awards of stock (in the form of restricted stock or shares underlying stock options) are limited to not more than 30,000 shares per individual per year with a maximum of 10,000 shares grantable in any year to non-management directors. In general, all options granted under the 2007 Plan will expire ten years from the date of grant unless otherwise specified by our Board of Directors. The exercise price for options granted under the 2007 Plan will be the market price on the date of grant and the shares of common stock underlying the options will vest on the passage of specified times following the date of grant, the occurrence of one of more events, the satisfaction of performance criteria or other conditions specified by our Board of Directors.

During 2007 and 2008, the Board of Directors awarded restricted stock under the 2007 Plan. Under an ongoing program, all non-executive employees and certain officers were entitled to an award of restricted stock under the following conditions: (1) employees that had not received stock options upon commencement of employment received a restricted stock award based on a percentage of their starting salaries; (2) employees that had received stock options upon commencement of employment had the option to exchange any remaining stock options outstanding for a restricted stock award based on their starting salary; and (3) employees with five or more years of service received a restricted stock award based on a percent of their current annual salary. The purchase price for the restricted stock was $0.01 per share and the restricted stock vests over a five-year period on an annual basis. The stock based compensation related to the restricted stock awards is determined using the fair value of our stock on the date of grant. In October 2007, seven employees opted to exchange 42,700 outstanding options for 3,389 shares of restricted stock. The exchange did not result in any stock option modification costs. Unvested shares of restricted stock are subject to repurchase by us upon termination of employment. In December 2007, 5,000 shares of restricted stock were awarded to a new employee upon commencement of employment in addition to the normal award based on a percentage of the employee’s starting salary, which vest over a two-year period. In 2008, 125,165 shares of our restricted Common Stock were awarded to new and existing employees and a subcontractor. We awarded 6,510 shares of Common Stock and 110,043 shares of restricted Common Stock to employees and subcontractors for services relating to our “Greenfield” activated carbon (“AC”) manufacturing facility in Red River Parish, Louisiana (“the AC Facility”). The purchase price of the restricted Common Stock was $.01 per share and totaled $1,000. The stock based compensation related to the restricted stock award is based on the fair market value of a share of our Common Stock on the date of the award. During the nine months ended September 30, 2008, we recognized $753,000 of compensation costs related to the vesting of restricted stock, a portion of which was capitalized as part of development projects.

A summary of the status of the non-vested shares as of September 30, 2008 is presented below:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2008	26,673	$10.62
Granted	125,165	$8.66
Vested	(2,748)	$9.30
Repurchased	(3,983)	$11.11

Non-vested at September 30, 2008	145,107	$9.11

As of September 30, 2008, there was $531,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under our equity incentive plans. This cost is expected to be recognized over a five year period. The total fair value of shares underlying stock options and restricted stock which vested during the nine months ended September 30, 2008 and 2007 was $101,000 and $209,000, respectively.

(6)	Commitments and Contingencies

During the quarter ended September 30, 2008, we made guarantees and under took other obligations related to the development of our AC Facility and AC supply. No liabilities associated with such guarantees and obligations were recorded on our consolidated balance sheet as we do not expect such guarantees and obligations to be called upon.

Summaries of the guarantees and obligations related to our AC manufacture and supply activities as of September 30, 2008 are as follows:

AC Supply and Manufacture

•

We entered into a Carbon Supply Agreement with Winfield Industries for deliveries of AC from February 2009 through December 31, 2009. The contract provides for two, two-year extensions of the term if mutually agreeable terms for pricing and quantity, including escalation, are reached. We are obligated to purchase approximately 20 million pounds of AC in 2009 with additional amounts in 2010. Our minimum purchase obligation in 2009 is approximately $6.6 million. Our performance under the contract is subject to “Excuse Events,” including the failure of Winfield to deliver conforming AC to meet its obligations under the contract, material uncured defaults by Winfield, certain defined force majeure events, the sale of our AC processing facility or the facility becoming inoperable through no fault of ours. Our purchase obligations are to be equitably reduced to account for the Excuse Event, or excused without further liability on our part if the contract is terminated in its entirety. We assigned this agreement to Crowfoot Supply on October 1, 2008.

•

Red River entered into four separate Multiple Hearth Furnace (MHF) Contracts (“MHF Contracts”) with Industrial Furnace Company, Inc. (“IFCO”). The MHF Contracts provide for the “turn-key” manufacture, delivery, erection and commissioning of four multi-hearth furnaces (“MHFs”), together with related equipment and services, to be installed in our planned AC Facility. The total contract price for the four MHFs is estimated to be approximately $41 million, subject to adjustment under certain circumstances. Fixed payments plus reimbursable expenses will be due from Red River upon attainment of scheduled milestones, and are subject to customary retainage. Amounts due from Red River to IFCO prior to the earlier of “Financial Close for the Project” (consummation of financing for all anticipated costs of our AC Facility) or February 28, 2009, are capped at approximately $8 million. Red River may terminate the MHF Contracts for convenience at any time and would be liable for (a) reimbursable costs and amounts owing for achievement of milestones and progress payments to date, (b) reasonable and necessary cancellation charges incurred by IFCO in relation to our subcontractors, and (c) reasonably incurred actual costs of demobilization. IFCO has provided us with a limited performance bond to guarantee their performance, and ADA has provided IFCO with a “parent guaranty” to guarantee payment and other obligations under the MHF Contracts (the “IFCO Guaranty”). The IFCO Guaranty terminates upon the occurrence of Financial Close for the Project.

•

Red River entered into an Amended and Restated Engineering, Procurement and Construction Contract (“EPC Contract”) wherein it engaged BE&K Construction Company, LLC (“BE&K”) for the “turn-key” engineering, design, construction and other services for our AC Facility. The EPC Contract requires a total commitment of approximately $232.0 million. We have guaranteed all amounts owed by Red River under the EPC Contract (the “BE&K Guaranty”) and have a $6.6 million irrevocable letter of credit issued for BE&K’s benefit to assure payment of short-term amounts owing under the EPC Contract. We will be required to increase that letter of credit beginning on February 28, 2009 and at quarterly intervals thereafter if adequate third party financing is not then in place to cover amounts we owe in the event of a payment default under the contract. Although we can terminate the EPC Contract for convenience at any time, our responsibility under guaranties have given either BE&K or the bank issuing the letters of credit authorization to pay (a) the amount earned by BE&K under the contract through the effective date of termination, (b) cancellation charges to BE&K’s subcontractors, (c) other reasonable termination-related costs incurred by BE&K, (d) costs of demobilization, and (e) unreimbursed sales taxes paid by BE&K. These amounts could be substantial and may not be completely recoverable by us if we were to sell the AC Facility.

•

Red River entered into a Carbon Supply Agreement with Luminant Generation Company, LLC (“Luminant”) for it to supply treated AC to Luminant beginning in the first half of 2009, and ending on the earlier of December 31, 2014 or such time as Luminant has purchased their minimum AC commitment under the agreement. Luminant has committed to purchase a minimum quantity of AC on a “take or pay” basis over the initial term of the agreement, with the option to reduce such amounts on a going forward basis, if and when, we have sold over 400 million pounds of AC to. Luminant has the right to nearly double their purchase commitments under the agreement. Red River may initially deliver AC from alternate sources. Luminant may terminate the agreement if Red River fails to meet certain specified project development milestones or default in deliveries after commencing delivery from our planned AC Facility. If Luminant terminates the agreement as a result of Red River’s default on or before January 30, 2009, damages are capped at $1 million. If Luminant terminates the agreement for Red River’s default after January 30, 2009, but prior to commencement of delivery of AC from our AC Facility, damages can be awarded, up to a maximum of $10 million, through the first calendar quarter of 2010. Both parties are entitled to require specific performance of the other in limited circumstances when the cover remedies prove inadequate. Red River has the right to terminate the agreement up to December 31, 2008, in which case they would owe Luminant liquidated damages of $1 million, if Red River reasonably believes it cannot secure third party debt financing (“Financial Close”) for the planned AC Facility no later than January 30, 2009. The Financial Close deadline has a 30 day cure period.

•

ADA has guaranteed the obligations of Red River under the Carbon Supply Agreement with Luminant (the “Luminant Guaranty”). Red River is obligated to replace the Luminant Guaranty with a $1 million irrevocable letter of credit by no later than January 15, 2009 as security for the performance under the Agreement. No later than five business days after the third party debt financing portion for the AC Facility is obtained, each party is obligated to deliver to the other a $10 million standby, unconditional, irrevocable letter of credit to secure the obligations to the other party in the event of default. This $10 million letter of credit would replace ADA’s $1 million letter of credit.

ACI Systems

•

Under certain contracts to supply ACI systems, we may guarantee the performance of the associated equipment for a specified period to the owner of the power plant. We may also guarantee the achievement of a certain level of mercury removal based upon the injection of a specified quantity of a qualified AC at a specified rate given other plant operating conditions. In the event the equipment fails to perform as specified, we may have an obligation to correct or replace the equipment. In the event the level of mercury removal is not achieved, we may have a “make right” obligation within the contract limits. We assess the risks inherent in each applicable contract and accrue an amount that is based on estimated costs may be incurred over the performance period of the contract. Such costs are included in our accrued warranty and other liabilities in the accompanying balance sheets. Any warranty costs paid out in the future will be charged against the accrual. The adequacy of warranty accrual balances is assessed at least quarterly based on current facts and circumstances and adjustments are made as needed. The change in the carrying amount for our performance guarantees follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Beginning Balance	$418	$209	$309	$120
Performance guarantees accrued	98	23	225	112
Expenses paid	(3)	—	(21)	—

Ending Balance	$513	$232	$513	$232

•

In some cases, a performance bond may be purchased and held for the period of the warranty that can be used to satisfy the obligation. At September 30, 2008, we had a standby letter of credit for $80,000 related to an installation of an ACI system. This commitment was not recorded on our consolidated balance sheet as we do not expect the funds to be called upon under the letter of credit.

(7)	Stockholders’ Equity

On August 26, 2008, we entered into Subscription Agreements and privately sold 909,092 shares of our common stock to institutional accredited investors at a price of $7.70 per share, for a total offering price of $7.0 million. The net proceeds from the sales were $6.4 million. Our placement agent received a total cash fee of 4.5% of the gross proceeds of the offering as well as reimbursement for certain offering expenses. In addition, we paid an additional 2% commission to two other placement agents. This private placement was conducted in accordance with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The shares purchased in the offering are restricted securities that may not be resold unless they are registered under the Securities Act or an exemption from registration is available. A registration statement for the resale of such shares was filed in September 2008.

(8)	Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. Our policy is to reflect penalties and interest related to FIN 48 issues as part of income tax expense as they become applicable. At September 30, 2008, we had no unrecognized tax benefits that would impact our effective tax rate. We file income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2005 and Colorado state examinations for years before 2004.

(9)	Capitalized Development Costs

We are capitalizing all direct and identifiable incremental costs associated with our development efforts to build our AC Facility. As of September 30, 2008, such costs totaled $21.8 million, and are included in Development Projects on the accompanying consolidated balance sheets. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets. We anticipate “all-in” capital costs will be approximately $350 million. We started site work in August 2008. We expect the AC Facility to commence operations in the first half of 2010. The facility and related assets will be stated at cost. We expect depreciation on those assets to be based on the straight–line method and that such assets will have estimated useful lives ranging from 3 to 20 years. We anticipate that maintenance and repairs will be charged to operations as incurred once the AC Facility is operating. On October 1, 2008, we transferred the majority of development assets to the AC Joint Venture as our initial capital contribution (the “Initial Contribution”). See Note 12 below.

(10)	Business Segment Information

The following information relates to our two reportable segments: mercury emission control (“MEC”) and flue gas conditioning and other applications (“FGC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
REVENUE:
MEC	$4,856	$5,144	$12,514	$13,382
FGC	177	457	369	1,065

Total	$5,033	$5,601	$12,883	$14,447

SEGMENT PROFIT (LOSS):
MEC	$1,298	$1,207	$3,268	$3,106
FGC	(133)	397	(288)	307

Total	$1,165	$1,604	$2,980	$3,413

A reconciliation of the reported total segment profit to net income (loss) for the periods shown above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Total segment profit	$1,165	$1,604	$2,980	$3,413
Non-allocated general and administrative expenses	(1,298)	(1,474)	(3,760)	(3,702)
Depreciation and amortization	(123)	(96)	(360)	(263)
Interest, other income and deferred income tax (provision) benefit	89	181	667	799

Net income (loss)	$(167)	$215	$(473)	$247

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to any one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, audit fees, non-project specific legal fees and corporate governance expenses.

(11)	Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact of SFAS 162, but do not expect the adoption of this pronouncement will have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of FSP, but do not expect the adoption of this pronouncement will have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On December 31, 2007, we had one level I asset which was available for sale securities and such amounts were reported at their fair value. The adoption of SFAS 157 had no material impact on our financial statements.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 had no material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Upon adoption of SFAS No. 160, we expect to recharacterize any reportable minority interest as a noncontrolling interest and classify it as a component of equity in our consolidated financial statements. SFAS No. 160 is effective for fiscal years and fiscal quarters beginning on or after December 15, 2008. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In December 2007, the FASB also issued SFAS 141 (revised 2007), “Business Combinations”, (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will depend on the future business combinations we may pursue after its effective date. Under SFAS 141R, all acquisition costs are expensed as incurred.

(12)	Subsequent Event

On October 1, 2008, we entered into a Securities Purchase Agreement (the “SPA”) providing for the sale to ECP of 1,800,000 shares of Series A Convertible Preferred Stock and 1,800,000 shares of Series B Convertible Preferred Stock (the “Private Placement”).

On the same date, we also entered into the Joint Development Agreement (the “JDA”), a Limited Liability Company Agreement (“the LLC Agreement”) and other related agreements with ECP, for the purposes of funding and constructing our planned AC Facility and similar projects.

Under these agreements, we transferred the development assets and certain liabilities relating to the production, processing and supply of AC for the control of mercury emissions from coal-fired power plants (the “AC Supply Business”) to our wholly-owned subsidiaries Red River, Morton, Underwood and Crowfoot Supply and then transferred the equity in these subsidiaries and certain contracts, goodwill and intellectual property relating to the AC Supply Business to the AC Joint Venture as our $18.4 million Initial Contribution.

We and ECP each own 50% of the Joint Venture. We anticipate consolidating the Joint Venture under provisions of SFAS 94, “Consolidation of all Majority-Owned Subsidiaries”, and will treat ECP’s interest as a minority interest. Upon adoption of SFAS No. 160, we will recharacterize ECP’s minority interest as a non-controlling interest and classify it as a component of equity.

In addition to the JDA and LLC Agreement, we also entered into the following related agreements with the AC Joint Venture:

Master Services Agreement. Pursuant to a Master Services Agreement, we will provide certain accounting, administrative, oversight, insurance and other services to the AC Joint Venture at agreed-upon rates.

Intellectual Property License. Pursuant to an IP License Agreement, we have licensed to the AC Joint Venture all intellectual property that relates primarily to the AC Supply Business (that was not transferred to the AC Joint Venture under the JDA) or any application or use competitive with the control of mercury emissions from coal fired power plants (the “Field”) on an exclusive, perpetual, royalty-free basis and have provided certain rights of first refusal to the AC Joint Venture with respect to intellectual property relating to the Field we may develop in the future. Our intellectual property primarily relating to the AC Supply Business that was transferred to the AC Joint Venture and the assets we contributed to the AC Joint Venture are not part of the license.

We will be soliciting approval of our shareholders for the Private Placement pursuant to a definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”), which will contain additional information regarding the AC Joint Venture and the transactions between ECP and ADA-ES. We filed a preliminary Proxy Statement with the SEC on October 22, 2008. We expect to fund future capital contributions to the AC Joint Venture with funds from the Private Placement, working capital and, if deemed appropriate and subject to shareholder approval, additional sales of up to 1 million shares of our common stock. The AC Joint Venture has already signed AC sales contracts that, subject to certain conditions, could contribute up to $160 million in revenues through 2014.

The purchase price for the Series A Preferred is $9.37 per share or approximately $16.9 million in the aggregate. The purchase price for the Series B Preferred will be based on a discount to market prices 10 trading days before and 9 trading days after the date of the initiation of the second tranche of funding for the AC Joint Venture but, in any event, will not exceed $16.50 per share. The Private Placement is contingent upon approval of our shareholders no later than January 31, 2009, the closing of the debt financing necessary for the Project to move forward, no material adverse effect occurring prior to closing and other matters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words or phrases such as “anticipate,” “assume,” “believe,” “hope,” “expect,” “intend,” “plan,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	existing and expected future national and state environmental laws and regulations and their impact on our target markets;

(b)	rapid development of the mercury emission control market;

(c)	expected growth in the carbon dioxide control projects;

(d)	amounts and timing of future financial measures including revenues, expenses, gross margins, cash flows and financing needs;

(e)	the timing of completion of projects and future demonstrations;

(f)	the expected costs and timing for the development of and commencement of operations at our activated carbon (“AC”) Facility and offsite processing facility, including statements regarding project costs, equity and debt financing, participation of our strategic partner, availability of raw materials and facilities and securing long term customer contracts for delivery of AC;

(g)	our ability to meet a significant portion of the expected shortage in AC supply;

(h)	the appropriation of funds by Congress for DOE projects;

(i)	pending legal proceedings

(j)	availability of skilled personnel; and

(k)	the immateriality of any future adjustments to previously recognized revenue as a result of DOE audits.

The forward-looking statements included in this Report involve significant risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to: changing economic conditions and market demand for our products and services, changes in technology, availability of and demand for alternative energy sources, failure to satisfy performance guarantees, availability of adequate supplies of treatable carbon at reasonable prices to meet AC demand, the availability of federal funding to support our research and development work, changes in the costs and timing of construction of the planned AC Facility, failure to satisfy funding or other conditions in the equity financing agreements providing financing for the AC Facility, inability to sign or close acceptable definitive agreements for debt financing, coal supply or off-take agreements with respect to the AC Facility in a timely manner, our ability to secure necessary permits and other regulatory approvals, to negotiate and enter into ancillary agreements needed to allow us to finance, design and build the new AC plant and to obtain necessary raw materials to supply the plant, anticipated or unexpected changes in laws or regulations, competition, litigation, cost increases, results of demonstrations of ADA’s and other’s licensed technologies, operational difficulties, availability of skilled personnel and other risks related to the development, construction and placing into operation of the AC Facility, as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission (“SEC”), with particular emphasis on the risk factor disclosures contained in those filings. You are cautioned not to place undue reliance on the forward-looking statements made in this Report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

We develop and implement proprietary environmental technology and provide specialty chemicals to the coal-burning electric utility industry. Revenues are generated through (1) the supply of powdered activated carbon injection (“ACI”) systems, mercury measurement instrumentation and related services for the emerging mercury emission control (“MEC”) market, including projects that are co-funded by government (Department of Energy – “DOE”) and industry and (2) the sale of specialty chemicals and services for flue gas conditioning (“FGC”) and other applications. We have also begun research and development efforts in CO2 capture and control from coal-fired boilers, and we recently signed and commenced work on our first significant contract for this work which is scheduled to continue over at least the next two years. In addition, through a joint venture with Energy Capital Partners I, LP and its affiliated funds (“ECP”) we are developing a new AC Facility for the manufacture of AC for mercury control applications and are developing interim sources of AC to supply to utility customers until such time as the AC Facility is operational. We are also developing and marketing our refined coal technology through our Clean Coal joint venture with NexGen Refined Coal, LLC, an affiliate of NexGen Resources Corporation.

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

We expect the mercury control market to grow significantly with a new Federal rule, and the likelihood of such a rule increased on July 11, 2008 when the U.S. Court of Appeals unanimously rejected EPA’s Clean Air Interstate Rule (“CAIR”). Announced in 2005, the CAIR regulation required 28 mostly Eastern states to reduce SO2 and NOx emissions from power plants. The vacatur of CAIR creates difficulties for all parties involved: the environmentalists are concerned about public health issues related to continued higher levels of emissions of pollutants, the States are concerned because they have federal mandates to come into compliance with particulate and ozone requirements and their implementation plans were based upon control equipment being added because of CAIR; and finally the power generators are faced with trying to recover costs for capital equipment that now has no regulatory driver. Because of these issues, the vacaturs of both CAMR and CAIR have created a strong motivation for Congress to fix the problem through multi-pollutant legislation for SO2, NOx, and mercury. While federal regulation remains uncertain, the market remains strong in 14 states that have passed their own mercury control regulations, for new power plants and several Canadian provinces. We believe that the long-term growth of the MEC market for the electric utility industry will most likely depend on how industry chooses to respond to federal and state regulations. We anticipate this will create an even larger market for our mercury control products beyond 2010. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. DOE’s latest report issued in 2008 includes 110 existing and planned plant projects totaling 64 GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) equipment sales of ACI systems, (ii) mercury testing services, and (iii) AC sales to new and existing plants affected by the implementation of enacted regulations. State regulations and increasing numbers of consent decrees, which were unaffected by the invalidation of CAMR are the largest market driver for this part of our business. Although we expect this market to show steady growth over the next several years, we believe the most significant revenue growth will occur when final federal regulations or legislation impacts a significant portion of previously uncontrolled, existing boilers.

Thus far in 2008, we have signed contracts or orders to proceed for 6 ACI systems to be delivered in 2008 through 2009, bringing our total number of ACI systems installed or currently in process to 35. During the three and nine months ended September 30, 2008 we recognized approximately $3.1 million and $7.8 million, respectively in revenue related to ACI systems sales. Unrecognized remaining revenue from ACI system contracts totaled approximately $7.5 million as of September 30, 2008 which is expected to be recognized from 2008 through 2010. We expect to realize approximately $2.1 million of that amount in the remaining three months of 2008. ACI systems are usually delivered from 12 to 16 months after the award, but may be in excess of two years for installations at new power plants. We expect the supply of ACI systems to be our dominant revenue source for 2008 and expect to bid on between 30 and 40 ACI systems through 2009 based upon current regulations. Given the uncertainties surrounding the recent court rulings concerning CAMR we are projecting that our revenues from sales of ACI systems will show little growth, if any over 2007.

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

The DOE committed to provide us $2.0 million in funds for the purpose of executing our project, entitled “Evaluation of Solid Sorbents as a Retrofit Technology for CO2 Capture from Coal-Fired Power Plants” which commenced on October 1, 2008. In addition, several coal-fired power plants have provided letters of commitment to contribute approximately $1.2 million in additional funding for the project. We are designing this technology to provide a means of reducing emissions of greenhouse gases from coal-fired boilers based around the use of solid sorbents. Most competing technologies use liquid solvents such as ammonia or amines to accomplish this task.

To date, we have made significant progress in the development of our AC Facility to produce AC for the use in capturing mercury from coal-fired power plants. Previously, we had announced that in order to stay ahead of an expected billion dollar market, we had undertaken preliminary activities for the new AC Facility including plant design, engineering and initial permitting for the initial site development in Louisiana and for additional sites in North Dakota and third-party market analysis.

The following major milestones have been accomplished in 2008:

•

The Louisiana Department of Environmental Quality approved our permit to construct and operate a facility for the first two production lines capable of producing up to 350 million pounds per year of AC in Red River Parish in Northwest Louisiana. In addition, we purchased the land of the building site.

•

We entered into long-term customer off-take contracts with Luminant and another major utility to supply treated AC. The confirmed minimum volumes will result in total revenues for the initial terms of the contracts in excess of $160 million. The two five-year contracts require us to begin delivering AC upon written notice from the utilities. Early supply of AC will be provided by our interim supply program, described below, until mid-2010, when we expect the new AC Facility to commence operations. Both contracts provide for option periods in which the utilities could increase AC quantities, which could result in significant additional revenues.

•

We entered into a contract with BE&K Construction Company, an engineering, procurement and construction (“EPC”) company to perform work needed to build the first production line. Site work began in August 2008.

•

We entered into contracts with two critical suppliers to initiate the construction of the AC Facility. First, we entered into contracts for the purchase of four multiple-hearth furnaces, which are key components of the AC production process. Second, our EPC contractor entered into an agreement for the purchase of a boiler to generate steam for manufacturing AC. We believe that these contracts keep us on the critical path to maintain the schedule for the AC Facility to start producing AC mid-2010.

•

We formed a joint venture with ECP for the AC Supply Business. Pursuant to the LLC Agreement for the AC Joint Venture, ECP will provide, subject to certain conditions, the equity capital required to construct the first production line of the new AC Facility.

The AC Joint Venture is continuing the process of specifying and sourcing key capital equipment, negotiating agreements to support facility operations, including feedstock supply, and negotiating long-term customer off-take contracts to satisfy the securitization requirements for project financing. “All-in” capital costs for the AC Facility are anticipated to be approximately $350 million.

In order to supply early and interim quantities of AC to the utility mercury control market, we acquired from Winfield Industries the assets of an AC processing facility and entered into a take or pay Carbons Supply Agreement with Winfield to purchase AC beginning in 2008, with annual quantities expected to increase to over 20 million pounds during 2009 with additional amounts available for 2010. The AC processing facility and Carbon Supply Agreement were assigned to Crowfoot Supply in October 2008 under the JDA. Initial capital expenditures were approximately $412,000 plus the purchase of existing AC inventory and a processing facility lease, which are capitalized on our balance sheet under Development Projects. From this facility, we produced our first batch of treated AC and performed a full scale power plant test that achieved greater than 90% mercury removal. A number of additional tests are under way and others scheduled to allow clients to evaluate this product. Given the expected costs of the foreign carbons to be used for processing plus the transportation expenses in shipping AC from overseas, our AC Supply Business is expected to operate at significantly lower margins than the anticipated margins for the planned AC Facility. The AC Joint Venture is also developing a larger offsite processing facility that is expected to operate prior to and then in conjunction with the planned AC Facility. The AC Joint Venture is currently procuring additional AC processing equipment to enable us to expand capacity to over 30 million pounds of AC per year.

The AC Joint Venture is planning to secure 60% of the financing, or what we expect will be approximately $210 million, through debt financing. We are working to support the senior project debt with off-take contracts for the AC that we expect to supply through both interim sources and the new production from the plant. We hope to put in place long-term take or pay off-take contracts for AC that will have a total contract value of approximately $250 million, $160 million of which are in place. In addition to the debt financing, the AC Joint Venture is planning to fund 40% of the expected project requirements through equity. Our financing plan is based on the contribution by ECP of at least 50% of this amount at the project level including a matching contribution of our internal project expenditures to date under the LLC Agreement. We expect to fund future capital contributions to the AC Joint Venture with funds from additional equity financing at the ADA-ES corporate level under the SPA for the Private Placement working capital and, if deemed appropriate, funds from additional sales up to 1 million shares of our common stock.

We will be soliciting approval of our shareholders for the Private Placement and the issuance of up to 1 million additional shares of common stock pursuant to a definitive Proxy Statement to be filed with the SEC, which will contain additional information regarding the AC Joint Venture and the transactions between ECP and ADA-ES. We filed a preliminary Proxy Statement with the SEC on October 22, 2008.

Results of Operations – 3rd Quarter and YTD 2008 versus 3rd Quarter and YTD 2007

Revenues totaled $5.0 million and $12.9 million for the three and nine months ended September 30, 2008, respectively versus $5.6 million and $14.4 million for the three and nine months ended September 30, 2007, respectively, representing decreases of (10%) and (11%) for the quarter and year to date, respectively. We expect overall revenues for 2008 will show little growth, if any, over 2007. Revenues in our MEC segment for 2008 decreased for the third quarter and nine months by ($287,000) and ($868,000), respectively (6% for both periods), and FGC and other activities decreased by ($281,000) and ($696,000), respectively (61% and 65%) as compared to the same periods in 2007.

Revenues from the MEC segment for the nine months ended September 30, 2008 were comprised of ACI systems (62%), government and industry-supported contracts (27%), and consulting services (11%), compared to 51%, 41% and 8%, respectively, in 2007. We had contracts in progress at quarter-end for supply of ACI systems with remaining revenue of approximately $7.5 million, which is expected to be recognized from 2008 through 2010. We expect to realize approximately $2.1 million of that amount in the remaining three months of 2008. As mentioned above, CAMR issues have resulted in utilities delaying deliveries and installations up to 3 to 6 months and continuing to delay previously planned ACI systems from being awarded although activity in the third quarter has improved. Our ACI systems revenues were $3.1 million and $7.8 million for the three and nine months ended September 30, 2008, representing an increase of 25% and 15%, compared to those same periods in 2007. However, despite the uncertainty being caused by the CAMR remand, we anticipate our ACI systems revenue will continue to grow in 2008 primarily as a result of an increasing number of retrofit ACI systems in response to mercury emission control legislation enacted by states as evidenced by the significant increase in bid and proposal activity for ACI systems we saw in the third quarter.

Our DOE and industry mercury demonstration contract revenues totaled $1.0 million and $3.4 million for the three and nine months ended September 30, 2008, representing a decrease of 55% and 39% compared to 2007. Based on the scope of work to be performed as of September 30, 2008, the expected remaining unearned revenue for DOE related contracts was $4.4 million, of which $684,000 is expected to be recognized in the remaining three months of 2008 (including cash contributions by other industry partners). We expect the DOE funding for mercury related projects to continue to decline or be eliminated, however we expect increased funding for CO2 capture technology from government and industry supported contracts will begin to replace that source of revenue for us beginning in late 2008. As reported earlier future commitments on two of our DOE mercury contracts, amounting to $600,000 have not been made as of September 30, 2008 and it is unclear whether the funds will be allocated and paid on the contracts. Those funds remain at risk pending DOE final decision and are not included in the amounts above. In addition, in 2008 we conducted independent industry sponsored demonstrations related to mercury and CO2 control that generated approximately $211,000 and $594,000 in revenues, for the three and nine months ended September 30, 2008, respectively.

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

Revenues from consulting services included in the MEC segment totaled $798,000 and $1.3 million for the three and nine months ended September 30, 2008, representing an increase of 48% and 30% compared to 2007. This increase was primarily related to two new mercury control test programs that commenced in the second quarter of 2008.

FGC and other revenues for the three and nine months ended September 30, 2008 decreased by $281,000 and $696,000 or 61% and 65%, respectively, due to fewer shipments of chemical to continuing customers and one customer not extending an equipment lease. We expect FGC and other revenues in 2008 to be likewise lower than in 2007. Demonstrations planned for 2008 have been delayed or cancelled due to the recent CAMR ruling and we are uncertain if these demonstrations will be conducted. Sales related to our ADA-249M product, which are recorded in the FGC and other segment also declined and were $58,000 and $97,000 for the nine months ended September 30, 2008 and 2007, respectively.

Cost of revenues decreased by $357,000 and $1.2 million or 10% and 13% for the three and nine months ended September 30, 2008, respectively from the same periods in 2007 primarily due to changes in our business mix, a decline in the amount of direct work being performed on DOE contracts, and a decline in chemical sales, offset by improved efficiency in our ACI system production. Gross margins were 33% and 34% for the three and nine months ended September 30, 2008 respectively, as compared to 33% for both the periods in 2007. For the near term, we expect the sales of ACI systems to continue to represent an increasing source of revenues, for which the anticipated gross margins are lower than both of our specialty chemical sales and our DOE demonstration work that involves industry cost sharing. As a result, we expect the gross margin for fiscal year 2008 to approximately equal the 31% margin realized in fiscal year 2007.

Cost of revenues for the MEC segment decreased by $254,000 and $846,000 or 7% and 9% for the three and nine months ended September 30, 2008, respectively, from the same periods in 2007, primarily from reduced amount of direct DOE work being performed and a decrease in outsourcing portions of our ACI systems, offset by an increase in commercial consulting that generally has higher margins than the ACI systems sales. Enhanced design and engineering in our ACI system group has allowed us to adopt procedures to complete systems “in-house” at lower costs. Gross margins for the MEC segment were 33% and 35% for the three and nine months ended September 30, 2008 respectively, as compared to 32% and 33% for 2007. We are continuing our efforts to decrease costs and improve efficiencies to maintain acceptable margins from our ACI system sales. Competition in the ACI systems sales has required, and we expect may continue to require us to lower our margins to maintain our desired market share. In the short term, we anticipate our commercial mercury consulting services will increase and positively enhance our margins. Looking further ahead, we expect CO2 government and industry supported demonstration work and sales of AC to also positively affect margins.

Cost of revenues for the FGC and other segment decreased by $103,000 and $364,000 or 49% and 57% for the three and nine months ended September 30, 2008, respectively, from the same periods in 2007. Gross margins for this segment were 40% and 25% for the three and nine months ended September 30, 2008 respectively, as compared to 54% and 40% for 2007. The decrease in gross margins from 2008 to 2007 is a result of increased costs related to the current joint venture activities of Clean Coal, a greater portion of FGC sales of a product we license from ARKAY Technologies, which carries a lower margin than historical FGC sales, and overall lower chemical sales. FGC and other revenues comprised 3% of total revenues for the nine months ended September 30, 2008, compared to 7% for the nine months ended September 30, 2007. The changes in the FGC segment profits for the nine months ended September 30, 2008 from the nine months ended September 30, 2007 are a result of the same factors mentioned above.

For the MEC segment we expect the sale of ACI systems to continue to represent an increasing source of revenues, for which the anticipated gross margins are lower than our contract R&D work. As a result and based on our expected revenue mix, we expect the gross margin for fiscal year 2008 to decline from the levels achieved for the nine months ended September 30, 2008 to approximately equal gross margins realized in 2007.

General and administrative expenses increased by $216,000 and $517,000 or 15% and 13% to approximately $1.6 million and $4.6 million for the three and nine months ended September 30, 2008, respectively, from the same periods in 2007. The dollar increase in the three months ended September 30, 2008 resulted primarily from increased legal fees ($143,000) and from wage related taxes and benefits ($69,000). The dollar increase in the nine months ended September 30, 2008 resulted primarily from increased wage related taxes and benefits ($211,000) and increased legal costs ($203,000), increased administrative and overhead wage costs ($121,000), increased facilities and office costs ($106,000) which were offset by a decrease in Sarbanes-Oxley compliance costs and miscellaneous consulting costs of $113,000 because of our change in status to a smaller reporting company. We have been hiring personnel in response to the growth we have realized in the past and expect to achieve in 2008. Adequate resources of skilled labor have been and are expected to be available to meet anticipated needs.

The increasing legal costs are principally related to transactions in the AC Supply Business and a lawsuit filed against us by Norit Americas, Inc. (“Norit”). We expect continued increases in legal fees because of the actions filed against us by Norit and Calgon Carbon Corporation (“Calgon”), respectively. See Part II, Item 1 below. Responding to Norit’s or similar claims, whether or not they are ultimately found to have merit, will be time consuming and costly, adversely impact our ability to obtain funding for our planned AC Facility, cause development delays, require us to enter into royalty or license agreements, or require us to cease using technology that is determined to be the intellectual property of a third party. Royalty or license agreements may not be available on acceptable terms or at all.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Direct research and development expenses decreased by $164,000 and $380,000 or 51% and 38% for the three and nine months ended September 30, 2008 as compared to 2007 as a result of a decrease in DOE contract activities. Future consolidated direct research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to grow at a rate of about 10% annually for the next several years. Of the amount incurred in the nine months ended September 30, 2008, only $22,000 was directly related to DOE contracts as compared to $135,000 in the same period in 2007.

MEC segment profits increased by $91,000 and $162,000 or 8% and 5% for three and nine months ended September 30, 2008, respectively from the same periods in 2007. The increase was primarily a result of higher margins on the remaining DOE contracts and ACI systems even with lower sales for the period. For the three and nine months ended September 30, 2008, the FGC and other segment had losses of $133,000 and $288,000, respectively, compared to profits of $397,000 and $307,0000 for the same periods in 2007. The losses incurred in 2008 were primarily the result of lower margin chemical sales and decreasing segment revenues.

We had net interest and other income of $46,000 and $337,000 for the three and nine months ended September 30, 2008, as compared to $215,000 and $750,000, respectively from the same periods in 2007. Interest and other income decreased in 2008 due to our sale of investments in securities to fund our AC Supply Business and other activities and lower interest rates.

Other income and expense includes our minority interest in the loss in Clean Coal, our joint venture with an affiliate of NexGen Resources Corporation, which is pursuing Refined Coal opportunities. The minority interest in the loss of Clean Coal amounted to $19,000 and $51,000 for the three and nine months ended September 30, 2008. Our net operating loss for the period ended September 30, 2008 includes costs of $163,000 related to our RC efforts and $103,000 loss of the joint venture. If Clean Coal succeeds in obtaining approval of the Section 45 tax credits, NexGen has the right to maintain its 50% interest by paying us an additional $4.0 million, in eight quarterly payments of $500,000 each, beginning in the quarter Clean Coal receives such qualification. NexGen is not obligated to make those payments, but if it does not do so once Clean Coal has qualified for the Section 45 tax credits, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount of the $4.0 million that it elects not to pay, if any. In the Emergency Economic Stabilization Act of 2008, Congress included language on Section 45 which extended the qualification window for the tax credit to January 1, 2010 and eliminated the increased market value test for Refined Coal. We expect this legislation to positively impact Clean Coal’s efforts to obtain approval for the Section 45 tax credits.

The income tax benefit for the nine months ended September 30, 2008 represents our expected effective tax rate of approximately 37% for 2008, which is greater than the rate of 24% we recognized for the nine months ended September 30, 2007. The change in effective rates is primarily the result of larger impact of R&D tax credits for the nine months ended September 30, 2008 as compared to the amount for the nine months ended September 30, 2007. Our income tax rate does not include any Section 45 tax credits from Clean Coal.

Unrealized loss, net of tax, on investments in debt and equity securities amounted to $17,000 and $198,000 for the three and nine months ended September 30, 2008 as compared to an unrealized gain of $44,000 and $43,000 for the same periods in 2007. The losses recorded in 2008 are the result of decreases in the market value of our investments in securities recognized upon their sale.

Liquidity and Capital Resources

We had positive working capital of $9.9 million as of September 30, 2008, compared to working capital of $14.1 million at December 31, 2007. The decrease is a result primarily from our continued investment in the AC Supply Business and fluctuations in operating assets and liabilities in the normal course of business. In addition to working capital, we had long-term investments in securities, accounted for as “available-for-sale” investments, of approximately $2.8 million as of December 31, 2007. During 2008, we used such investments and cash on hand to fund the growth of the Company, including our AC Supply Business the expansion of product offerings and strategic acquisitions. We believe that existing and expected future working capital will be sufficient to meet our anticipated operating needs for the remainder of 2008. The AC Joint Venture will require significant additional funding.

During the nine months ended September 30, 2008, we expended an additional $10.6 million on our development activities for the AC Supply Business, bringing our total costs to $21.8 million. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets and then subject to future impairment evaluations. These are classified on our balance sheet as Development Projects.

As noted above, we have estimated that the all-in, total cost of one production line capable of producing approximately 125 to 175 million pounds of AC per year will be approximately $350 million and expect that $140 million of such cost will be funded through equity contributions to the AC Joint Venture pursuant to the LLC Agreement.

Our Initial Contribution to the AC Joint Venture was valued by the parties at $18.4 million and consisted of accumulated costs classified on our balance sheet as Development Projects as of September 30, 2008. ECP contributed $0.2 million to the AC Joint

Venture at the time of signing the LLC Agreement and is required to contribute an additional $16.8 million in cash in October. We and ECP have each committed to contribute a second tranche of $8.5 million in capital. We have contributed $1.4 million of this second tranche to date through the contribution of additional assets classified on our balance sheet as Development Projects, and ECP is required to match that funding in November. We are expected to fund the remaining $7.1 million in capital required under the LLC Agreement from our existing working capital. These contributions will be sufficient to fund the $34.0 million of commitments for the AC Joint Venture required in the fourth quarter of 2008 based on the current schedule for construction and development activities

ECP has committed to contribute the third tranche of capital up to 200% of the expected net proceeds of the Private Placement, in exchange for non-voting preferred equity in the AC Joint Venture, until the time that the Private Placement is completed. One-half of such preferred equity would bear a 12% preferred return. We expect gross proceeds of approximately $16.9 million from the sale of the Series A Preferred. We are not able to determine the purchase price for the Series B Preferred at this time as it will be based on a 10% discount to market prices of our common stock 10 trading days before and 9 trading days after the date of the initiation of the second tranche of funding for the AC Joint Venture (the “Pricing Date”), but will not exceed $16.50 per share. We are required to pay Credit Suisse Securities (USA) LLC, the placement agent, a gross spread in the amount equal to 6.0% of the gross proceeds we raise in the Private Placement plus $1.5 million and a monthly amount that accrues from July 1, 2008 in financial advisory fees. The Private Placement is contingent upon approval of our shareholders no later than January 31, 2009, the closing of the debt financing necessary for the Project to move forward, no material adverse effect occurring prior to closing and other matters.

We are required to contribute the net proceeds of the Private Placement and of any equity financing, asset sale or other transaction outside of the ordinary course of business (other than any debt financing) resulting in cash proceeds to us to the AC Joint Venture. Upon such contribution, an equal amount of ECP’s outstanding preferred equity bearing a 12% preferred return, plus the applicable 12% preferred return, would be redeemed and a matching amount of ECP’s preferred equity that does not bear a preferred return would be converted into ordinary capital contributions. We and ECP would then continue to contribute capital on a 50/50 basis under the third tranche until we have contributed all net proceeds of the Private Placement.

If at any time prior to the AC Joint Venture’s receipt of debt financing for the Project, ECP reasonably determines, based on negotiations with lenders, anticipated delays or additional capital requirements of the AC Joint Venture, that the Project will need equity financing beyond that contemplated for the first three tranches, ECP may notify the AC Joint Venture of the amount of equity financing it believes will be required (the “Fourth Tranche Amount”) and may irrevocably commit to fund all or any portion of the Fourth Tranche Amount. If ECP commits to fund less than the entire Fourth Tranche Amount, we may fund the balance.

As previously reported, the parties are not required to fund additional capital contributions if certain developmental milestones and other conditions are not satisfied, an adverse development that has a material adverse effect on the AC Joint Venture or any of its subsidiaries occurs, if the other party is in breach of the LLC Agreement or if the Purchase Agreement is terminated. If funding of the AC Joint Venture ceases, we and ECP may pursue a sale of the AC Joint Venture, dissolve the AC Joint Venture or buy out the other party’s interest in the AC Joint Venture.

We expect to fund future capital contributions to the AC Joint Venture with funds from the Private Placement, working capital and, if deemed appropriate and subject to shareholder approval, additional sales of up to 1 million shares of our common stock. We filed a preliminary Proxy Statement with the SEC on October 22, 2008 in connection with soliciting approval of our shareholders for the Private Placement and such additional sales of our common stock. The preliminary Proxy Statement contains additional information regarding the AC Joint Venture and transactions between ECP and ADA-ES.

We are working to obtain debt financing for the Project and expect to support the debt with long-term take-or-pay off-take contracts for the AC that the AC Joint Venture will be supplying through both interim sources and the new production from the AC Facility. The AC Joint Venture has already signed AC sales contracts that, subject to certain conditions, could contribute up to $160 million in revenues through 2014. We have no binding commitments from any person to provide debt or additional equity financing at this time, and we are not certain whether the financing will be available to us as needed on acceptable terms. Our inability to achieve any one of what we currently see to be the “critical requirements” for the AC Joint Venture would likely make it difficult for us to complete construction of the AC Facility. Depending upon the pricing of the Series B Preferred, we may have insufficient working capital to continue to maintain our 50% percentage interest in the AC Joint Venture. If our ownership interest is diluted, we would likely be unable to consolidate the financial results of the AC Joint Venture in our financial statements. If our ownership interest is diluted below 35%, we may lose voting and management rights in the AC Joint Venture.

Our principal source of liquidity is our existing working capital. We had a positive, albeit minor, operating cash flow for the nine months ended September 30, 2008. This trend is expected to continue for the remainder of 2008. Any future positive operating cash flow is dependent upon the success in maintaining a significant share of the market for mercury control equipment, supplying AC to the marketplace by the end of 2008 and continuation of chemical sales and operations of FGC. Included in our accounts payable at September 30, 2008 are accruals related to our AC Facility and its related activities in the amount of approximately $3.0 million which will be paid out of the cash contribution made to the AC Joint Venture by ECP mentioned above.

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of September 30, 2008 our trade receivables balance was $5.1 million which was offset by billings in excess of recognized income of $1.3 million or a net of $3.8 million as compared to a net of $3.7 million at December 31, 2007. Our trade receivables balance was higher at September 30, 2008 as compared to December 31, 2007, due to the nature and timing of our billing milestones for our ACI systems contracts.

Under our defined contribution and 401(k) pension plan, we match up to 7% (in 2008 as compared to 5% in prior years) of salary amounts deferred by employees in the Plan and may contribute certain other amounts as determined annually by our Board of Directors. During the nine months ended September 30, 2008 and 2007, we recognized $160,000, net of forfeitures and $121,000, respectively, of matching expense. This expense is expected to amount to approximately $226,000 in 2008. In the past, we have also made discretionary awards to employees, a portion of which was contributed to the Plan. During the nine months ended September 30, 2008 and 2007, we accrued approximately $82,000 and $69,000, respectively, for such payments based on results for the respective quarters. None of the amount accrued for 2008 is expected to be contributed to the plan.

We recorded a net current deferred tax asset of $259,000 and a long term deferred tax asset of $354,000 at September 30, 2008, as compared to net current deferred tax liabilities of ($117,000) and net long term deferred tax assets of $237,000 on December 31, 2007, respectively. We believe that it is more likely than not that our deferred tax assets will be realized in the future. The change is a result of our loss through September 30, 2008, estimated payments made during the first quarter, larger impact of R&D tax credits and additional anticipated tax benefit which we expect to arise from 2008 activities. Such amounts exclude any Section 45 tax credits related to Clean Coal.

Cash flow provided by operations totaled $49,000 for the nine months ended September 30, 2008 compared to $767,000 for the same period in 2007. Cash from operations in 2008 decreased from 2007 primarily as a result of an increase in deferred revenues and other liabilities of $648,000, related to billings in excess of recognized income for our ACI system sales, an increase in our accounts payable of $726,000 and an increase in our accrued payroll and related liabilities of $220,000, which were offset by a increase in accounts receivable of ($615,000) and increase in our prepaid expenses and other of ($505,000). These changes in our operating assets and liabilities correspond to our overall change in mix and growth in business. In addition, adjustments related to our net loss of ($473,000) for non-cash operating activities included our deferred tax benefit of ($595,000), which was offset by the non-cash charges for depreciation and amortization of $360,000 and losses on asset dispositions and securities of $225,000.

Net cash used in investing activities was $6.4 million for the nine months ended September 30, 2008 compared to $2.7 million for the same period in 2007. The 2008 cash used represents amounts invested in our development activities to build the AC Facility of $10.6 million and other capital expenditures of $270,000, which was offset by proceeds from the sale of securities and certificates of deposit of $5.1 million. The AC Joint Venture will fund the expected continued cash use for investing activities as we move forward with development of our AC Facility.

Net cash provided by financing activities was $6.4 million for the nine months ended September 30, 2008 compared to $236,000 for the same period in 2007. The 2008 cash provided by financing activities was the result of a sale of 909,092 shares of our common stock to three institutional investors at a price of $7.70 per share, for a total of $7.0 million, which was offset by $603,000 in placement fees and related costs. As mentioned above we expect to require additional debt and equity financing to support future anticipated growth, potential acquisitions and our AC Supply Business.

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

Capitalization of Development Costs – We are capitalizing all direct and identifiable incremental costs associated with our development efforts to build the AC Facility. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets and then subject to future depreciation expense and impairment evaluations.

Significant estimates are used in preparation of our financial statements and include (1) our allowance for doubtful accounts, which is based on historical experience; and (2) our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts. In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current carrying value of goodwill and other intangible assets of $2.3 million on the consolidated balance sheets. Management believes the carrying value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which could require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

Under certain contracts, we may grant performance guarantees and/or equipment warranties for a specified period and the achievement of certain plant operating conditions. In the event the equipment fails to perform as specified, we may be obligated to correct or replace the equipment. Estimated warranty costs are recorded at the time of sale based on current industry factors. The amount of the warranty liability accrued reflects our best estimate of expected future costs of honoring our obligations under the warranty section of each contract. We believe the accounting estimate related to warranty costs is a critical accounting estimate because: changes in it can materially affect net income; it requires us to forecast the amount of equipment that might fail to perform in the future and requires a large degree of judgment.

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

Recently Issued Accounting Policies

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact of SFAS 162, but do not expect the adoption of this pronouncement will have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of FSP, but do not expect the adoption of this pronouncement will have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On December 31, 2007, we had one level I asset which was available for sale securities and such amounts were reported at their fair value. The adoption of SFAS 157 had no material impact on our financial statements.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 had no material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Upon adoption of SFAS No. 160, we may recharacterize any minority interest as a noncontrolling interest and classify it as a component of equity in our consolidated financial statements. SFAS No. 160 is effective for fiscal years and fiscal quarters beginning on or after December 15, 2008. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In December 2007, the FASB also issued SFAS 141 (revised 2007), “Business Combinations”, (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will depend on the future business combinations we may pursue after its effective date. Under SFAS 141R, all acquisition costs are expensed as incurred.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 4, 2008, Norit which is an AC manufacturer with whom we have previously done business, filed a lawsuit against us and two of our employees (who were former employees of Norit) asserting claims for misappropriation of trade secrets and other claims, and seeking monetary damages and injunctive relief that seek to prevent us from using what they allege to be Norit trade secrets and other intellectual property involving the manufacture of AC. The case, captioned Norit Americas, Inc. v. ADA-ES, Inc., ADA Environmental Solutions, LLC, John Rectenwald, and Stephen Young, Cause No. 08-0673, was filed in the 71st Judicial District Court for Harrison County, Texas. The lawsuit is in the early stages of discovery and we intend to vigorously defend against the claims which management believes are without merit.

On September 29, 2008, Calgon filed a declaratory judgment action against us in the United States District Court for the Western District of Pennsylvania. The case, captioned as Calgon Carbon Corporation v. ADA-ES, Inc., concerns a March 20, 2007 Memorandum of Understanding (“MOU”) between Calgon and us providing that the parties would jointly market AC to the power industry, with Calgon supplying the AC and the Company leading the sales effort. The MOU provided that Calgon would pay us a commission on all sales of Calgon-produced AC resulting from the joint marketing effort. During the period the MOU was in place, our efforts resulted in Calgon’s AC undergoing testing, qualification and acceptance by various customers including Midwest Generation, an Illinois power company, to whom an AC supply bid was submitted. This bid resulted in an award of a $55 million AC contract for Calgon. The MOU specified that we would receive a 15% commission on sales resulting from the joint marketing effort, or $8.25 million, with respect to this contract. In the litigation, Calgon seeks a declaratory judgment that it has no obligation to pay us commissions for the Midwest Generation contract or for any other future sales after August 24, 2007, the date the MOU was terminated by Calgon. We filed a counterclaim against Calgon to recover the $8.25 million in commissions due from Calgon.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of ADA-ES (1)

3.2	Amended and Restated Bylaws of ADA-ES (2)

4.1	Form of Specimen Common Stock Certificate (3)

4.2	Registration Rights Agreement dated October 21, 2005 (4)

4.3	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 19, 2003 (5)

4.4	Standstill and Registration Rights Agreements dated August 3-6, 2004(6)

4.5	Registration Rights Agreement among ADA-ES, Inc., Perella Weinberg Partners Oasis Master Fund L.P., Black River Commodity Select Fund and Black River Small Capitalization Fund Ltd. dated August 26, 2008

10.38	Project Crowfoot Incentive Program, as amended and restated on August 13, 2008 and October 15, 2008**, ***

10.47	Carbon Supply Agreement between Winfield Industries, Inc and ADA-ES, Inc. August 6, 2008 (assigned to Crowfoot Supply Company, LLC on October 1, 2008)**

10.48	Promissory Note and Account Pledge Agreement for Colorado Business Bank Letter of Credit dated August 15, 2008

10.49	Carbon Supply Agreement between Red River Environmental Products, LLC and Luminant Generation Company, LLC dated September 3, 2008**

10.50	Multiple Hearth Furnace (MHF) Contract between Industrial Furnace Company, Inc and Red River Environmental Products, LLC dated September 5, 2008**

(a)	Unit 1- Project No. 65214-RFP No. EFH-101

(b)	Unit 2- Project No. 65214-RFP No. EFH-101

(c)	Unit 3- Project No. 65214-RFP No. EFH-101

(d)	Unit 4- Project No. 65214-RFP No. EFH-101

10.51	Amended and Restated Engineering, Procurement and Construction Agreement between Red River Environmental Products, LLC and BE&K Construction Company, LLC dated September 8, 2008**

10.52	Guaranty of ADA-ES, Inc. to BE&K Construction Company, LLC dated September 8, 2008 regarding Amended and Restated Engineering, Procurement and Construction Agreement

10.53	Securities Purchase Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B, LP and Energy Capital Partners I (TEF IP), LP dated October 1, 2008

10.54	Joint Development Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Crowfoot IP), LP dated October 1, 2008**

10.55	Limited Liability Company Agreement of Crowfoot Development, LLC dated October 1, 2008**

10.56	Intellectual Property License Agreement between ADA-ES, Inc. and Crowfoot Development, LLC dated October 1, 2008**

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
***	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).
(2)	Incorporated by reference to Exhibit 3.2 to the Form 8-K dated December 1, 2005 filed on December 5, 2005 (File No. 000-50216).
(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(5)	Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).
(6)	Incorporated by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc.
Registrant

Date: November 7, 2008	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: November 7, 2008	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of ADA-ES (1)

3.2	Amended and Restated Bylaws of ADA-ES (2)

4.1	Form of Specimen Common Stock Certificate (3)

4.2	Registration Rights Agreement dated October 21, 2005 (4)

4.3	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 19, 2003 (5)

4.4	Standstill and Registration Rights Agreements dated August 3-6, 2004(6)

4.5	Registration Rights Agreement among ADA-ES, Inc., Perella Weinberg Partners Oasis Master Fund L.P. ., Black River Commodity Select Fund and Black River Small Capitalization Fund Ltd. dated August 26, 2008

10.38	Project Crowfoot Incentive Program, as amended and restated on August 13, 2008 and October 15, 2008**, ***

10.47	Carbon Supply Agreement between Winfield Industries, Inc and ADA-ES, Inc. August 6, 2008 (assigned to Crowfoot Supply Company, LLC on October 1, 2008)**

10.48	Promissory Note and Account Pledge Agreement for Colorado Business Bank Letter of Credit dated August 15, 2008

10.49	Carbon Supply Agreement between Red River Environmental Products, LLC and Luminant Generation Company, LLC dated September 3, 2008**

10.50	Multiple Hearth Furnace (MHF) Contract between Industrial Furnace Company, Inc and Red River Environmental Products, LLC dated September 5, 2008**

(a) Unit 1- Project No. 65214-RFP No. EFH-101

(b) Unit 2- Project No. 65214-RFP No. EFH-101

(c) Unit 3- Project No. 65214-RFP No. EFH-101

(d) Unit 4- Project No. 65214-RFP No. EFH-101

10.51	Amended and Restated Engineering, Procurement and Construction Agreement between Red River Environmental Products, LLC and BE&K Construction Company, LLC dated September 8, 2008**

10.52	Guaranty of ADA-ES, Inc. to BE&K Construction Company, LLC dated September 8, 2008 regarding Amended and Restated Engineering, Procurement and Construction Agreement

10.53	Securities Purchase Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B, LP and Energy Capital Partners I (TEF IP), LP dated October 1, 2008

10.54	Joint Development Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Crowfoot IP), LP dated October 1, 2008**

10.55	Limited Liability Company Agreement of Crowfoot Development, LLC dated October 1, 2008**

10.56	Intellectual Property License Agreement between ADA-ES, Inc. and Crowfoot Development, LLC dated October 1, 2008**

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
***	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).
(2)	Incorporated by reference to Exhibit 3.2 to the Form 8-K dated December 1, 2005 filed on December 5, 2005 (File No. 000-50216).
(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(5)	Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).

(6)	Incorporated by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).