Form 10-Q/A
period 2008-09-30
ADA-ES INC
filed 2008-12-24
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, no par value	6,749,136

Item 6.	Exhibits

This Amendment No. 1 to the Form 10-Q for the quarterly period ended September 30, 2008 (originally filed on November 7, 2008), is filed for the sole purpose of filing a new copy of Exhibit 10.54. Amended Exhibit 10.54 addresses changes made pursuant to the Company’s request for confidential treatment of certain information in Exhibit 10.54. With the exception of Exhibit 10.54, the Exhibits are unchanged and copies of the Exhibits not incorporated by reference are attached to the Form 10-Q filed on November 7, 2008.

3.1	Amended and Restated Articles of Incorporation of ADA-ES (1)

3.2	Amended and Restated Bylaws of ADA-ES (2)

4.1	Form of Specimen Common Stock Certificate (3)

4.2	Registration Rights Agreement dated October 21, 2005 (4)

4.3	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 19, 2003 (5)

4.4	Standstill and Registration Rights Agreements dated August 3-6, 2004(6)

4.5	Registration Rights Agreement among ADA-ES, Inc., Perella Weinberg Partners Oasis Master Fund L.P., Black River Commodity Select Fund Ltd. and Black River Small Capitalization Fund Ltd. dated August 26, 2008 (5)

10.38	Project Crowfoot Incentive Program, as amended and restated on August 13, 2008 and October 15, 2008**, ***

10.47	Carbon Supply Agreement between Winfield Industries, Inc and ADA-ES, Inc. dated August 6, 2008 (assigned to Crowfoot Supply Company, LLC on October 1, 2008)**

10.48	Promissory Note and Account Pledge Agreement for Colorado Business Bank Letter of Credit dated August 15, 2008**

10.49	Carbon Supply Agreement between Red River Environmental Products, LLC and Luminant Generation Company, LLC dated September 3, 2008**

10.50	Multiple Hearth Furnace (MHF) Contract between Industrial Furnace Company, Inc and Red River Environmental Products, LLC dated September 5, 2008**

(a) Unit 1- Project No. 65214-RFP No. EFH-101

(b) Unit 2- Project No. 65214-RFP No. EFH-101

(c) Unit 3- Project No. 65214-RFP No. EFH-101

(d) Unit 4- Project No. 65214-RFP No. EFH-101

10.51	Amended and Restated Engineering, Procurement and Construction Agreement between Red River Environmental Products, LLC and BE&K Construction Company, LLC dated September 8, 2008**

10.52	Guaranty of ADA-ES, Inc. to BE&K Construction Company, LLC dated September 8, 2008 regarding Amended and Restated Engineering, Procurement and Construction Agreement**

10.53	Securities Purchase Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B, LP and Energy Capital Partners I (TEF IP), LP dated October 1, 2008**

10.54	Joint Development Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Crowfoot IP), LP dated October 1, 2008

10.55	Limited Liability Company Agreement of Crowfoot Development, LLC dated October 1, 2008**

10.56	Intellectual Property License Agreement between ADA-ES, Inc. and Crowfoot Development, LLC dated October 1, 2008**

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

***	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).

(2)	Incorporated by reference to Exhibit 3.2 to the Form 8-K dated December 1, 2005 filed on December 5, 2005 (File No. 000-50216).

(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).

(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).

(5)	Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).

(6)	Incorporated by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc. Registrant

Date: December 24, 2008	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: December 24, 2008	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of ADA-ES (1)

3.2	Amended and Restated Bylaws of ADA-ES (2)

4.1	Form of Specimen Common Stock Certificate (3)

4.2	Registration Rights Agreement dated October 21, 2005 (4)

4.3	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 19, 2003 (5)

4.4	Standstill and Registration Rights Agreements dated August 3-6, 2004(6)

4.5	Registration Rights Agreement among ADA-ES, Inc., Perella Weinberg Partners Oasis Master Fund L.P., Black River Commodity Select Fund Ltd. and Black River Small Capitalization Fund Ltd. dated August 26, 2008 (5)

10.38	Project Crowfoot Incentive Program, as amended and restated on August 13, 2008 and October 15, 2008**, ***

10.47	Carbon Supply Agreement between Winfield Industries, Inc and ADA-ES, Inc. dated August 6, 2008 (assigned to Crowfoot Supply Company, LLC on October 1, 2008)**

10.48	Promissory Note and Account Pledge Agreement for Colorado Business Bank Letter of Credit dated August 15, 2008**

10.49	Carbon Supply Agreement between Red River Environmental Products, LLC and Luminant Generation Company, LLC dated September 3, 2008**

10.50	Multiple Hearth Furnace (MHF) Contract between Industrial Furnace Company, Inc and Red River Environmental Products, LLC dated September 5, 2008**

(a) Unit 1- Project No. 65214-RFP No. EFH-101

(b) Unit 2- Project No. 65214-RFP No. EFH-101

(c) Unit 3- Project No. 65214-RFP No. EFH-101

(d) Unit 4- Project No. 65214-RFP No. EFH-101

10.51	Amended and Restated Engineering, Procurement and Construction Agreement between Red River Environmental Products, LLC and BE&K Construction Company, LLC dated September 8, 2008**

10.52	Guaranty of ADA-ES, Inc. to BE&K Construction Company, LLC dated September 8, 2008 regarding Amended and Restated Engineering, Procurement and Construction Agreement**

10.53	Securities Purchase Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B, LP and Energy Capital Partners I (TEF IP), LP dated October 1, 2008**

10.54	Joint Development Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Crowfoot IP), LP dated October 1, 2008

10.55	Limited Liability Company Agreement of Crowfoot Development, LLC dated October 1, 2008**

10.56	Intellectual Property License Agreement between ADA-ES, Inc. and Crowfoot Development, LLC dated October 1, 2008**

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

***	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).

(2)	Incorporated by reference to Exhibit 3.2 to the Form 8-K dated December 1, 2005 filed on December 5, 2005 (File No. 000-50216).

(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).

(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).

(5)	Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).

(6)	Incorporated by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).

3