Form 10-Q
period 2009-03-31
ADA-ES INC
filed 2009-05-14
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, no par value	6,930,327

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,378	$28,201
Trade receivables, net of allowance for doubtful accounts	6,345	6,017
Certificate of deposit	400	—
Inventory	960	787
Prepaid expenses and other	986	1,164

Total current assets	37,069	36,169

PROPERTY, PLANT AND EQUIPMENT, at cost	70,537	36,781
Less accumulated depreciation and amortization	(1,929)	(1,777)

Net property, plant and equipment	68,608	35,004

GOODWILL, net of amortization	435	435
INTANGIBLE ASSETS, net of amortization	246	256
DEVELOPMENT PROJECTS	3,164	1,878
OTHER ASSETS	1,890	1,400

TOTAL ASSETS	$111,412	$75,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,826	$14,639
Accrued payroll and related liabilities	721	985
Deferred revenue and accrued expenses	1,477	1,981

Total current liabilities	28,024	17,605

LONG-TERM LIABILITIES:
Accrued warranty and other	749	550

Total liabilities	28,773	18,155

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
ADA-ES, Inc. stockholders’ equity
Preferred stock; 50,000,000 shares authorized, none outstanding	—	—
Common stock; no par value, 50,000,000 shares authorized, 6,893,877 and 6,755,932 shares issued and outstanding	36,273	35,812
Accumulated deficit	(4,520)	(3,977)

Total ADA-ES, Inc. stockholders’ equity	31,753	31,835
Noncontrolling interests	50,886	25,152

TOTAL STOCKHOLDERS’ EQUITY	82,639	56,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,412	$75,142

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands)

(Unaudited)

	For the Quarter Ended March 31,
	2009	2008
REVENUE:
Mercury emission control	$4,790	$3,900
Flue gas conditioning and other	77	103

Total revenues	4,867	4,003
COST OF REVENUES:
Mercury emission control	2,768	2,595
Flue gas conditioning and other	55	89

Total cost of revenues	2,823	2,684

GROSS MARGIN	2,044	1,319

OTHER COSTS AND EXPENSES:
General and administrative	3,184	1,488
Research and development	218	234
Depreciation and amortization	157	118

Total expenses	3,559	1,840

OPERATING LOSS	(1,515)	(521)
OTHER INCOME
Interest and other income	33	175

LOSS BEFORE INCOME TAX PROVISION AND NONCONTROLLING INTERESTS	(1,482)	(346)
INCOME TAX BENEFIT	315	167

NET LOSS BEFORE NONCONTROLLING INTERESTS	(1,167)	(179)
Net loss attributable to noncontrolling interests	624	11

NET LOSS ATTRIBUTABLE TO ADA	(543)	(168)
UNREALIZED LOSSES ON CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, net of tax, attributable solely to ADA	—	(121)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ADA	$(543)	$(289)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED ATTRIBUTABLE TO ADA	$(0.08)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,869	5,687

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	6,869	5,687

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Quarter Ended March 31, 2009 and 2008

(Amounts in thousands, except share data)

(Unaudited)

	COMMON STOCK		ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS (ACCUMULATED DEFICIT)	TOTAL ADA-ES, INC. STOCKHOLDERS’ EQUITY	NONCONTROLLING INTERESTS	TOTAL EQUITY
	SHARES	AMOUNT
BALANCES, January 1, 2008	5,683,689	$28,077	$198	$129	$28,404	$148	$28,552
Stock-based compensation	107,093	174	—	—	174	—	174
Unrealized holding gains on investments	—	—	(192)	—	(192)	—	(192)
Income tax effect	—	—	71	—	71	—	71
Net loss	—	—	—	(168)	(168)	(11)	(179)

BALANCES, March 31, 2008	5,790,782	$28,251	$77	$(39)	$28,289	$137	$28,426

BALANCES, January 1, 2009	6,755,932	$35,812	$—	$(3,977)	$31,835	$25,152	$56,987
Stock-based compensation	137,945	461	—	—	461	—	461
Equity contributions	—	—	—	—	—	26,358	26,358
Net loss	—	—	—	(543)	(543)	(624)	(1,167)

BALANCES, March 31, 2009	6,893,877	$36,273	$—	$(4,520)	$31,753	$50,886	$82,639

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Quarter Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(543)	$(168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157	118
Loss on asset dispositions and securities	24	4
Deferred tax benefit	(316)	(262)
Expenses paid with stock and stock options	461	19
Noncontrolling interests in losses of subsidiaries	(624)	(11)
Changes in operating assets and liabilities:
Trade receivables, net	(328)	(2,564)
Inventory	(173)	—
Prepaid expenses and other	16	96
Accounts payable	(173)	460
Accrued expenses	(264)	24
Deferred revenue and other	(386)	1,418

Net cash used in operating activities	(2,149)	(866)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment and other assets	(23,623)	(2,398)
Investment in certificate of deposit	(400)	—
Investment in securities	—	(234)
Proceeds from sale of securities and certificates of deposit	—	233

Net cash used in investing activities	(24,023)	(2,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity investments in joint ventures by noncontrolling interest	26,358	—
Other financing agreement	(9)	—

Net cash provided by financing activities	26,349	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	177	(3,265)
CASH AND CASH EQUIVALENTS, beginning of period	28,201	13,482

CASH AND CASH EQUIVALENTS, end of period	$28,378	$10,217

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Accrued capital expenditures	$11,360	$1,532

Stock and stock options issued for services	$461	$174

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009

(1)	Basis of Presentation

ADA-ES, Inc. (“ADA”) and its wholly-owned subsidiary, ADA Environmental Solutions, LLC (“ADA LLC”), its 50% joint venture interest in ADA Carbon Solutions, LLC (“Carbon Solutions”), and its 50% joint venture interest in Clean Coal Solutions, LLC (“Clean Coal”), are collectively referred to as the “Company.” Carbon Solutions includes its wholly-owned subsidiaries of Red River Environmental Products, LLC (“Red River”), Five Forks Mining, LLC (“Five Forks”), Morton Environmental Products, LLC (“Morton”), Underwood Environmental Products, LLC (“Underwood”), and Crowfoot Supply Company, LLC (“Crowfoot Supply”). Our Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. Our activated carbon (“AC”) manufacturing development activities including activities conducted by Carbon Solutions, Five Forks, Red River, Morton, Underwood and Crowfoot Supply comprise our “AC Supply Business” and collectively they are the “AC Supply Companies.” Our Company generates a substantial part of its revenue from the supply of Activated Carbon Injection (“ACI”) Systems and contracts co-funded by the government and industry. Our sales occur principally throughout the United States.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial statements of ADA and its subsidiaries, ADA LLC, Carbon Solutions, and Clean Coal. We have eliminated all significant intercompany balances and transactions in consolidation.

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

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

All outstanding stock options (see Note 5) to purchase shares of common stock for the quarters ended March 31, 2009 and 2008 were excluded from the calculation of diluted shares as their effect is anti-dilutive.

(3)	Inventory

Inventories consist of:

	As of March 31, 2009	As of December 31, 2008
	(In thousands)
Inventory for sale	$951	$774
Chemicals	6	10
ACI parts	3	3

Total inventory	$960	$787

(4)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at the dates indicated:

	Life in years	As of March 31, 2009	As of December 31, 2008
		(In thousands)
Construction in process	—	$65,814	$32,552
Land	—	632	485
Machinery and equipment	3-10	3,169	2,896
Leasehold improvements	1.5	504	504
Furniture and fixtures	3-7	418	344

		70,537	36,781
Less accumulated depreciation and amortization		(1,929)	(1,777)

Total property, plant and equipment, net		$68,608	$35,004

Depreciation and amortization of property, plant and equipment for the quarters ended March 31, 2009 and 2008 was $155,000 and $113,000, respectively.

(5)	Share Based Compensation

During 2003, the Company adopted the 2003 ADA-ES, Inc. Stock Option Plan and reserved 400,000 shares of Common Stock for issuance under the plan. In general, all options granted under the plan expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price of an option was determined by the compensation committee of the Board of Directors at the time the option was granted and was equal to 100% of the fair market value of a share of our Common Stock on the date the option is granted. This plan was cancelled and replaced by the 2007 Equity Incentive Plan described below, and as a result, 148,506 shares of Common Stock originally reserved for issuance upon exercise of options grantable under the 2003 Plan were removed from the 2003 Plan. During 2008, 13,552 options were forfeited. As of March 31, 2009, 72,810 options remained outstanding and exercisable under this plan.

During 2004, the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company’s Common Stock to executive officers of the Company, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a ten year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In January 2009, the Board of Directors authorized the vesting of the remaining unvested options totaling 117,234 under this plan with a fair value of $236,000. As of March 31, 2009, 166,663 options remain outstanding and exercisable under this plan.

During 2004, the Company adopted a plan (the “2004 Plan”) for the issuance of shares and the grant of options to purchase shares of the Company’s Common Stock to the Company’s non-management directors. The 2004 Plan provided for the grant of options to purchase 5,000 shares of common stock per individual non-management director, or 35,000 in total, all of which were formally granted in 2005 after approval of the 2004 Plan by the Company’s shareholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and vested over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. As of March 31, 2009, 13,333 options were outstanding and exercisable under the 2004 Plan.

During 2005, the Company adopted the 2005 Directors’ Compensation Plan (the “2005 Plan”), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of the Company’s Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors of the Company in the form of awards of shares of Common Stock and options to purchase Common Stock of the Company for services performed for the Company. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price for options granted under the

2005 Plan will be the market price on the date of grant, the shares of Common Stock underlying the option will vest at a rate of no more than 1,667 shares per annual period per individual, and any unvested options that are outstanding at the date the individual is no longer a director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. As of March 31, 2009, 20,000 options remain outstanding all of which were vested and exercisable under this plan.

Following is a table of options activity for the quarter ended March 31, 2009:

	Director & Employee Options	Non- Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2009	272,806	9,000	$10.21
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

OPTIONS OUTSTANDING, March 31, 2009	272,806	9,000	$10.21

OPTIONS EXERCISABLE, March 31, 2009	272,806	9,000	$10.21

No options were exercised during the quarter ended March 31, 2009. The aggregate intrinsic value of options exercisable at March 31, 2009 was a loss of $2.1 million based on a market price of $2.61.

Stock options outstanding at March 31, 2009 are summarized in the table below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price
$2.80	11,665	$2.80	11,665	4.6	$2.80
$8.60 - $10.00	183,343	$8.64	183,343	6.6	$8.64
$13.80 - $15.20	86,798	$14.52	86,798	4.7	$14.52

	281,806	$10.21	281,806	5.9	$10.21

No options were granted in the first quarter of either 2009 or 2008.

During 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which replaces the 2003 Plan. The 2007 Plan authorizes the issuance to employees, directors and consultants of up to 675,593 shares of common stock, either as restricted stock grants or to underlie options to purchase shares of the Company’s common stock. Under the 2007 Plan, awards of stock (in the form of restricted stock or shares underlying stock options) are limited to not more than 30,000 shares per individual per year with a maximum of 10,000 shares grantable in any year to non-management directors. In general, all options granted under the 2007 Plan will expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price for options granted under the 2007 Plan will be the market price on the date of grant and the shares of common stock underlying the option will vest on the passage of specified times following the date of grant, the occurrence of one of more events, the satisfaction of performance criteria or other conditions specified by the Company’s Board of Directors.

During 2008 and thus far in 2009, the Board of Directors awarded restricted stock under the 2007 Plan. All non-executive employees and certain officers were entitled to an award of restricted stock under the following conditions: (1) employees that had not received stock options upon commencement of employment received a restricted stock award based on a percentage of their starting salaries; (2) employees that had received stock options upon commencement of employment had the option to exchange any remaining stock options outstanding for a restricted stock award based on their starting salary; and (3) employees with five or more years of service received a restricted stock award based on a percent of their current annual salary. The purchase price for restricted stock is $0.01 per share and the restricted stock vests over a five-year period on an annual basis. Unvested shares of restricted stock are subject to repurchase by the Company upon termination of employment with the Company. The stock based compensation related to the restricted stock award is based on the fair market value of a share of our Common Stock on the date of the award. In the first quarter of 2009, 1,443 shares of restricted stock (net of a forfeiture) were issued to new and five year anniversary employees, 47,688 of restricted stock were issued under incentive programs for which the shares were previously reserved for and 88,814 shares of stock were issued as compensation to employees, officers, and directors for services rendered to the Company. During the quarter ended March 31, 2009, the Company recognized $117,000 of compensation costs related to the vesting of restricted stock and $344,000 related to the issuance of stock.

A summary of the status of the non-vested shares as of March 31, 2009 is presented below:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2009	110,786	$8.82
Granted	49,604	5.89
Vested	—	—
Forfeited	(473)	8.67

Non-vested at March 31, 2009	159,917	$7.44

As of March 31, 2009, there was $271,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. This cost is expected to be recognized over a five year period. The total fair value of shares underlying stock options which vested during the quarters ended March 31, 2009 and 2008 was $-0- and $7,000, respectively.

(6)	Stockholders’ Equity

On January 1, 2009, we adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” Accordingly, amounts attributable to minority interests in subsidiaries are now recognized as noncontrolling interests. Historically presented financial statements have been restated to reflect this change.

The Consolidated Statements of Changes in Stockholders’ Equity now provides for presentation of noncontrolling interests. The changes are presented in aggregate of all noncontrolling interests. Components of noncontrolling interests are as follows:

	Clean Coal	Carbon Solutions	Total
	(In thousands)
Balances, January 1, 2008	$148	$—	$148
Net loss attributable to noncontrolling interest	(11)	—	(11)

Balances, March 31, 2008	$137	$—	$137

Balances, January 1, 2009	$192	$24,960	$25,152
Preferred equity contributions	—	26,358	26,358
Net loss attributable to noncontrolling interests	(11)	(613)	(624)

Balances, March 31, 2009	$181	$50,705	$50,886

(7)	Capitalized Development Costs

We are capitalizing certain direct and identifiable incremental costs associated with our development efforts for our AC Supply Business. As of March 31, 2009, such costs totaled $3.2 million, and are included in Development Projects on the accompanying consolidated balance sheets. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets.

(8)	Commitments and Contingencies

Under certain contracts to supply ACI systems, we may grant performance guarantees to the owner of the power plants that guarantee the performance of the associated equipment for a specified period. We may also guarantee the achievement of a certain level of mercury removal based upon the injection of a specified quantity of a qualified AC at a specified rate given other plant operating conditions. In the event the equipment fails to perform as specified, the Company is obligated to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company may have a “make right” obligation within the contract limits. The Company assesses the risks inherent in each applicable contract and accrues an estimate that is based on costs incurred over the performance period of the contract. In some cases a performance bond may be purchased and held for the period of the warranty that can be used to satisfy the obligation. Such costs are included in our accrued warranty and other liabilities in the accompanying balance sheets. Any warranty costs paid out in the future will be charged against the accrual. The adequacy of warranty accrual balances is assessed at least quarterly based on current facts and circumstances and adjustments are made as needed. The change in the carrying amount for our equipment warranties and performance guarantees follows:

	2009	2008
	(In thousands)
Balance as of January 1	$546	$309
Equipment warranty and performance guarantees accrued	14	77
Expenses paid	(4)	(17)

Balance as of March 31	$556	$369

In some cases, a performance bond may be purchased and held for the period of the warranty that can be used to satisfy the obligation. At March 31, 2009, we had a standby letter of credit for $80,000 related to an installation of an ACI system. This commitment was not recorded on our consolidated balance sheet as we do not expect the funds to be called upon under the letter of credit.

In 2008, ADA made certain guaranties and undertook other obligations related to our AC Supply Business. No liabilities associated with such guaranties and obligations were recorded on our consolidated balance sheet as we do not expect such guaranties and obligations to be called upon.

Summaries of the guaranties and obligations related to the AC Supply Business as of March 31, 2009 are as follows:

ADA engaged an independent project development consultant (the “AC Consultant”), to oversee the development and construction of the “Greenfield” activated carbon manufacturing facility (the “AC Facility”) in Coushatta, Red River Parish, Louisiana on our behalf. The contract with the AC Consultant was assigned to Carbon Solutions pursuant to the Joint Development Agreement (“JDA”) between ADA and Energy Capital Partners I, LP and its affiliated funds (“ECP”). The contract provides for fixed monthly compensation, with incentive payments on the attainment of certain milestones, which may include amounts based on revenues from the planned facility. Carbon Solutions can terminate the agreement with the AC Consultant on 30 days notice for convenience, and for cause on 10 days notice, with cure rights to correct any default within 30 days. If termination is for convenience, the AC Consultant is entitled to receive all monthly fees earned prior to termination and any milestone payments for milestones achieved on the project, if ever and if any.

ADA entered into a Carbon Supply Agreement with an unrelated supplier (the “AC Supplier”) for deliveries of AC from February 2009 through December 31, 2009. The contract provides for two, two-year extensions of the term if mutually agreeable terms for pricing and quantity, including escalation, are reached. Under the JDA, ADA assigned this agreement to Carbon Solutions’ subsidiary, Crowfoot Supply. Crowfoot Supply is obligated to purchase approximately 14 million pounds of AC in 2009 with additional amounts available in 2010. Crowfoot Supply’s performance under the contract is subject to “Excuse Events,” including the failure of AC Supplier to deliver conforming AC to meet its obligations under the contract, material uncured defaults by AC Supplier, certain defined force majeure events, the sale of the AC processing facility or the facility becoming inoperable through no fault of ours. Crowfoot Supply’s purchase obligations are to be equitably reduced to account for the Excuse Event, or excused without further liability on our part if the contract is terminated in its entirety.

In 2008, Red River entered into four separate Multiple Hearth Furnace Contracts (the “MHF Contracts”) with an independent equipment supplier (the “MHF Supplier”). The MHF Contracts provide for the “turn-key” manufacture, delivery, erection and commissioning of four multi-hearth furnaces (“MHFs”), together with related equipment and services, to be installed in the AC Facility. The total contract price for the four MHFs is estimated to be approximately $41 million, subject to adjustment under certain circumstances. Fixed payments plus reimbursable expenses will be due from Red River upon attainment of scheduled milestones, and are subject to customary retainage. Amounts due from Red River to the MHF Supplier prior to February 28, 2009 were capped at approximately 45% of the contract price. Red River may terminate the MHF Contracts for convenience at any time and would be liable for (a) reimbursable costs and amounts owing for achievement of milestones and progress payments to date, (b) reasonable and necessary cancellation charges incurred by the MHF Supplier in relation to its subcontractors, and (c) reasonably incurred actual costs of demobilization. At or prior to the closing of the debt financing for the AC Facility, the MHF Supplier will provide Red River with a limited performance bond to guarantee its performance, and Red River will provide MHF Supplier with a “parent guaranty” to guarantee payment and other obligations under the MHF Contracts. At March 31, 2009, the remaining obligation under the MHF Contracts totaled approximately $34 million.

Red River entered into an Amended and Restated Engineering, Procurement and Construction Contract (the “EPC Contract”) wherein it engaged an independent construction company (the “EPC Contractor”) for the “turn-key” engineering, design, construction and other services for the AC Facility. The EPC Contract requires a total commitment of approximately $243.6 million. ADA has guaranteed all amounts owed under the EPC Contract. Red River has caused an irrevocable letter of credit to be issued for the EPC Contractor’s benefit to assure payment of short-term amounts owing under the EPC Contract. This letter of credit is adjusted periodically and amounted to $29.0 million as of March 31, 2009. Red River may be required to increase that letter of credit on monthly intervals if adequate third party financing is not then in place to cover amounts Red River would owe in the event of a payment default under the contract. Although Red River can terminate the EPC Contract for convenience at any time, our guaranties cover either the EPC Contractor or the bank issuing the letters of credit, which has authorization to pay (a) the amount earned by EPC Contractor under the contract through the effective date of termination, (b) cancellation charges to EPC Contractor’s subcontractors, (c) other reasonable termination-related costs incurred by EPC Contractor, (d) costs of demobilization, and (e) unreimbursed sales taxes paid by EPC Contractor.

Red River signed a contract (which has since been amended) to supply treated AC to a major utility (the “AC Customer 1”). The five year contract requires Red River to provide AC with expected deliveries to start in the third quarter of 2009 with anticipated revenue of approximately $35 million over the term of the contract. Upon notice to AC Customer 1, Red River may provide AC from other sources for interim periods or if reasonably unforeseeable events cause a temporary outage or significant reduction at the AC Facility. The contract also contains a one-time option for AC Customer 1 to increase AC quantities by up to 50% from their current commitments (as amended) to provide AC for other plants within the AC Customer 1’s fleet. Under certain force majeure circumstances, AC Customer 1 may reduce its minimum quantity obligations or terminate the agreement. The agreement initially provided that it would terminate if debt financing for the AC Facility was not obtained by March 27, 2009 and technically terminated by its terms on that date. Red River and AC Customer 1 are in the process of amending this agreement to delete this termination provision effective as of March 27, 2009 so that the agreement would remain in effect. The proposed amendment also extends the initial term of the agreement to December 31, 2016, reduces AC Customer 1’s minimum AC purchase obligations to a total of approximately $25 million ADA-ES and ECP will guarantee Red River’s performance under this agreement up to a maximum of $750,000 each. These guaranties would expire upon the earlier of consummation of debt financing for the AC Facility or the date commercial operations commence at the AC Facility.

Red River entered into a Carbon Supply Agreement (which has since been amended) with another major utility (the “AC Customer 2”) to supply treated AC to AC Customer 2 beginning in the first half of 2009, and ending on the earlier of December 31, 2015 or such time as AC Customer 2 has purchased its minimum AC commitment under the agreement. AC Customer 2 has committed to purchase a minimum quantity of AC on a “take or pay” basis over the initial term of the agreement, with the option to reduce such amounts on a going forward basis, if and when, Red River has sold over 400 million pounds of AC. AC Customer 2 may terminate the agreement if Red River fails to meet certain specified project development milestones, ceases funding construction of the AC Facility or defaults in deliveries after commencing delivery from the AC Facility. If AC Customer 2 terminates the agreement because of our default prior to commencement of delivery of AC from our AC Facility, damages can be awarded, up to a maximum of $10 million, through the first calendar quarter of 2010. Both of us are entitled to require specific performance of the other in limited circumstances when the cover remedies prove inadequate.

ADA has guaranteed the obligations of Red River under the Carbon Supply Agreement with AC Customer 2. In January 2009, our joint venture partner issued a $1 million irrevocable letter of credit as additional security for performance under the Carbon Supply Agreement with AC Customer 2. No later than five business days after the third party debt financing portion for the AC Facility is obtained, each party is obligated to deliver to the other a $10 million standby, unconditional, irrevocable letter of credit to secure the obligations to the other party in the event of default.

(9)	Business Segment Information

The following information relates to the Company’s two reportable segments: Mercury emission control (“MEC”) and Flue gas conditioning and other (“FGC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Quarter Ended March 31,
	2009	2008
	(In thousands)
REVENUE:
MEC	$4,790	$3,900
FGC	77	103

Total	$4,867	$4,003

SEGMENT PROFIT (LOSS):
MEC	$1,664	$900
FGC	(39)	(67)

Total	$1,625	$833

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Quarter Ended March 31,
	2009	2008
	(In thousands)
Total segment profit	$1,625	$833
Non-allocated general and administrative expenses	(2,983)	(1,236)
Depreciation and amortization	(157)	(118)
Interest, other income and deferred income tax benefit	348	342
Net loss attributable to noncontrolling interests	624	11

Net loss	$(543)	$(168)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, audit fees and corporate governance expenses.

(10)	Recently Issued Accounting Pronouncements

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in EITF 03-6-1. Early application of EITF 03-6-1 is prohibited. We have not issued dividends or dividend equivalents and, consequently, the adoption of EITF 03-6-1 has not had a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP had no material effect on our financial statements.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) for recurring financial fair value measurements. SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On December 31, 2007, we had one level I asset which was available for sale securities and such amounts were reported at their fair value. The adoption of SFAS 157 for recurring financial fair value measurements had no material impact on our financial statements. We adopted SFAS 157 for non-recurring and non-financial fair value measurements effective January 1, 2009, and such adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. We adopted SFAS No. 160 on January 1, 2009. We recharacterized our reportable minority interests as noncontrolling interests and classified these interests as a component of equity in our consolidated financial statements. If we are unable to consolidate the financial results of Carbon Solutions we would account for Carbon Solutions under the equity method. Such gain or losses from Carbon Solutions would be included as other operating income and losses in our consolidated statements of operations.

In December 2007, the FASB also issued SFAS 141 (revised 2007), “Business Combinations”, (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will depend on the future business combinations we may pursue after its effective date. Under SFAS 141R, all acquisition costs are expensed as incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words or phrases such as “anticipate,” “assume,” “believe,” “hope,” “expect,” “intend,” “plan,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	the impact of the withdrawal of the appeal of the CAMR ruling, whether MACT-based mercury regulations (or any mercury regulations at all) will be promulgated and the timelines for effectiveness of such regulations on the nation’s 1,100-plus coal-fired units;

(b)	expected growth in the MEC market;

(c)	expected growth in the power industry’s interest in DOE carbon dioxide capture projects;

(d)	the appropriation of funds by Congress for DOE projects and for CO2 technology;

(e)	whether Clean Coal will succeed in obtaining approval for Section 45 Tax Credits;

(f)	the timing of awarding of contracts and their value;

(g)	the expected costs, funding of and timing for the commencement of operations at the AC Facility and the processing and logistics facility;

(h)	possible changes in ADA’s ownership of Carbon Solutions;

(i)	Carbon Solutions’ ability to enter into suitable long-term contracts or otherwise provide for the raw feedstock material necessary to supply the AC Facility;

(j)	Carbon Solutions’ ability to enter into suitable long-term contracts for the delivery of AC from the AC Facility and its ability to timely deliver the AC required by such contracts;

(k)	Carbon Solutions’ ability to meet a significant portion of the expected shortage in AC supply in 2009 and the first half of 2010 from interim sources and in the longer term from the AC Facility;

(l)	Carbon Solutions’ ability to obtain the desired long-term debt financing for the AC Facility;

(m)	expected changes in revenues, margins, expenses and other financial measures and the timing of such changes;

(n)	impact of litigation; the sufficiency of our working capital available to the non-AC Supply Business to continue pursuit of the MEC market; and

(o)	the materiality of any future adjustments to previously received revenue as a result of DOE audits.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to: changes in the costs and timing of construction of the AC Facility; failure to raise additional equity financing; failure to satisfy funding or other conditions in our equity financing agreements; inability to sign or close acceptable debt financing, coal supply and/or off-take agreements with respect to the AC Facility in a timely manner; availability of raw materials and equipment; the government’s failure to enact regulations or appropriate funds that benefit our business; changes in laws and regulations, prices, economic conditions and market demand; impact of competition and litigation; availability, cost of and demand for alternative energy sources and other technologies; operational difficulties; loss of key personnel; availability of skilled personnel; failure to satisfy performance guaranties; results of demonstrations of our technologies, as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our annual report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements made in this release, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

We develop and implement proprietary environmental technology and provide specialty chemicals to the coal-burning electric utility industry. Revenues are generated through (1) the supply of powdered activated carbon injection (“ACI”) systems, and related services for the growing mercury emission control (“MEC”) market, including projects that are co-funded by government (Department of Energy – “DOE”) and industry and (2) the sale of specialty chemicals and services for flue gas conditioning (“FGC”) and other applications. We have also begun research and development efforts in CO2 capture and control from coal-fired boilers, and we recently signed and commenced work on our first significant contract for this work which is scheduled to continue over at least the next two years. In addition, through the Carbon Solutions joint venture with Energy Capital Partners I, LP and its affiliated funds (“ECP”) we are constructing a “Greenfield” activated carbon (“AC”) manufacturing facility in Coushatta, Red River Parish, Louisiana (the “AC Facility”) for mercury control applications and are developing interim sources of AC to supply to utility customers until such time as the AC Facility is operational. We are also developing and marketing our refined coal technology through our Clean Coal joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation.

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control in March 2005. A dozen states and several environmental groups had previously sued the EPA alleging that the process that resulted in the relatively lenient Clean Air Mercury Rule (“CAMR”) violated the Clean Air Act and that CAMR was therefore invalid. In February 2008, the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the plaintiffs in that case, holding that the EPA violated the Clean Air Act in the process it used to enact CAMR, and that CAMR was therefore invalid. The Court’s ruling remanded the matter to the EPA for further proceedings; and the EPA filed an appeal of the ruling with the Court. In May 2008, the District of Columbia Circuit Court rejected the EPA’s petition for an en banc rehearing on CAMR. In February 2009, EPA withdrew its appeal of the CAMR ruling, clearing the way to promulgate mercury standards under Section 112 of the Clean Air Act, which governs hazardous air pollutants from stationary sources, but has yet to set any defined timeline for such actions. In the interim, the lack of clear regulations has generated some short-term uncertainty among utilities as to what they will be required to do to reduce mercury emissions and is impacting their ability to include mercury control costs in their rate bases. However, we believe that the likely result will be that either the EPA will finalize a maximum achievable control technology (“MACT”)-based mercury regulation and/or Congress will enact new legislation requiring stricter mercury emission control within the next year or two with implementation deadlines over the subsequent two to three years.

While federal regulation remains uncertain, the market remains strong in 16 states that have passed their own mercury control regulations for new power plants and several Canadian provinces. We believe that further substantial long-term growth of the MEC market for the electric utility industry will most likely depend on how industry chooses to respond to federal and state regulations. We anticipate this will create an even larger market for our mercury control products beyond 2010. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. DOE’s latest report issued in 2009 includes 87 existing and planned plant projects totaling 51 GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) equipment sales of ACI systems, (ii) mercury testing and consulting services, and (iii) AC sales to new and existing plants affected by the implementation of enacted regulations. State regulations and increasing numbers of consent decrees, which were unaffected by the invalidation of CAMR, are the largest market driver for this part of our business. Although we expect this market to show steady growth over the next several years, we believe the most significant revenue growth will occur when final federal regulations or legislation impacts a significant portion of previously uncontrolled, existing boilers.

Thus far in 2009, we have signed contracts for six activated carbon injection (“ACI”) systems to be delivered in 2009 and 2010, bringing the total number of ACI systems that we have installed to date or are in process of installing as of April 2009 to 42. Various consent decrees and state regulations are driving the current market in this growing portion of our business. We believe the eventual outcome of the invalidation of CAMR will accelerate and further expand the market for our MEC products and services. Because many of our current and potential customers would be affected by new federal regulations replacing CAMR, we are seeing some delays in the decision-making process on mercury control as a result of the invalidation of CAMR, which has postponed the award of some near-term projects as utilities revise their long-term plans for compliance. Revenue from ACI system contracts totaled $2.9 million for the quarter ended March 31, 2009. We had contracts in progress at quarter-end for supply of ACI systems totaling approximately $6.0 million.

We expect funding for mercury control evaluation and testing projects directly from utilities to increase as they strive to meet state and local regulations. In addition, we anticipate that DOE may fund other projects related to our business, including projects aimed at CO2 control. Revenue from DOE and industry demonstration contracts totaled $950,000 for the quarter ended March 31, 2009. We anticipate that DOE programs will continue to represent an important segment but a smaller overall percentage of revenues as other revenues increase over the next few years as we focus more on market growth for ACI systems for mercury emission control and the sale of AC to utility customers.

We are obligated to fund half of the operating costs of our 50% Clean Coal joint venture with NexGen. We expect our portion of these costs to average approximately $16,000 per month or approximately $193,000 total in 2009, which amount may increase if demonstrations currently in discussion move ahead. Our net operating loss for the quarter ended March 31, 2009 includes net costs of $59,000 related to our refined coal efforts and $23,000 from Clean Coal. The ability of Clean Coal to sell its planned refined coal product and qualify for the expected Section 45 Tax Credits depends on several conditions, including meeting the emission control requirements, finalizing necessary contractual agreements, and completing and making such facilities operational prior to January 1, 2010. In the Emergency Economic Stabilization Act of 2008, Congress included language on Section 45 which extended the qualification window for the Tax Credits to January 1, 2010 and eliminated the increased market value test for refined coal. We expect this legislation to positively impact Clean Coal’s efforts to obtain approval for the Section 45 Tax Credits. If Clean Coal succeeds in obtaining approval for the Section 45 Tax Credits, NexGen has the right to maintain its 50% interest by paying us $4.0 million, in eight quarterly payments of $500,000 each, beginning in the quarter Clean Coal receives such qualification. NexGen is not obligated to make those payments, but if it does not do so once Clean Coal has qualified for the Section 45 Tax Credits, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount of the $4.0 million that it elects not to pay, if any.

Carbon Solutions is continuing the process of specifying and sourcing key capital equipment, negotiating agreements to support facility operations, including feedstock supply, and negotiating long-term customer off-take contracts for the AC Supply Business. Many of the state mercury regulations already in place begin in 2010 and as such there are several utilities and independent power producers engaged in an AC procurement process this year. Given the current tight AC supply/demand situation in the U.S., we expect to be able to sell the majority of our AC output under three-to-five year contracts to owners of coal-fired power plants for the purpose of mercury emission mitigation. Carbon Solutions is currently bidding on many requests for proposal for AC with a contract value on the order of $500 million. We expect these potential customers will need AC supply beginning in 2009.

In order to supply early and interim quantities of AC to the utility mercury control market, we acquired from Winfield Industries, Inc. (“Winfield”) the assets of an AC processing facility and entered into a take or pay Carbon Supply Agreement with Winfield to purchase AC beginning in 2008, with options to increase quantities during 2009 with additional amounts available for 2010. The AC processing facility and Carbon Supply Agreement were assigned to Crowfoot Supply in October 2008. From this facility, we produced our first batch of treated AC and performed a full scale power plant test that achieved greater than 90% mercury removal. A number of additional tests are under way and others are scheduled to allow clients to evaluate this product. Red River is currently selling AC on a continuous basis from this facility to meet delivery obligations under existing off-take agreements and expects to offer such supply to potential long-term customers who may become parties to off-take contracts for AC to be supplied from the AC Facility. Given the expected costs of the foreign carbons to be used for processing plus the transportation expenses in shipping AC from overseas, our AC Supply Business is expected to operate at significantly lower margins than the anticipated margins for the AC Facility. Crowfoot Supply is also developing a larger offsite processing and logistics facility that is expected to commence operations in the second quarter of 2009 and later operate in conjunction with the AC Facility. Crowfoot Supply is currently procuring additional AC processing equipment to enable it to expand capacity to over 30 million pounds of AC per year.

“All-in” capital costs for the AC Facility are anticipated to be approximately $363 million. Carbon Solutions’ target is to secure approximately 60% of the financing for the AC Facility through debt financing. In order to support such financing, Carbon Solutions is working to obtain long-term take or pay off-take contracts for the AC that it is supplying from interim sources and expects to supply from the AC Facility. Red River, a subsidiary of Carbon Solutions, has already signed AC sales contracts that, subject to certain conditions, could contribute up to $160 million in revenues through 2016. In addition to the debt financing, Carbon Solutions is planning to fund the remaining 40% of the expected costs for the AC Facility through equity. Under the terms of the Limited Liability Agreement (the “LLC Agreement”) of Carbon Solutions, ECP and ADA have funded the first two tranches of equity contributions to Carbon Solutions, with ADA having contributed $25.6 million in cash and other property and ECP having contributed cash of $25.6 million through March 31, 2009. ECP has committed to contribute the third tranche of capital up to 200% of the expected net proceeds of our sale of Series A and B Convertible Preferred Stock (the “Private Placement”) to ECP under the Securities Purchase Agreement dated as of October 1, 2008, as amended (“SPA”), in exchange for non-voting preferred equity in Carbon Solutions, until the time that the Private Placement is completed. During the quarter ended March 31, 2009, ECP made preferred equity contributions of capital totaling $26.4 million. One-half of such preferred equity bears a preferred return of 12% per annum, and the other half does not bear a preferred return. If we consummate the sale of our Preferred Stock to ECP under the SPA, we will invest the net proceeds, expected to be $18.8 million, in Carbon Solutions for the AC Facility, and an equal amount of ECP’s outstanding preferred equity bearing a 12% preferred return, plus the applicable 12% preferred return, would be redeemed and a matching amount of ECP’s preferred equity that does not bear a preferred return would be converted into ordinary capital contributions. ADA does not have any further capital commitments to Carbon Solutions, and we expect that all future funding for the AC Facility will come from ECP and third-party debt financing.

The market for our FGC chemicals and services has been declining over the last couple of years, and this is not expected to change until the uncertainty caused by the CAMR ruling has been eliminated. We are responding to inquiries about our product meeting the needs of the changing regulations in combination for mercury control. With a defined mercury rule or legislation, there will be opportunities to combine FGC with AC, as FGC can enhance the performance of AC in specific applications. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important, but decreasing, contribution to our overall revenue and profit potential.

Results of Operations – 1st Quarter 2009 versus 1st Quarter 2008

Revenues totaled $4.9 million for 2009 versus $4.0 million in 2008, representing an increase of 22%. Revenues in our MEC segment for 2009 increased by $890,000 (23%), and revenues from FGC and other activities decreased by $26,000 (25%).

Revenues in 2009 from the MEC segment were comprised of sales of ACI systems (60%), government and industry-supported contracts (20%), consulting services (12%), and activated carbon sales (8%) compared to 62%, 37%, 2% and 0%, respectively, in 2008. For the quarter, our ACI systems sales contributed approximately $2.9 million to MEC revenues, increasing19% from the 2008 contribution to revenue of $2.4 million. We had contracts in progress at quarter-end for supply of ACI systems with remaining revenue of approximately $6.0 million, $4.4 million of which we expect to complete and realize in the last three quarters of 2009, with the balance to be completed and realized in 2010. The most significant growth occurred in the sales and installations of ACI systems, which increased $456,000 in the quarter and is the result of an increasing number of system sales as noted above. We expect growth in 2009 in the MEC segment to result primarily from an increasing number of retrofit ACI systems sold in response to existing mercury emission control regulations.

Our DOE and industry demonstration contract revenues totaled $950,000, representing a decrease of $486,000 or 34% from 2008 revenues. The remaining unearned amount of these contracts was $2.7 million as of March 31, 2009, of which $1.2 million is expected to be recognized in 2009 (including cash contributions by other industry partners). We expect the DOE funding for mercury related projects to continue to decline or be eliminated, however, increased funding for CO2 capture technology from government and industry supported contracts will began to replace that source of revenue for us in 2009, and we expect this to continue. We are also seeing increased funding for clean coal technology through the American Recovery and Reinvestment Act which allocated $3.4 billion to support development and demonstration of technology to capture and store CO2 from coal-fired power plants.

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

Revenues from consulting services included in the MEC segment increased approximately $529,000 from 2008 first quarter revenues, due to different demonstrations of milling applications, AC tests and ACI systems tests for mercury control.

Our AC sales for the first quarter of 2009 contributed approximately $390,000 to MEC revenues, compared to no sales in the first quarter of 2008 as our AC Supply Business had not yet commenced sales. In 2009, we expect significant growth to occur in the sales of AC. Carbon Solutions is expanding the supply of AC with the development of a larger off site AC processing and logistics facility scheduled to commence operations in the second quarter of 2009.

FGC and other revenues decreased by $26,000 or 25% from the year-ago quarter due to fewer shipments of chemicals to continuing customers. We expect FGC and other revenues in 2009 to be lower than 2008. Sales related to our ADA-249M product are recorded in the FGC and other segments and were $17,000 and $18,000 for the quarters ended March 31, 2009 and 2008, respectively.

Cost of revenues increased by $139,000 or 5% in 2009 from 2008, primarily as a result of increased volume and changes in our business mix as discussed below. Gross margins were 42% for the first quarter as compared to 33% in 2008. The increase reflects increased margins in MEC, offset by decreased margins in FGC and other segments. For the near term, we expect the sales of ACI systems and activated carbon to continue to represent an increasing source of revenues, for which the anticipated gross margins are lower than for our specialty chemical sales and DOE demonstration work that involves industry cost-sharing. We expect the amount of fixed price and time and materials work in the MEC segment for the near term to represent an increasing source of revenue. As a result, we expect overall gross margins for fiscal year 2009 to be consistent with the levels achieved in fiscal year 2008.

Cost of revenues for the MEC segment increased by $173,000 or 7% in 2009, as compared to 2008, primarily as a result of the increased revenue-generating activities from our ACI system sales, offset by increased costs in our AC Supply Business. Gross margins for the MEC segment were 42% for the first quarter as compared to 33% for 2008. The increase in gross margins from the prior year resulted from an increase in margins on ACI systems sold due to improvements in design and internal efficiencies. Looking further ahead, we expect ACI system sales, government and industry-supported demonstration work and sales of AC to maintain MEC margins consistent with prior years.

Cost of revenues for the FGC and other segment decreased by $34,000 or 38% in 2009, as compared to 2008. Gross margins for this segment were 29% for 2009 as compared to 14% in 2008. The increase in gross margins from 2009 to 2008 is attributed to higher sales prices and is offset by direct costs related to the current joint venture activities of Clean Coal. FGC and other revenues comprised 2% of total revenues in 2009, compared to 3% in 2008.

General and administrative expenses increased by $1.7 million or 114% to $3.2 million in 2009. The dollar increase in 2009 resulted primarily from increased costs directly related to our AC Supply Business ($1.1 million) and legal costs ($426,000) related to our litigation with Norit Americas, Inc. (“Norit”) and Calgon Carbon Corporation (“Calgon”) described in Part II, Item 1 of this Report.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Direct research and development expenses decreased by $16,000 or 7% in 2009 as compared to 2008 as a result of a decrease in DOE contract activities. We anticipate that our future R&D expenses will grow in direct proportion to DOE-funded CO2 work we perform for the next several years.

MEC segment profits increased by $764,000, or 85%, to $1.7 million as compared to 2008. The increase was primarily a result of increased revenues and margins from our ACI systems sales. FGC and other segment loss was $39,000 as compared to a loss of $67,000 in the first quarter of 2008. The decrease in loss was primarily the result of higher margin chemical sales somewhat offset by decreasing segment revenues.

We had net interest and other income of $33,000 in 2009, as compared to $169,000 for 2008. Interest and other income decreased in 2009 due to our liquidation of investments in order to make contributions of capital to Carbon Solutions, which resulted in lower invested balances. In addition, interest rates were at record lows resulting in lower earnings on interest-bearing accounts.

Our net operating loss for the period ended March 31, 2009 includes net costs of $59,000 related to our refined coal efforts and $23,000 loss of the Clean Coal joint venture as well as a loss of $1.2 million related to Carbon Solutions, our AC Supply Business.

The deferred income tax benefit for 2009 represents our expected effective tax benefit of approximately 21% for 2009, which is less than the rate of 50% we recognized for the first quarter of 2008.

Liquidity and Capital Resources

We had cash and cash equivalents of $28.4 million and positive working capital of $9.0 million at March 31, 2009, compared to cash and cash equivalents of $28.2 million and working capital of $18.6 million at December 31, 2008. Approximately two-thirds of these amounts relate to Carbon Solutions. The decrease in working capital results primarily from our funding of the development and construction activities of Carbon Solutions relating to the AC Facility and interim AC processing and logistics facility. We believe that our existing and expected future working capital available to the non-AC Supply Business of the Company will be sufficient to meet the anticipated operating needs of such business for at least the next twelve months. We believe that we have sufficient resources on hand to continue pursuit of the rapidly-growing MEC market.

Our principal source of liquidity is our existing working capital and equity contributions from ECP to Carbon Solutions. In 2009, we may not be able to achieve positive operating cash flow, primarily due to the start-up nature of the AC Supply Business and anticipated legal fees we expect to expend in the litigation with Norit and Calgon. We recently settled certain aspects of litigation with our insurer regarding whether our insurance policies provide coverage of defense costs and indemnification for legal fees and other costs we are incurring in connection with the Norit litigation for an expected payment to ADA of $1.25 million. For additional information, see Part II, Item 1 of this Report. We have recently instituted programs to conserve cash and working capital related to the non-AC Supply Business, including a reduction in cash compensation to our directors and senior officers and payments with shares of our Common Stock in lieu of cash to certain consultants. We may need to institute further short-term cash conservation programs, such as a reduction in non-core business activities. Our plans for the future include continuing to construct the AC facilities and provide AC to our customers on an interim basis, which will require additional funding from ECP or other sources and debt financing.

AC Facility Related Items

As noted above, through Carbon Solutions, we are in the process of constructing an AC Facility, which has an estimated all-in, total cost of approximately $363 million for one production line capable of producing approximately 150 million pounds of AC per year. We expect that approximately $140 million of such cost will be funded through equity contributions to Carbon Solutions pursuant to its LLC Agreement. The $363 million cost includes future amounts owing under the EPC Contract up to approximately $231 million and the MHF Contracts up to approximately $36.4 million which ADA has guaranteed. We expect that construction costs for the AC Facility will not vary significantly in amount from quarter to quarter throughout 2009.

We are proceeding with the construction of both the AC Facility and interim AC production facility in anticipation of receiving the desired debt financing later in 2009.

Under the SPA with ECP, subject to the satisfaction of certain conditions, including obtaining debt financing for the AC Facility and no material adverse effect occurring prior to closing, ECP has agreed to purchase 3.6 million shares of ADA Series A and B Convertible Preferred Stock (the “Preferred Stock”) in a private placement (the “Private Placement”). We expect gross proceeds of approximately $22.6 million from the sale of the Preferred Stock to ECP. We are required to pay Credit Suisse Securities (USA) LLC, the placement agent, a gross spread in the amount equal to 6.0% of the gross proceeds we raise in the Private Placement plus $1.5 million and a monthly amount for financial advisory fees that has been accruing since July 1, 2008.

Subject to certain conditions, ECP has committed to contribute capital to Carbon Solutions up to 200% of the expected net proceeds of the Private Placement, in exchange for non-voting preferred equity in Carbon Solutions, until the time that the Private Placement is completed. During the quarter ended March 31, 2009, ECP made preferred equity contributions of capital totaling approximately $26.4 million. One-half of such preferred equity bears a 12% preferred return. We are required to contribute the net proceeds of the Private Placement, expected to be $18.8 million, and of any equity financing, asset sale or other transaction outside of the ordinary course of business (other than any debt financing) resulting in cash proceeds to us occurring prior to the closing of the Private Placement to Carbon Solutions. Upon such contribution, an equal amount of ECP’s outstanding preferred equity bearing a 12% preferred return, plus the applicable 12% preferred return, would be redeemed and a matching amount of ECP’s preferred equity that does not bear a preferred return would be converted into ordinary capital contributions. We and ECP would then continue to contribute capital on a 50/50 basis under the third tranche until we have contributed all net proceeds of the Private Placement. If any of the preferred equity that ECP receives in connection with funding for the third tranche is not redeemed by the earliest of (i) the four-month anniversary of the date of such funding, (ii) if such funding was made prior to the closing of the Private Placement, the closing date of the Private Placement, (iii) the date of an ADA-ES Triggering Event (as defined in the SPA), (iv) immediately prior to the closing of any Joint Venture Sale (as defined in the SPA), and (v) immediately prior to any determination to dissolve Carbon Solutions, then ECP would receive priority distributions on such preferred equity until it is redeemed or converted, and would have the option to convert any unredeemed preferred equity into ordinary capital contributions.

As a result of the pricing of the Series B Preferred Stock, we expect to have insufficient working capital to continue to maintain our 50% interest in Carbon Solutions, even if we complete the Private Placement. If our ownership interest is diluted, we would likely be unable to consolidate the financial results of Carbon Solutions in our financial statements. If our ownership interest is diluted below 35%, we may lose voting and management rights in Carbon Solutions. Based on the anticipated level of equity that will be needed for the AC Facility and assuming we are unable to obtain funds to maintain our equity interest, we believe our ownership interest may be diluted to an approximate 30% interest upon closing of the Private Placement, which we expect to occur sometime in the second half of 2009.

Under a March 1, 2009 amendment to the LLC Agreement, ECP has the right to amend, modify or withdraw capital request notices, thereby giving ECP increased control over the funding of Carbon Solutions. In addition, in order to address the anticipated capital needs of Carbon Solutions, ECP may fund additional ordinary capital contributions or increase the third tranche amount and fund additional preferred equity contributions, in each case at such times and in such amounts as ECP determines are necessary to satisfy the capital requirements of Carbon Solutions.

If at any time prior to Carbon Solutions’ receipt of debt financing for the AC Facility, ECP reasonably determines, based on negotiations with lenders, anticipated delays or additional capital requirements of Carbon Solutions, that Red River’s AC production facilities and related assets will need equity financing beyond that contemplated for the first three tranches, ECP may notify Carbon Solutions of the amount of equity financing it believes will be required (the “Fourth Tranche Amount”) and may irrevocably commit to fund all or any portion of the Fourth Tranche Amount. If ECP commits to fund less than the entire Fourth Tranche Amount, we may fund the balance.

The parties are not required to fund additional capital contributions if certain developmental milestones and other conditions are not satisfied, an adverse development that has a material adverse effect on Carbon Solutions or any of its subsidiaries occurs, if the other party is in breach of the LLC Agreement or if the SPA is terminated. If funding of Carbon Solutions ceases, we and ECP may pursue a sale of Carbon Solutions, dissolve Carbon Solutions or buy out the other party’s interest in Carbon Solutions.

We are working to obtain the debt financing needed for the AC Facility and expect to support the debt with long-term take-or-pay off-take contracts for the AC that Carbon Solutions will be supplying through both interim sources and the new production from the AC Facility. Red River, a subsidiary of Carbon Solutions, has already signed AC sales contracts that, subject to certain conditions, could contribute up to $160 million in revenues through 2016, of which we expect to recognize $10 to $15 million in 2009, assuming consolidation of Carbon Solutions’ results of operations. ADA has guaranteed the AC delivery obligations under one of these AC supply contracts, and should Red River be unable to meet such obligations, ADA could become liable for cover damages, up to a maximum of $10 million through the first calendar quarter of 2010, or, under circumstances where cover damages would be inadequate, specific performance. We have no binding commitments from any person to provide debt or additional equity financing at this time, and we are not certain whether the financing will be available to us as needed on acceptable terms. Our inability to achieve any one of what we currently see to be the “critical requirements” for Carbon Solutions would likely make it difficult for us to complete construction of the AC Facility.

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

Other Liquidity and Capital Resource Items

During the first quarter of 2009, we expended $23.6 million, nearly all of which was for the building and development of our AC Facility and our interim AC production facility. Our accounts payable balance increased by approximately $11.2 million related to the significant costs incurred for the construction of the AC production and processing facilities of our AC Supply Business.

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of March 31, 2009, our trade receivables balance was $6.3 million, which was offset by billings in excess of recognized income of $1.3 million, or a net of $5.0 million as compared to a net of $4.3 million at December 31, 2008. Our trade receivables balance was greater at March 31, 2009, as compared to December 31, 2008, due to the nature and timing of our billing milestones for our ACI systems contracts.

Under our defined contribution and 401(k) pension plan, we plan to match up to 7% of salary amounts deferred by employees in the Plan with shares of our common stock and may contribute certain other amounts as determined annually by our Board of Directors. During the quarters ended March 31, 2009 and 2008, we recognized $66,000 and $32,000, respectively, of matching expense net of forfeitures. This expense is expected to amount to approximately $280,000 in 2009.

We recorded a net current tax asset of $27,000 and a long-term tax asset of $1.8 million at March 31, 2009, as compared to a net current tax asset of $216,000 and a net long-term deferred tax asset of $1.3 million on December 31, 2008. We believe that it is more likely than not that our deferred tax assets will be realized in the future. The change is a result of our loss, impact of R&D tax credits and additional tax benefit from 2009 activities. Such amounts exclude any Section 45 Tax Credits related to Clean Coal.

Cash flow used in operations totaled $2.1 million for the first quarter of 2009 compared to $866,000 for the same period in 2008. The 2009 cash flow used was primarily due to non-cash expenses, losses attributable to noncontrolling interests, charges related to depreciation, and share based compensation ($461,000) and offset by increases in receivables and other current assets ($501,000) and reductions of liabilities ($823,000).

Net cash used by investing activities was $24.0 million for first quarter of 2009 compared to $2.4 million for the same period in 2008. The use consists primarily of the amounts spent by Carbon Solutions for construction of the AC Facility and interim AC production facility.

Carbon Solutions, our AC Supply Business joint venture, received $26.4 million in preferred equity contributions from ECP during the first quarter of 2009. There was no cash provided or used in financing activities for the first quarter of 2008. As noted above, we expect to require additional debt and equity financing to support anticipated growth and construction of the AC Facility.

We have not paid dividends since inception. Under the SPA, we are required to obtain written approval prior to any dividends being set aside, the payment of any dividends or any other stock or asset distribution. We currently have no plans for paying dividends in the foreseeable future.

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

Capitalization of Development Costs - We are capitalizing certain direct and identifiable incremental costs associated with our development efforts to build the AC Facility. Such development costs are generally deferred and either (a) expensed when it has been determined they are no longer of future value, or (b) capitalized as part of long-term assets and then subject to future depreciation expense and impairment evaluations.

Significant estimates are used in preparation of our financial statements and include (1) our allowance for doubtful accounts, which is based on historical experience; (2) our warranty costs; and (3) our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts. In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $681,000 on the consolidated balance sheets. Management believes the fair value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

We follow the guidance in SFAS No. 123R (revised), Share-Based Payment, or SFAS 123R, to recognize all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. We use a historical volatility rate on our stock options. The fair value of our restricted stock is based on the closing market price of our common stock on the date of grant. If there are any modifications or cancellations of the underlying securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

Consolidation of Subsidiaries – Our equity partners in Carbon Solutions, ECP, have contributed capital in excess of our contributions during the quarter ended March 31, 2009, which has been recorded as preferred equity on the consolidated financial statements. We expect, upon financial close of the Private Placement, that our ownership percentage will be diluted below the current 50% level at which time we expect to deconsolidate Carbon Solutions and record our interest under the equity method.

Recently Issued Accounting Policies

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in EITF 03-6-1. Early application of EITF 03-6-1 is prohibited. We have not issued dividends or dividend equivalents and, consequently, the adoption of EITF 03-6-1 has not had a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP had no material effect on our financial statements.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) for recurring financial fair value measurements. SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On December 31, 2007, we had one level I asset which was available for sale securities and such amounts were reported at their fair value. The adoption of SFAS 157 for recurring financial fair value instruments had no material impact on our financial statements. We adopted SFAS 157 for non-recurring and non-financial fair value measurements effective January 1, 2009, and such adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. We adopted SFAS No. 160 on January 1, 2009. We recharacterized our reportable minority interests as noncontrolling interests and classified these interests as a component of equity in our consolidated financial statements. If we are unable to consolidate the financial results of Carbon Solutions we would account for Carbon Solutions under the equity method. Such gain or losses from Carbon Solutions would be included as other operating income and losses in our consolidated statements of operations.

In December 2007, the FASB also issued SFAS 141 (revised 2007), “Business Combinations”, (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will depend on the future business combinations we may pursue after its effective date. Under SFAS 141R, all acquisition costs are expensed as incurred.

Item 4 (T).	Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation with Norit Americas, Inc. As previously reported, Norit, which is an AC manufacturer with whom we have previously done business, filed a lawsuit against us, ADA Environmental Solutions LLC, Carbon Solutions (formerly known as Crowfoot Development, LLC), Red River, Underwood, Morton and two of our employees (who were former employees of Norit) (collectively the “ADA Defendants”) on August 4, 2008, asserting that the ADA Defendants have misappropriated Norit’s trade secrets related to

AC manufacturing, and other claims. Norit is seeking monetary damages in an unspecified amount, attorney fees, and injunctive relief to prevent us or any related entity or third party from using Norit’s alleged trade secrets or other Norit intellectual property related to AC manufacturing. We are vigorously defending against the claims which management believes are without merit. Trial of the case is currently set for September 21, 2009. On April 28, 2009, the Court entered a Temporary Restraining Order (“TRO”) against all ADA Defendants. The TRO, as subsequently modified on May 4, 2009, prohibits the ADA Defendants and any affiliated person from (i) using any documents or information related to AC or related to plants, equipment, materials or processes used to produce AC that were obtained from Norit or that were created by, for or at the request of Norit (collectively, “Norit’s Proprietary Information”), except AC-related documents or information that Norit has made available to the general public through publication; and (ii) using, encumbering, disclosing, transferring or licensing Norit’s Proprietary Information or anything containing, derived from, utilizing or reflecting Norit’s Proprietary Information. The TRO will remain in effect until at least June 2, 2009, at which time the Court is scheduled to hold a hearing to determine if the TRO should be continued through the end of the trial. We do not believe that the TRO prevents us from continuing construction on our AC manufacturing plant as we do not believe any of Norit’s Proprietary Information is being used to construct the plant. The case, captioned Norit Americas, Inc. v. ADA-ES, Inc., ADA Environmental Solutions, LLC, John Rectenwald, Stephen D. Young, Crowfoot Development, LLC, Red River Environmental Products, LLC, Underwood Environmental Products, LLC, Morton Environmental Products, LLC f/k/a Bowman Environmental Products, LLC, Cause No. 08-0673, is pending in the 71st Judicial District Court for Harrison County, Texas.

Litigation with Calgon Carbon Corporation. On September 29, 2008, Calgon filed a declaratory judgment action against us in the United States District Court for the Western District of Pennsylvania. The case, captioned Calgon Carbon Corporation v. ADA-ES, Inc., concerns a March 20, 2007 Memorandum of Understanding (“MOU”) between Calgon and us providing that the parties would jointly market AC to the power industry, with Calgon supplying the AC and the Company leading the sales effort. The MOU provided that Calgon would pay us a commission on all sales of Calgon-produced AC resulting from the joint marketing effort. During the period the MOU was in place, our efforts resulted in Calgon’s AC undergoing testing, qualification and acceptance by various customers including Midwest Generation, an Illinois power company, to whom an AC supply bid was submitted. We believe this bid resulted in an award of a $55 million AC contract for Calgon based on Calgon’s announcement of it. The MOU specified that we would receive a 15% commission on sales resulting from the joint marketing effort, which amounts to $8.25 million, with respect to this contract. In the litigation, Calgon seeks a declaratory judgment that it has no obligation to pay us commissions for the Midwest Generation contract or for any other future sales after August 24, 2007, the date the MOU was terminated by Calgon. We filed a counterclaim against Calgon to recover the $8.25 million in commissions due from Calgon. The case is currently in the discovery phase.

Litigation with Hudson Specialty Insurance Company. On or about March 3, 2009, Hudson Specialty Insurance Company (“Hudson”), which is ADA’s general liability insurance carrier, filed a declaratory judgment suit in the United States District Court for the District of Colorado against ADA and certain other parties named below, including all of the defendants in the Norit litigation (described above), asking the Court to declare that Hudson is not responsible for defending any of such parties in the Norit litigation, or paying any amounts that may become owing to Norit by the parties in the Norit litigation, including attorney fees that Norit is claiming in the Norit litigation. We (and several of the other defendants) have filed an Answer and Counterclaims opposing Hudson’s requested relief and asserting counterclaims against Hudson for breach of contract, bad faith breach of contract and for unreasonable delay and denial of benefits. The parties have reached an agreement in principle to settle the claims and counterclaims arising out of Hudson’s refusal to provide the ADA Defendants with a defense in the Norit litigation. In return for a lump sum payment of $1.25 million from Hudson, the ADA Defendants will release all counterclaims against Hudson arising out of its alleged obligations to provide the ADA Defendants with a defense in the Norit litigation. The case was closed by the Court on May 12, 2009, resulting in a stay of Hudson’s claims and the ADA Defendants’ counterclaims arising out of the indemnification provisions of the insurance policies. The case is captioned Hudson Specialty Insurance Company v. ADA-ES, Inc; ADA Environmental Solutions, LLC; Crowfoot Development, LLC; Morton Environmental Products, LLC f/k/a Bowman Environmental Products, LLC; Norit Americas, Inc.; John Rectenwald, Red River Environmental Products, LLC; Stephen D. Young; and Underwood Environmental Products, LLC (Case No. 09 CV-00490).

Item 6.	Exhibits

10.59	Site Work Agreement between Red River Environmental Products, LLC and BE&K Construction Company, LLC dated January 23, 2009

10.60	First Amendment to the Securities Purchase Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B, LP and Energy Capital Partners I (TEF IP), LP dated March 6, 2009

10.61	Second Amendment to ADA Carbon Solutions, LLC Limited Liability Company Agreement dated March 6, 2009

10.62	First Amendment to the Carbon Supply Agreement between Red River Environmental Products, LLC and Luminant Generation Company, LLC dated March 31, 2009**

10.63	Second Amendment to the Agreement for the Purchase of Activated Carbon between Red River Environmental Products, LLC and Southern Company Services, Inc. dated February 26, 2009

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc.
Registrant

Date: May 14, 2009	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: May 14, 2009	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

10.59	Site Work Agreement between Red River Environmental Products, LLC and BE&K Construction Company, LLC dated January 23, 2009

10.60	First Amendment to the Securities Purchase Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B, LP and Energy Capital Partners I (TEF IP), LP dated March 6, 2009

10.61	Second Amendment to ADA Carbon Solutions, LLC Limited Liability Company Agreement dated March 6, 2009

10.62	First Amendment to the Carbon Supply Agreement between Red River Environmental Products, LLC and Luminant Generation Company, LLC dated March 31, 2009**

10.63	Second Amendment to the Agreement for the Purchase of Activated Carbon between Red River Environmental Products, LLC and Southern Company Services, Inc. dated February 26, 2009

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.