Form 10-Q
period 2009-06-30
ADA-ES INC
filed 2009-08-13
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, no par value	7,026,181

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (as of June 30, 2009 one entity included as a subsidiary in December 31, 2008 was deconsolidated (see Note 2)).

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,328	$28,201
Trade receivables, net of allowance for doubtful accounts	5,885	6,017
Certificate of deposit	400	—
Inventory	—	787
Prepaid expenses and other	2,146	1,164

Total current assets	9,759	36,169

PROPERTY AND EQUIPMENT, at cost	3,149	36,781
Less accumulated depreciation and amortization	(2,038)	(1,777)

Net property and equipment	1,111	35,004

GOODWILL, net of amortization	435	435
INTANGIBLE ASSETS, net of amortization	220	256
INVESTMENT IN ADA CARBON SOLUTIONS, LLC (“CARBON SOLUTIONS”)	23,725	—
DEVELOPMENT PROJECTS	—	1,878
OTHER ASSETS	2,755	1,400

TOTAL ASSETS	$38,005	$75,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,975	$14,639
Accrued payroll and related liabilities	574	985
Deferred revenue and accrued expenses	1,535	1,981

Total current liabilities	5,084	17,605

LONG-TERM LIABILITIES:
Accrued warranty and other	2,616	550

Total liabilities	7,700	18,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
ADA-ES, Inc. stockholders’ equity
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 6,960,016 and 6,755,932 shares issued and outstanding	36,429	35,812
Accumulated deficit	(6,150)	(3,977)

Total ADA-ES, Inc. stockholders’ equity	30,279	31,835
Noncontrolling interest	26	25,152

TOTAL STOCKHOLDERS’ EQUITY	30,305	56,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,005	$75,142

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE:
Mercury emission control	$4,365	$3,758	$8,765	$7,658
Flue gas conditioning and other	393	89	964	192

Total revenues	4,758	3,847	9,729	7,850

COST OF REVENUES:
Mercury emission control	2,541	2,311	5,039	4,906
Flue gas conditioning and other	412	82	728	171

Total cost of revenues	2,953	2,393	5,767	5,077

GROSS MARGIN	1,805	1,454	3,962	2,773

OTHER COSTS AND EXPENSES:
General and administrative	3,484	1,463	5,563	2,957
Research and development	184	229	390	463
Depreciation and amortization	139	125	277	237

Total expenses	3,807	1,817	6,230	3,657

OPERATING LOSS	(2,002)	(363)	(2,268)	(884)

OTHER INCOME (EXPENSE):
Interest and other income	10	122	20	291
Equity in loss of Carbon Solutions	(665)	—	(1,279)	—

Total other income (expense)	(655)	122	(1,259)	291

LOSS BEFORE INCOME TAX PROVISION AND NONCONTROLLING INTEREST	(2,657)	(241)	(3,527)	(593)

INCOME TAX BENEFIT	963	88	1,278	255

NET LOSS BEFORE NONCONTROLLING INTEREST	(1,694)	(153)	(2,249)	(338)

Net loss attributable to noncontrolling interest	64	15	76	32

NET LOSS ATTRIBUTABLE TO ADA-ES	(1,630)	(138)	(2,173)	(306)

UNREALIZED LOSSES ON CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, net of tax, attributable solely to ADA-ES	—	(60)	—	(181)

COMPREHENSIVE LOSS	$(1,630)	$(198)	$(2,173)	$(487)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED ATTRIBUTABLE TO ADA-ES	$(0.24)	$(0.02)	$(0.31)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,929	5,802	6,899	5,747

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	6,929	5,802	6,899	5,747

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2009 and 2008

(Amounts in thousands, except share data)

(Unaudited)

	COMMON STOCK		ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS (ACCUMULATED DEFICIT)	TOTAL ADA-ES, INC. STOCKHOLDERS’ EQUITY	NONCONTROLLING INTEREST	TOTAL EQUITY
	SHARES	AMOUNT
BALANCES, January 1, 2008	5,683,689	$28,077	$198	$129	$28,404	$148	$28,552
Stock-based compensation	118,599	589	—	—	589	—	589
Unrealized holding loss on investments	—	—	(253)	—	(253)	—	(253)
Investment reclassification adjustments to income	—	—	(34)	—	(34)	—	(34)
Income tax effect	—	—	106	—	106	—	106
Net loss	—	—	—	(306)	(306)	(32)	(338)

BALANCES, June 30, 2008	5,802,288	$28,666	$17	$(177)	$28,506	$116	$28,622

BALANCES, January 1, 2009	6,755,932	$35,812	$—	$(3,977)	$31,835	$25,152	$56,987
Stock-based compensation	180,350	559	—	—	559	—	559
Issuance of stock on exercise of options	1,250	4	—	—	4	—	4
Issuance of stock to 401(k) plan	22,484	61	—	—	61	—	61
Deconsolidation of Carbon Solutions	—	—	—	—	—	(25,050)	(25,050)
Expense of stock registration	—	(7)	—	—	(7)	—	(7)
Net loss	—	—	—	(2,173)	(2,173)	(76)	(2,249)

BALANCES, June 30, 2009	6,960,016	$36,429	$—	$(6,150)	$30,279	$26	$30,305

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,173)	$(306)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	277	237
Loss (gain) on asset dispositions and securities	18	(21)
Deferred tax benefit	(1,282)	(351)
Expenses paid with stock and stock options	620	64
Equity in loss of Carbon Solutions	1,279	—
Noncontrolling interest in loss of subsidiary	(76)	(32)
Changes in operating assets and liabilities:
Trade receivables, net	209	767
Prepaid expenses and other	(1,347)	(129)
Accounts payable	230	(1,220)
Accrued payroll and related liabilities	(411)	92
Deferred revenue and other	1,620	936

Net cash (used in) provided by operating activities	(1,036)	37

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment and other assets	(263)	(6,623)
Cash balance held in deconsolidated subsidiary	(25,171)	—
Investment in certificate of deposit	(400)	—
Investment in securities	—	(668)
Proceeds from sale of securities and certificates of deposit	—	727

Net cash used in investing activities	(25,834)	(6,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	4	—
Stock issuance costs	(7)	—

Net cash used in financing activities	(3)	—

DECREASE IN CASH AND CASH EQUIVALENTS	(26,873)	(6,527)

CASH AND CASH EQUIVALENTS, beginning of period	28,201	13,482

CASH AND CASH EQUIVALENTS, end of period	$1,328	$6,955

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW FINANCING ACTIVITIES:

Accrued development project expenditures	$—	$180

Stock and stock options issued for services	$624	$589

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

(1) Basis of Presentation

ADA-ES, Inc. (“ADA”) and its wholly-owned subsidiary, ADA Environmental Solutions, LLC (“ADA LLC”) and its 50% joint venture interest in Clean Coal Solutions, LLC (“Clean Coal”), are collectively referred to as the “Company”. Our Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. Our Company generates a substantial part of its revenue from the sale of Activated Carbon Injection (“ACI”) systems and contracts co-funded by the government and industry. Our sales occur principally throughout the United States.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial statements of ADA and its subsidiaries, ADA LLC and Clean Coal. The Company has eliminated all significant intercompany balances and transactions in consolidation. As discussed in Note 2 below, the consolidated balance sheet at December 31, 2008 included the consolidation of another entity.

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Equity Investment in Unconsolidated Entity

On October 1, 2008, the Company formed a joint venture with Energy Capital Partners I, LP and its affiliated funds (“ECP”) known as ADA Carbon Solutions, LLC (“Carbon Solutions”). As of June 30, 2009, ADA owns a 49% interest in Carbon Solutions. Carbon Solutions includes its wholly-owned subsidiaries of Red River Environmental Products, LLC (“Red River”), Five Forks Mining, LLC, Morton Environmental Products, LLC, Underwood Environmental Products, LLC, and Crowfoot Supply Company, LLC (“Crowfoot Supply”). Our net investment of $23.7 million in Carbon Solutions is accounted for under the equity method of accounting. Accordingly, our respective share of Carbon Solution’s net loss for the period has been recognized on the consolidated statement of operations and comprehensive income and our investment in Carbon Solutions has been reduced by our respective share of such loss. Carbon Solutions is principally engaged in development activities related to its activated carbon (“AC”) business and construction of an AC Manufacturing Facility (the “AC Facility”).

At December 31, 2008, the Company owned 50% of Carbon Solutions and consolidated Carbon Solutions with the accounts of the Company in its financial statements. As of June 30, 2009, the Company no longer held a 50% interest in Carbon Solutions as our joint venture partner converted a portion of its preferred equity contribution to ordinary capital contributions as of that date. Accordingly, our interest decreased to 49% and the Company has deconsolidated Carbon Solutions in the accompanying financial statements and have accounted for the investment in Carbon Solutions under the equity method.

The Company provides certain services to Carbon Solutions under a Master Services Agreement (“MSA”). Sales and other revenues under the MSA totaled $290,000 and $784,000 for the three and six months ended June 30, 2009, respectively, which amounts are included in other revenues in the accompanying consolidated statement of operations. At June 30, 2009, $247,000 was due from Carbon Solutions, which amount is included in the Company’s consolidated balance sheet in trade receivables.

Following are summarized information as to assets, liabilities and results of operations of Carbon Solutions:

	As of June 30, 2009	As of December 31, 2008
	(In thousands)
Current assets	$8,517	$26,255
Property, equipment and other long term assets	119,568	35,820

Total assets	$128,085	$62,075

Total liabilities	$24,130	$12,066

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(In thousands)
Net revenue	$2,073	$2,463
Net loss	$(1,333)	$(2,559)

Carbon Solutions was formed on October 1, 2008 and, accordingly, there were no net revenues or results of operations for the three and six months ended June 30, 2008.

(3) Net Loss Per Share

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion would be anti-dilutive.

All outstanding stock options (See Note 5) to purchase shares of common stock for the three and six months ended June 30, 2009 and 2008 were excluded from the calculation of diluted shares as their effect is anti-dilutive.

(4) Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in years	As of June 30, 2009	As of December 31, 2008
		(In thousands)
Construction in process	—	$—	$32,552
Land	—	—	485
Machinery and equipment	3-10	2,388	2,896
Leasehold improvements	5	504	504
Furniture and fixtures	3-7	257	344

		3,149	36,781

Less accumulated depreciation and amortization		(2,038)	(1,777)

Total property and equipment, net		$1,111	$35,004

Depreciation and amortization of property and equipment for the six months ended June 30, 2009 and 2008 was $271,000 and $230,000, respectively.

Carbon Solutions’ net property, plant and equipment totaled approximately $33.9 million at December 31, 2008.

(5) Share Based Compensation

During 2003, the Company adopted the 2003 ADA-ES, Inc. Stock Option Plan and reserved 400,000 shares of Common Stock for issuance under the plan. In general, all options granted under the plan expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price of an option was determined by the compensation committee of the Board of Directors at the time the option was granted and was equal to 100% of the fair market value of a share of our Common Stock on the date the option was granted. This plan was cancelled and replaced by the 2007 Equity Incentive Plan described below, and as a result, 148,506 shares of Common Stock originally reserved for issuance upon exercise of options grantable under the 2003 Plan were removed from the 2003 Plan. During 2008, 13,552 options were forfeited. In May 2009, 1,250 options were exercised and 1,291 options were forfeited. As of June 30, 2009, 70,269 options remained outstanding and exercisable under this plan.

During 2004, the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company’s Common Stock to executive officers of the Company, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a ten year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In January 2009, the Board of Directors authorized the vesting of the remaining unvested options totaling 117,234 under this plan with a fair value of $236,000. As of June 30, 2009, 166,663 options remain outstanding and exercisable under this plan.

During 2004, the Company adopted a plan (the “2004 Plan”) for the issuance of shares and the grant of options to purchase shares of the Company’s Common Stock to the Company’s non-management directors. The 2004 Plan provided for the grant of options to purchase 5,000 shares of common stock per individual non-management director, or 35,000 in total, all of which were formally granted in 2005 after approval of the 2004 Plan by the Company’s shareholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and vested over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. As of June 30, 2009, 13,333 options were outstanding and exercisable under the 2004 Plan.

During 2005, the Company adopted the 2005 Directors’ Compensation Plan (the “2005 Plan”), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of the Company’s Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors of the Company in the form of awards of shares of Common Stock and options to purchase Common Stock of the Company for services performed for the Company. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price for options granted under the 2005 Plan will be the market price on the date of grant, the shares of Common Stock underlying the option will vest at a rate of no more than 1,667 shares per annual period per individual, and any unvested options that are outstanding at the date the individual is no longer a director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. As of June 30, 2009, 20,000 options remain outstanding, all of which were vested and exercisable under this plan.

Following is a table of options activity for the six months ended June 30, 2009:

	Director & Employee Options	Non-Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2009	272,806	9,000	$10.21
Granted	—	—	—
Exercised	(1,250)	—	2.80
Forfeited	(1,291)	—	13.80

OPTIONS OUTSTANDING, June 30, 2009	270,265	9,000	$10.23

OPTIONS EXERCISABLE, June 30, 2009	270,265	9,000	$10.23

The aggregate intrinsic value of options exercisable at June 30, 2009 was a loss of $1.7 million based on a market price of $3.99.

Stock options outstanding at June 30, 2009 are summarized in the table below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price
$2.80	10,415	$2.80	10,415	4.3	$2.80
$8.60 - $10.00	183,343	$8.64	183,343	6.3	$8.64
$13.80 - $15.20	85,507	$14.53	85,507	4.0	$14.53

	279,265	$10.23	279,265	5.6	$10.23

No options were granted in the three or six months ended June 30, 2009. For the three months ended June 30, 2008, 5,000 options were granted.

During 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which replaced the 2003 Plan, as noted above. The 2007 Plan authorizes the issuance to employees, directors and consultants of up to 675,593 shares of common stock, either as restricted stock grants or to underlie options to purchase shares of the Company’s common stock. Under the 2007 Plan, awards of stock (in the form of stock, restricted stock or shares underlying stock options) are limited to not more than 30,000 shares per individual per year with a maximum of 10,000 shares grantable in any year to non-management directors. In general, all options granted under the 2007 Plan will expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price for options granted under the 2007 Plan will be the market price on the date of grant and the shares of common stock underlying the option will vest on the passage of specified times following the date of grant, the occurrence of one of more events, the satisfaction of performance criteria or other conditions specified by the Company’s Board of Directors.

During 2008 and thus far in 2009, the Board of Directors has awarded stock under the 2007 Plan. All non-executive employees and certain officers were entitled to an award of restricted stock under the following conditions: (1) employees that had not received stock options upon commencement of employment received a restricted stock award based on a percentage of their starting salaries; (2) employees that had received stock options upon commencement of employment had the option to exchange any remaining stock options outstanding for a restricted stock award based on their starting salary; and (3) employees with five or more years of service received a restricted stock award based on a percentage of their current annual salary. The purchase price for restricted stock is $0.01 per share and the restricted stock vests over a five-year period on an annual basis. Unvested shares of restricted stock are subject to repurchase by the Company upon termination of employment with the Company. The stock based compensation related to the restricted stock award is based on the fair market value of a share of our Common Stock on the date of the award. In the first quarter of 2009, 1,443 shares of restricted stock (net of a repurchase) were issued to new and five year anniversary employees, 47,688 of restricted stock were issued under incentive programs for which the shares were previously reserved and 88,814 shares of stock were issued as compensation to employees, officers, and directors for services rendered to the Company. In the second quarter of 2009, 2,271 shares of restricted stock (net of repurchases) were issued to new and five year anniversary employees, 40,134 shares of stock were issued as compensation to consultants, employees, officers, and directors for services and 22,484 shares of stock were issued to cover the Company’s 401(k) matching contribution. For the three and six months ended June 30, 2009, the Company recognized $13,000 and $130,000 respectively, of compensation costs related to the vesting of restricted stock. For the three and six months ended June 30, 2009, the Company recognized $85,000 and $429,000 of expense, respectively, related to the issuance of stock.

A summary of the status of the non-vested shares as of June 30, 2009 is presented below:

Non-vested Shares	Shares
Non-vested at January 1, 2009	110,786
Granted	61,253
Vested	(2,380)
Forfeited	(9,851)

Non-vested at June 30, 2009	159,808

As of June 30, 2009, there was $242,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. This cost is expected to be recognized over a five year period. The total fair value of shares underlying stock options which vested during the quarters ended June 30, 2009 and 2008 was $0 and $53,000, respectively.

(6) Stockholders’ Equity

On January 1, 2009, the Company adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (FASB ASC 810-10). Accordingly, amounts attributable to minority interests in subsidiaries are now recognized as noncontrolling interests and are included in the stockholders’ equity section of the consolidated balance sheet.

The Consolidated Statements of Changes in Stockholders’ Equity now provides for presentation of a noncontrolling interest. For the periods ended June 30, 2009 and 2008, the noncontrolling interest portion of stockholders’ equity includes a noncontrolling interest related to Clean Coal.

(7) Commitments and Contingencies

Under certain contracts to supply ACI systems, the Company may grant performance guaranties to the owner of the system that guarantee the performance of the associated equipment for a specified period. The Company may also guarantee the achievement of a certain level of mercury removal based upon the injection of a specified quantity of a qualified AC at a specified rate given other plant operating conditions. In the event the equipment fails to perform as specified, the Company is obligated to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company may have a “make right” obligation within the contract limits. The Company assesses the risks inherent in each applicable contract and accrues an estimate that is based on costs incurred over the performance period of the contract. Such costs are included in the Company’s accrued warranty and other liabilities in the accompanying consolidated balance sheets. Any warranty costs paid out in the future will be charged against the accrual. The adequacy of warranty accrual balances is assessed at least quarterly based on current facts and circumstances and adjustments are made as needed. The change in the carrying amount for the Company’s equipment warranties and performance guaranties follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Beginning Balance	$556	$369	$546	$309
Warranties and guaranties accrued	44	50	58	127
Expenses paid	(1)	(1)	(5)	(18)

Ending Balance	$599	$418	$599	$418

At June 30, 2009, the Company had a standby letter of credit for $80,000 related to an installation of an ACI system. This commitment was not recorded on the Company’s consolidated balance sheet as the Company does not expect the funds to be called upon under the letter of credit.

In 2008, The Company made certain guaranties and undertook other obligations related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded on the Company’s consolidated balance sheet as the Company does not expect such guaranties and obligations to be called upon.

Summaries of the guaranties and obligations related to Carbon Solutions as of June 30, 2009 are as follows:

The Company had engaged an independent project development consultant (the “AC Consultant”), to oversee the development and construction of the AC Facility. The contract with the AC Consultant was assigned to Carbon Solutions in October 2008 and was terminated in July 2009, when the AC Consultant was hired as an executive officer of Carbon Solutions.

The Company has guaranteed all amounts owed by Red River under its $243.6 million contract for the “turn-key” engineering, design, construction and other services for the AC Facility. Red River can terminate this contract for convenience at any time but would be liable for (a) the amount earned by the contractor under the contract through the effective date of termination, (b) cancellation charges to the contractor’s subcontractors, (c) other reasonable termination-related costs incurred by the contractor, (d) costs of demobilization, and (e) unreimbursed sales taxes paid by the contractor. The remaining obligation under this contract at June 30, 2009 is approximately $178.6 million.

In 2008, Red River entered into four contracts with an independent equipment supplier for the purchase of certain equipment. At or prior to the closing of Carbon Solutions’ debt financing for its activated carbon facility, Red River will provide the supplier with a “parent guaranty” to guarantee payment and other obligations for which Red River is obligated under the equipment contracts. The parent guaranty is applicable to both the Company and our partner in the joint venture. At June 30, 2009, the remaining obligation under these contracts totaled approximately $23.8 million. Red River may terminate these contracts for convenience at any time and would be liable for (a) reimbursable costs and amounts owing for achievement of milestones and progress payments to date, (b) reasonable and necessary cancellation charges incurred by the supplier in relation to its subcontractors, and (c) reasonably incurred actual costs of demobilization.

Red River entered into a sales contract with a major utility. The terms of the contract, including amendments, provide for ADA’s guarantee of Red River’s performance up to a maximum of $750,000. This guaranty would expire upon the earlier of consummation of debt financing for the AC Facility or the date commercial operations commence at the AC Facility.

The Company has also guaranteed the obligations of Red River under a sales contract (which has since been amended) with another major utility. If this customer terminates the agreement because of Red River’s default prior to commencement of delivery of AC from its AC Facility, damages can be awarded, up to a maximum of $10 million, through the first calendar quarter of 2010. Both parties are entitled to require specific performance of the other in limited circumstances when the cover remedies prove inadequate. No later than five business days after the third party debt financing portion for the AC Facility is obtained, each party is obligated to deliver to the other a $10 million standby, unconditional, irrevocable letter of credit to secure the obligations to the other party in the event of default.

Under terms of agreements with the joint venture, Red River has agreed to reimburse the Company in the event the Company is required to make payments related to these guaranties and has granted a secured interest in its assets to ADA to secure the reimbursement agreement. Carbon Solutions has guaranteed the obligations of Red River under the reimbursement agreement and has pledged its equity interest in Red River to the Company as security for this guaranty. The Company has assigned its rights under these agreements to ECP, and any amounts payable to the Company would be paid directly to ECP until ECP’s preferred equity in Carbon Solutions is fully redeemed or converted.

(8) Business Segment Information

The following information relates to the Company’s two reportable segments: Mercury emission control (“MEC”) and Flue gas conditioning and other (“FGC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
REVENUE:
MEC	$4,365	$3,758	$8,765	$7,658
FGC	393	89	964	192

Total	$4,758	$3,847	$9,729	$7,850

SEGMENT PROFIT (LOSS):
MEC	$1,544	$1,070	$3,088	$1,970
FGC	(67)	(88)	176	(155)

Total	$1,477	$982	$3,264	$1,815

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Total segment profit	$1,477	$982	$3,264	$1,815
Non-allocated general and administrative expenses	(3,340)	(1,220)	(5,255)	(2,462)
Depreciation and amortization	(139)	(125)	(277)	(237)
Interest, other income and deferred income tax (provision) benefit	973	210	1,298	546
Equity in loss of Carbon Solutions	(665)	—	(1,279)	—
Net loss attributable to noncontrolling interest	64	15	76	32

Net loss	$(1,630)	$(138)	$(2,173)	$(306)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to any one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, audit fees, non-project specific legal fees and corporate governance expenses.

(9) Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162, which eliminates the previous US GAAP hierarchy and designates US GAAP into two levels – authoritative and nonauthoritative. It also designates the Codification as the single source of authoritative US GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company has provided a parenthetical reference under the guidance of SFAS 168 for all citations listed in these financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (FASB ASC 855-10). The standard does not require significant changes regarding recognition or disclosure of subsequent events but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after June 15, 2009 which was the quarter ended June 30, 2009. The implementation of this standard did not have a significant impact on our financial statements. The Company has performed an evaluation of subsequent events through August 13, 2009, which is the date the financial statements were issued.

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”) (FASB ASC 260-10-45-60B). EITF 03-6-1 (FASB ASC 260-10-45-60B) provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share (FASB ASC 260-10-45-59A). EITF 03-6-1 (FASB ASC 260-10-45-60B) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in EITF 03-6-1. Early application of EITF 03-6-1 (FASB ASC 260-10-45-60B) is prohibited. The Company has not issued dividends or dividend equivalents and, consequently, the adoption of EITF 03-6-1 (FASB 260-10-45-60B) has not had a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FASB ASC 350-30-50-4). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) (FASB ASC 350-30). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 (FASB ASC 350-30) and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R (FASB ASC 805-10-65), and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP had no material effect on our financial statements.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) (FASB ASC 820-10-05) for recurring financial fair value measurements. SFAS 157 (FASB ASC 820-10-05) introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On December 31, 2007, the Company had one level I asset which was available for sale securities and such amounts were reported at their fair value. The adoption of SFAS 157 (FASB ASC 820-10-05) for recurring financial fair value measurements had no material impact on our financial statements. The Company has adopted SFAS 157 (FASB ASC 820-10-05) for non-recurring and non-financial fair value measurements effective January 1, 2009, and such adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (FASB ASC 810-10). SFAS No. 160 (FASB ASC 810-10) requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. The Company adopted SFAS No. 160 (FASB ASC 810-10) on January 1, 2009. The Company recharacterized our reportable minority interests as noncontrolling interests and classified these interests as a component of equity in our consolidated financial statements. The Company has deconsolidated Carbon Solutions as of June 30, 2009 and account for gains and losses under the equity method of accounting.

In December 2007, the FASB also issued SFAS 141 (revised 2007), “Business Combinations”, (“SFAS 141R”) (FASB ASC 805-10), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R (FASB ASC 805-10-50) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R (FASB ASC 805-10-65-1) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R (FASB ASC 805-10) will depend on the future business combinations the Company may pursue after its effective date. Under SFAS 141R (FASB ASC 805-10-25), all acquisition costs are expensed as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words or phrases such as “anticipate,” “assume,” “believe,” “hope,” “expect,” “intend,” “plan,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	the impact of the withdrawal of the appeal of the CAMR ruling, whether MACT-based mercury regulations will be promulgated and/or mercury control legislation will be enacted and timing and impact of such regulations or legislation;

(b)	expected growth in the MEC market and decline in the FGC market;

(c)	expected growth in the power industry’s interest in DOE carbon dioxide(CO2) capture projects;

(d)	the appropriation of funds by Congress for DOE projects and for CO2 technology;

(e)	the timing of awarding of contracts and their value;

(f)	the expected costs, capacity of, funding of and timing for the commencement of operations at Carbon Solution’s AC Facility;

(g)	possible changes in our ownership of Carbon Solutions;

(h)	timing and amounts of or changes in future revenues, funding for our business, margins, expenses, cash flow and other financial measures;

(i)	impact of litigation;

(j)	Clean Coal’s plans to build refined coal facilities and expected costs;

(k)	the sufficiency of our working capital; and

(l)	the materiality of any future adjustments to previously received revenue as a result of DOE audits.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to: the government’s failure to enact legislation, promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, prices, economic conditions and market demand; impact of competition and litigation; availability, cost of and demand for alternative energy sources and other technologies; operational difficulties; loss of key personnel; availability of skilled personnel; failure to satisfy performance guaranties; results of demonstrations of our refined coal technology; risk related to the joint venture, Carbon Solutions, including the changes in the costs and timing of construction of the AC Facility; failure to raise additional equity financing or satisfy conditions in our existing equity financing agreements; inability of Carbon Solutions to sign or close acceptable debt financing, coal supply or off-take agreements with respect to the AC Facility in a timely manner; availability of raw materials and equipment for our businesses; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our annual report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements made in this release, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

We develop and implement proprietary environmental technology and provide specialty chemicals to the coal-burning electric utility industry. Revenues are generated through (1) the supply of powdered activated carbon injection (“ACI”) systems, and related services for the growing mercury emission control (“MEC”) market, including projects that are co-funded by government (Department of Energy – “DOE”) and industry and (2) the sale of specialty chemicals and services for flue gas conditioning (“FGC”) and other applications. We have also begun research and development efforts in CO2 capture and control from coal-fired boilers, and in 2008, we commenced work on our first significant contract which is scheduled to continue up to the end of 2010. We are also developing and marketing our refined coal technology through our 50% interest in the Clean Coal joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation. In addition, the ADA Carbon Solutions, LLC (“Carbon Solutions”) joint venture, of which we own 49% as of June 30, 2009, is constructing an activated carbon (“AC”) manufacturing facility in Coushatta, Red River Parish, Louisiana (the “AC Facility”) primarily for mercury control applications and is developing interim sources of AC to supply to utility customers until such time as the AC Facility is operational. References to Carbon Solutions include its wholly-owned subsidiaries of Red River Environmental Products, LLC (“Red River”), Five Forks Mining, LLC, Morton Environmental Products, LLC, Underwood Environmental Products, LLC, and Crowfoot Supply Company, LLC (“Crowfoot Supply”).

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control in March 2005. A dozen states and several environmental groups had previously sued the EPA alleging that the process that resulted in the relatively lenient Clean Air Mercury Rule (“CAMR”) violated the Clean Air Act and that CAMR was therefore invalid. In February 2008, the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the plaintiffs in that case, holding that the EPA violated the Clean Air Act in the process it used to enact CAMR, and that CAMR was therefore invalid. The Court’s ruling remanded the matter to the EPA for further proceedings; and the EPA filed an appeal of the ruling with the Court. In May 2008, the District of Columbia Circuit Court rejected the EPA’s petition for an en banc rehearing on CAMR. In February 2009, EPA withdrew its appeal of the CAMR ruling, clearing the way for it to promulgate mercury standards under Section 112 of the Clean Air Act, which governs hazardous air pollutants from stationary sources. The EPA has commenced that process but has yet to set any defined timeline for completion. In the interim, the lack of clear mercury emission regulations has generated uncertainty among independent power producers and utilities as to what will be required and is impacting their ability to include mercury control costs in their rate bases. We believe that the EPA will finalize a maximum achievable control technology (“MACT”)-based mercury regulation and/or Congress will enact new legislation requiring stricter mercury emission control within the next year or two with implementation deadlines over the subsequent two to three years. In addition to the independent power producers and utilities, EPA has started the process of developing a MACT-based mercury emissions regulation for the Portland cement industry. The EPA issued a draft cement MACT regulation in April 2009 and is accepting public comments through September 4, 2009. The cement MACT final regulation is scheduled to be issued no later than the spring of 2010. This regulation could require ACI systems on up to 110 cement kilns in the U.S.

While federal regulation remains uncertain, the market potential remains strong in 18 states that either have passed their own mercury control regulations or have entered agreements to reduce mercury emission, for new power plants and for several Canadian provinces. We believe that further substantial long-term growth of the MEC market for the independent power producer and utilities industry will most likely depend on how industry chooses to respond to the pending federal and state regulations. We anticipate this will create an even larger market for our mercury control products beyond 2010. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. DOE’s latest report issued in 2009 includes 83 existing and planned new power plant projects totaling 49 GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) equipment sales of ACI systems and (ii) mercury testing and consulting services. State regulations and increasing numbers of consent decrees, which were unaffected by the invalidation of CAMR, are the largest market driver for this part of our business. Although we expect this market to be flat and show little growth over the next year, we believe the opportunity for the most significant revenue growth will occur when final federal regulations or legislation impacts a significant portion of previously uncontrolled and existing boilers.

Thus far in 2009, we have signed contracts for seven ACI systems to be delivered in 2009 and 2010, bringing the total number of ACI systems that we are in process of installing or have installed as of July 2009 to 43. We believe the eventual outcome of the invalidation of CAMR will accelerate and further expand the market for our MEC products and services. Because many of our current and potential customers would be affected by new federal regulations replacing CAMR, we are seeing delays in the decision-making process on mercury control as a result of the invalidation of CAMR, which has postponed the award of some near-term projects as independent power producers and utilities revise their long-term plans for compliance. Revenue from ACI system contracts totaled $3.0 million and $5.9 million respectively for the three and six months ended June 30, 2009. We had contracts in progress at quarter-end for supply of ACI systems totaling approximately $7.5 million.

We expect funding for mercury control evaluation, optimization and testing projects directly from independent power producers and utilities to increase as they strive to meet state and local regulations. In addition, we anticipate that DOE may fund other projects related to our business, including projects aimed at CO2 control. Revenue from DOE and industry demonstration contracts totaled $874,000 and $1.8 million respectively for the three and six months ended June 30, 2009. We anticipate that DOE programs will continue to represent an important segment but a smaller overall percentage of revenues as other revenues increase over the next few years as we focus more on market growth for ACI systems for mercury emission control.

In order to maintain our 50% ownership in our Clean Coal joint venture with NexGen, we are obligated to fund half of its operating costs and capital expenditures. We expect our portion of operating costs to average approximately $16,000 per month or approximately $193,000 total in 2009, which amount may increase due to cost-sharing of full-scale demonstrations which we believe will qualify as permanent refined coal installations if demonstrations currently being discussed are completed. In addition, Clean Coal is planning to put into operation several facilities to produce refined coal prior to the qualification deadline discussed below and is presently in negotiations with numerous parties to that end. Clean Coal has initiated staged purchase commitments to build several facilities to be available to put in operation prior to year-end, the estimated total capital expenditure in 2009 for which is approximately $2.6 million. If all such facilities are placed in service in time and the product qualifies for the Section 45 tax credit, they will have the potential of producing profits for Clean Coal in excess of $20.0 million per year for up to ten years. We have committed to hardware for two of the facilities and the other commitments will be made during August and September. The decision to proceed on such facilities depends on the outcome of planned demonstrations, the status of negotiations with third parties, receiving explicit guidance from the IRS and other milestones that we are closely monitoring. Our net operating loss for the quarter ended June 30, 2009 includes net costs of $146,000 related to our refined coal efforts and $311,000 from Clean Coal. The ability of Clean Coal to sell its planned refined coal product and qualify for the expected Section 45 tax credits depends on several conditions, including demonstrating qualified emission reductions, finalizing necessary contractual agreements, and completing construction, installation and startup of such facilities prior to January 1, 2010. The IRS guidance, which was originally to be announced by June 30, 2009 and is now expected before the end of August 2009, is key to securing and finalizing utility contracts. If Clean Coal succeeds in obtaining approval for the Section 45 tax credits and sells a facility to a third party, NexGen has the right to maintain its 50% interest by making additional payments to us that total $4.0 million commencing after Clean Coal receives such qualification. NexGen is not obligated to make those payments, but if it does not do so once Clean Coal has qualified for the Section 45 tax credits, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount of the $4.0 million that it elects not to pay, if any.

Carbon Solutions, our joint venture company with Energy Capital Partners I, LP and its affiliated funds (“ECP”), is constructing the AC Facility, which is scheduled to commence operations in the spring of 2010. The AC Facility is expected to provide 150 million pounds per year (first production line) of powdered activated carbon for use in coal-fired power plant mercury control applications.

In order to supply early and interim quantities of AC to the utility mercury control market, Crowfoot Supply operates an AC processing facility in Texas acquired from Winfield Industries, Inc. (“Winfield”) and has a take or pay Carbon Supply Agreement with Winfield to purchase AC which began in 2008, with options to increase quantities during 2009 and with additional amounts available for 2010. From this facility, Crowfoot Supply produced its first batch of treated AC and performed a full scale power plant test that achieved greater than 90% mercury removal. Crowfoot Supply has developed a larger offsite processing and logistics facility that commenced operations in the second quarter of 2009 and later will operate in conjunction with the AC Facility. Red River is currently selling AC on a continuous basis from this facility to meet delivery obligations under existing off-take agreements, which total approximately $160 million to date, and expects to offer such supply to potential long-term customers who may become parties to off-take contracts for AC to be supplied from the AC Facility. The capacity of this facility is sufficient to meet Red River’s present and 2010 delivery obligation under its off-take agreements. Carbon Solutions continues to negotiate long-term customer off-take contracts for its business. Many of the state mercury regulations already in place begin in 2010 and as such there are several utilities and independent power producers engaged in an AC procurement process this year. Given what it believes to be the current tight AC supply/demand situation in the U.S., Carbon Solutions expects to be able to sell the majority of its AC output under three-to-five year contracts to owners of coal-fired power plants for the purpose of mercury emission mitigation.

Under the terms of the Limited Liability Agreement (the “LLC Agreement”) of Carbon Solutions among ECP and ADA, ADA has contributed $25.6 million in cash and other property and ECP has contributed cash of $82.0 million through June 30, 2009. ECP has committed to contribute capital up to 200% of the expected net proceeds of our expected sale of Series A and B Convertible Preferred Stock (the “Private Placement”) to ECP under the Securities Purchase Agreement dated as of October 1, 2008, as amended (“SPA”), in exchange for non-voting preferred equity in Carbon Solutions, until the time that the Private Placement is completed. During the six months ended June 30, 2009, ECP made preferred equity contributions of capital totaling $56.5 million, which is included in the above amount. One-half of such preferred equity bears a preferred return of 12% per annum, and the other half does not bear a preferred return. If we consummate the sale of our Preferred Stock to ECP under the SPA, we will invest the net proceeds, expected to be $18.8 million, in Carbon Solutions for the AC Facility, and an equal amount of ECP’s outstanding preferred equity bearing a 12% preferred return, plus the applicable 12% preferred return, would be redeemed and a matching amount of ECP’s preferred equity that does not bear a preferred return would be converted into ordinary capital contributions. ADA does not have any further capital commitments to Carbon Solutions, and we expect that all future funding for the AC Facility will come from ECP and third-party debt financing. Effective June 30, 2009, ECP converted some of its preferred equity contributions to ordinary capital contributions resulting in a dilution of our ownership percentage down to 49% from 50%. We are currently providing certain services to Carbon Solutions under a Master Service Agreement (“MSA”). Revenues from the MSA are discussed below. Through August 1, 2009 ECP had contributed cash in total of $112.1 million to Carbon Solutions and continues to fund all capital calls and project expenditures. We expect that our ultimate ownership percentage in Carbon Solutions’ first production facility to be approximately 30% after the anticipated capital costs and debt structures are finalized and in place.

The market for our FGC chemicals and services has been declining over the last couple of years, and this is not expected to change dramatically until the uncertainty caused by the CAMR ruling has been eliminated. We are responding to inquiries about our product meeting the needs of the changing regulations in combination for mercury control, and recently sold one system for such use. With a defined mercury rule or legislation, we believe there will be opportunities to combine FGC with AC, as FGC can enhance the performance of AC in specific applications. Margins on these products are typically higher than what we recognize for our present MEC sales and represent an important, but decreasing, contribution to our overall revenue and profit potential. Also included in this segment is revenue from the above mentioned MSA with Carbon Solutions.

Results of Operations – 2nd Quarter and YTD 2009 versus 2nd Quarter and YTD 2008

Revenues totaled $4.8 million and $9.7 million for the three and six months ended June 30, 2009, respectively, versus $3.8 million and $7.9 million for the three and six months ended June 30, 2008, representing an increase of 26% and 24% for the quarter and year to date. We expect overall revenues will show little additional growth until revised mercury control regulations are implemented or legislation is enacted. Revenues in our MEC segment for 2009 increased for the second quarter and first six months by $607,000 and $1.1 million, respectively (16% and 14%), and FGC and other activities increased by $304,000 and $772,000, respectively as compared to the same periods in 2008.

Revenues from the MEC segment for the six months ended June 30, 2009 were comprised of ACI systems (67%), government and industry-supported contracts (21%), and consulting services (12%), compared to 61%, 32% and 7%, respectively, for such components for the 2008 period. We had contracts in progress at quarter-end for supply of ACI systems with remaining revenue of approximately $7.5 million, $6.4 million of which are expected to be recognized during the remaining six months of 2009 and the remainder in 2010. Our ACI systems revenues were $3.0 million and $5.9 million for the three and six months ended June 30, 2009, representing an increase of 34% and 26% compared to those same periods in 2008. However, with uncertainties concerning mercury regulations mentioned above, we continue to anticipate little, if any, growth in 2009 and 2010 in the MEC segment resulting primarily from an increasing number of retrofit ACI systems being purchased in response to mercury emission control legislation enacted by states.

Our DOE and industry mercury demonstration contract revenues totaled $874,000 and $1.8 million for the three and six months ended June 30, 2009, representing a decrease of 15% and 26% compared to 2008. The remaining unearned amount of these contracts was $2.7 million as of June 30, 2009, of which $1.2 million is expected to be recognized during the last six months of 2009 (including cash contributions by other industry partners). We expect the DOE funding for mercury related projects to continue to decline or be eliminated, however, increased funding for CO2 capture technology from government and industry supported contracts has begun to replace that source of revenue for us in 2009, and we expect this to continue. We are also seeing increased funding for clean coal technology through the American Recovery and Reinvestment Act which allocated $3.4 billion to support development and demonstration of technology to capture and store CO 2 from coal-fired power plants.

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

Revenues from consulting services included in the MEC segment totaled $481,000 and $1.1 million for the three and six months ended June 30, 2009, representing an increase of 0% and 97% compared to those periods in 2008. This increase was primarily related to increased activity with current and new test programs that commenced during the first six months of 2009.

FGC and other revenues for the three and six months ended June 30, 2009 increased by $304,000 and $772,000, respectively, due primarily to the inclusion of other revenue generated under our MSA with Carbon Solutions. We expect FGC chemical revenues in 2009 to be lower than 2008 as we are experiencing declining sales of chemical to continuing customers. Revenues related to our MSA were $290,000 and $784,000 for the three and six months ended June 30, 2009. There were no MSA revenues in 2008. We expect that MSA revenues will remain fairly constant over the remaining six months of 2009.

Cost of revenues increased by $560,000 and $690,000 or 23% and 14% for the three and six months ended June 30, 2009, respectively from the same periods in 2008 primarily due to changes in volume of sales and changes in our business mix. The increase reflects increased margins in MEC, offset by decreased margins in FGC and other segments. Gross margins were 38% and 41% for the three and six months ended June 30, 2009 respectively, as compared to 38% and 35% for the same periods in 2008. For the near term, we expect the sales of ACI systems and MSA revenues to continue to represent an increasing source of revenues, for which the anticipated gross margins are lower than for our specialty chemical sales and DOE demonstration work that involves industry cost-sharing. We expect the amount of fixed price and time and materials work in the MEC segment for the near term to represent an increasing source of revenue. As a result, we expect overall gross margins for fiscal year 2009 to be consistent with the levels achieved in fiscal year 2008.

Cost of revenues for the MEC segment increased by $230,000 and $133,000 or 10% and 3% for the three and six months ended June 30, 2009, respectively, from the same periods in 2008, primarily as a result of the increased revenue-generating activities from our ACI system sales and other consulting services. Gross margins for the MEC segment were 42% and 38% for the three and six months ended June 30, 2009, respectively, as compared to 38% and 36% for the 2008 periods. The increase in gross margins from the prior year resulted from an increase in margins on ACI systems sold due to improvements in design and internal efficiencies. Looking further ahead, we expect ACI system sales, government and industry-supported demonstration work and other consulting services to maintain MEC margins consistent with prior years, as long as we are able to maintain our competitive advantages and closely control related costs.

Cost of revenues for the FGC and other segment increased by $330,000 and $557,000 the three and six months ended June 30, 2009, respectively, from the same periods in 2008. Gross margins for this segment were 0% and 2% for the three and six months ended June 30, 2009 respectively, as compared to 8% and 11% for the comparable 2008 periods. The decrease in gross margins from 2009 to 2008 is attributed to higher chemical costs and billing arrangements with the MSA, offset by direct costs related to the current joint venture activities of Clean Coal. FGC and other revenues comprised 8% and 10% of total revenues for the six months ended June 30, 2009, compared to 2% for both the three and six months ended June 30, 2008. The changes in the FGC segment profits for the six months ended June 30, 2009 from the six months ended June 30, 2008 are a result of the same factors mentioned above.

General and administrative expenses increased by $2.0 million and $2.6 million or 138% or 88% to approximately $3.5 million and $5.6 million for the three and six months ended June 30, 2009, respectively, from the same periods in 2008. The dollar increases in both the three and six months ended June 30, 2009 resulted primarily from increased legal costs of $2.1 million and $2.6 million respectively, related to our litigation with Norit Americas, Inc. (“Norit”) and Calgon Carbon Corporation (“Calgon”) described in Part II, Item 1 of this Report. Under terms of the Joint Development Agreement executed with ECP on October 1, 2008, related to the formation of Carbon Solutions, we are required to indemnify ECP and Carbon Solutions for their costs incurred related to the Norit matter. Our legal expense for the three and six months ended June 30, 2009 includes estimates of such indemnity costs. We expect legal costs in the third quarter of 2009 to be similar to the previous quarter and decline substantially in the fourth quarter of 2009.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Direct research and development expenses decreased by $45,000 and $73,000 or 16% and 20% for the three and six months ended June 30, 2009 as compared to 2008 as a result of a decrease in DOE contract activities. We anticipate that our future R&D expenses will grow in direct proportion to DOE-funded CO2 work we perform for the next several years.

MEC segment profits increased by $474,000 and $1.1 million or 44% and 57% for three and six months ended June 30, 2009, respectively from the same periods in 2008. The increase was primarily a result of higher margins on the remaining DOE contracts and ACI systems sales for the period. FGC and other segment profit increased by $21,000 and $331,000 or 24% and 214% for the three and six months ended June 30, 2009, respectively, from the same periods in 2008. The increases were primarily the result of lower margin chemical sales and decreasing segment revenues offset by margins on MSA revenues in 2009.

We had net interest and other income of $10,000 and $20,000 for the three and six months ended June 30, 2009, as compared to $122,000 and $291,000, respectively from the same periods in 2008. Interest and other income decreased in 2009 due to liquidation of investments in order to make contributions of capital to Carbon Solutions, which resulted in lower invested balances. In addition, interest rates were at record lows resulting in lower earnings on interest-bearing accounts.

Our net operating loss for the three and six months ended June 30, 2009 includes net costs of $87,000 and $146,000 respectively, related to our refined coal efforts and $287,000 and $310,000 loss of the Clean Coal joint venture. If Clean Coal succeeds in obtaining approval for the Section 45 tax credits, NexGen has the right to maintain its 50% interest by making payments to us totaling $4.0 million commencing after Clean Coal receives such qualification. NexGen is not obligated to make those payments, but if it does not do so once Clean Coal has qualified for the Section 45 tax credits, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount of the $4.0 million that it elects not to pay, if any. In addition, our net operating loss includes our equity in the losses incurred by Carbon Solutions totaling $665,000 and $1.3 million for the three and six months ended June 30, 2009, respectively. We expect to continue to recognize a loss from our equity in Carbon Solutions until the AC Facility is operational.

The deferred income tax benefit for the six months ended June 30, 2009 represents our expected effective tax rate of approximately 36% for 2009, which is lower than the rate of 46% we recognized for the six months ended June 30, 2008. The change in effective rates is primarily the result of smaller impact of R&D tax credits for the six months ended June 30, 2009 as compared to the amount estimated for the six months ended June 30, 2008. Our income tax rate does not include any Section 45 tax credits from Clean Coal.

Liquidity and Capital Resources

We had cash and cash equivalents of $1.3 million and positive working capital of $4.7 million as of June 30, 2009, compared to cash and cash equivalents of $3.0 million and working capital of $4.4 million at December 31, 2008 when the previously consolidated balances of Carbon Solutions are excluded. The increase in working capital (excluding the previously consolidated Carbon Solutions amounts) is a result primarily from fluctuations in operating assets and liabilities in the normal course of business. We believe that existing and expected future working capital necessary for our operations will be sufficient for the next twelve months. Existing litigation costs, including indemnity costs discussed above, may impact working capital. We reached a settlement in July 2009 with Hudson Specialty Insurance Company (“Hudson”), as described in Part II, Item 1 of this report, to reimburse us for a portion of the legal costs associated with the Norit matter. We received $1.25 million subsequent to the quarter ended June 30, 2009 as a part of the settlement which has been recorded as an offset to legal costs incurred during the quarter ended June 30, 2009. Legal costs related to the indemnification of Carbon Solutions and ECP are being paid by Carbon Solutions resulting in an obligation payable to Carbon Solutions of approximately $1.7 million at June 30, 2009, which is recognized in the accompanying consolidated financial statements as a long-term liability under accrued warranty and other. We do not anticipate the use of current assets to satisfy this obligation. As we pursue endeavors to expand our CO related projects, we may need to seek additional funding from industry partners. We also expect to expend some of our current working capital to fund operations, particularly litigation expenses. We believe that we have sufficient resources on hand to continue pursuit of the growing MEC market.

We are required to contribute the net proceeds of the Private Placement (described above), expected to be $18.8 million, and of any equity financing, asset sale or other transaction outside of the ordinary course of business (other than any debt financing) resulting in cash proceeds to us occurring prior to the closing of the Private Placement to Carbon Solutions. Upon such contribution, an equal amount of ECP’s outstanding preferred equity bearing a 12% preferred return, plus the applicable 12% preferred return, would be redeemed and a matching amount of ECP’s preferred equity that does not bear a preferred return would be converted into ordinary capital contributions. If any of the preferred equity that ECP receives in connection with funding for the third tranche is not redeemed by the earliest of (i) the four-month anniversary of the date of such funding, (ii) if such funding was made prior to the closing of the Private Placement, the closing date of the Private Placement, (iii) the date of an ADA Triggering Event (as defined in the SPA), (iv) immediately prior to the closing of any Joint Venture Sale (as defined in the SPA), and (v) immediately prior to any determination to dissolve Carbon Solutions, then ECP would receive priority distributions on such preferred equity until it is redeemed or converted, and would have the option to convert any unredeemed preferred equity into ordinary capital contributions.

As of June 30, 2009, ECP had contributed approximately $56.5 million in preferred equity contributions, of which $26.4 million were convertible to ordinary capital contributions. Based on the anticipated level of equity that will be needed for the AC Facility, we believe our ownership interest may be diluted to an approximate 30% interest upon closing of the Private Placement, which we expect to occur sometime in late 2009. If our ownership interest is diluted below 35%, we may lose voting and management rights in Carbon Solutions.

Under a March 1, 2009 amendment to the LLC Agreement, ECP has the right to amend, modify or withdraw capital request notices, thereby giving ECP increased control over the funding of Carbon Solutions. In addition, in order to address the anticipated capital needs of Carbon Solutions, ECP may fund additional ordinary capital contributions or additional preferred equity contributions, in each case at such times and in such amounts as ECP determines are necessary to satisfy the capital requirements of Carbon Solutions.

If at any time prior to Carbon Solutions’ receipt of debt financing for the AC Facility, ECP reasonably determines, based on negotiations with lenders, anticipated delays or additional capital requirements of Carbon Solutions, that the AC Facility and related assets will need equity financing beyond that originally contemplated, ECP may notify Carbon Solutions of the amount of equity financing it believes will be required and may irrevocably commit to fund all or any portion of the that amount. If ECP commits to fund less than the entire amount, we may fund the balance.

Neither ADA nor ECP is required to fund additional capital contributions if certain developmental milestones and other conditions are not satisfied, an adverse development that has a material adverse effect on Carbon Solutions or any of its subsidiaries occurs, if the other party is in breach of the LLC Agreement or if the SPA is terminated. If funding of Carbon Solutions ceases, we and ECP may pursue a sale of Carbon Solutions, dissolve Carbon Solutions or buy out the other party’s interest in Carbon Solutions. Through August 1, 2009 ECP had contributed cash of $112.1 million to Carbon Solutions and continues to fund all capital calls and project expenditures

We have made guaranties and undertaken other commitments of approximately $203.2 million related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded on our financial statements as we do not expect the guaranties and commitments to be called upon.

Clean Coal, our 50% joint venture with NexGen, is planning to put several facilities to produce refined coal into operation in the near future. Clean Coal has initiated staged purchase commitments for several facilities for which the estimated 2009 total capital expenditures are approximately $2.6 million. The decision to proceed on any such facilities depends on progress on planned demonstrations, the status of negotiations with third parties, obtaining explicit guidance from the IRS and other milestones that we are closely monitoring. Clean Coal is monetizing its portion of the Section 45 tax credits and expects to sell the facilities to a third party and recover its related capital expenditure shortly after the facility is put into operation. We plan to meet our portion of operating and capital expenditures for Clean Coal from our existing working capital and, if needed, a limited amount of debt, the terms of which we are currently negotiating.

Our principal source of liquidity is our existing working capital. We had a negative operating cash flow for the six months ended June 30, 2009. This trend is expected to continue for most of the remainder of 2009, primarily due to litigation expenses. Any future positive operating cash flow is dependent upon our ability to maintain a significant share of the market for mercury control equipment and continuation of chemical sales and operations of FGC.

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of June 30, 2009 our trade receivables balance was $5.9 million which was offset by billings in excess of recognized income of $1.3 million or a net of $4.6 million. Our trade receivables balance was lower at June 30, 2009 as compared to December 31, 2008 due to the nature and timing of our billing milestones for our ACI systems contracts.

Under our defined contribution and 401(k) pension plan, we match up to 7% of salary amounts deferred by employees in the plan and may contribute certain other amounts as determined annually by our Board of Directors. During the six months ended June 30, 2009 and 2008, we recognized $131,000 and $99,000, net of forfeitures, respectively, of matching expense. This expense is expected to amount to approximately $280,000 in 2009. Our matching contributions for 2009 have been and are expected to continue to be made in the form of shares of the Company’s common stock.

We recorded a net current deferred tax liability of $52,000 and a long term deferred tax asset of $2.8 million at June 30, 2009, as compared to net current deferred tax asset of $216,000 and net long term deferred tax assets of $1.3 million on December 31, 2008, respectively. We believe that it is more likely than not that our deferred tax assets will be realized in the future. The change is a result of our loss, impact of R&D tax credits and additional tax benefit from 2009 activities. Such amounts exclude any Section 45 tax credits related to Clean Coal.

Cash flow used in operations totaled $1.0 million for the first six months of 2009 compared to cash provided of $37,000 for the same period in 2008. The change in cash flow from operations in 2009 primarily resulted from an increase in deferred revenue and other of $1.6 million and an increase of prepaid expenses and other of $1.3 million, which was offset by a decrease in our accrued payroll and related liabilities of $411,000. These changes in our operating assets and liabilities primarily correspond to the nature and timing of our procurement and billing cycle activities and the Hudson settlement noted above. In addition, other adjustments to cash flow from operations included a decrease from the deferred tax benefit of $1.3 million and equity in loss of Carbon Solutions of $1.3 million, which was offset by an increase from expenses paid with restricted stock of $620,000.

Net cash used in investing activities was $25.8 million for the first six months of 2009 compared to $6.6 million for the same period in 2008. The cash used was due to our deconsolidation of Carbon Solutions in the financial statements as a result of our joint venture partner converting a portion of its preferred equity contributions to ordinary capital contributions which represents $25.2 million of cash held in the deconsolidated subsidiary. As a result of the deconsolidation of Carbon Solutions in the financial statements we are accounting for the investment in Carbon Solutions under the equity method. The remaining cash used was made up of investments in short term paper and purchases of equipment. The 2008 cash used was primarily used for activities related to the development and formation of Carbon Solutions and its AC Facility.

Net cash used in financing activities was $3,000 for the first six months of 2009 compared to no cash provided or used in 2008.

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

Significant estimates are used in preparation of our financial statements and include (1) our allowance for doubtful accounts, which is based on historical experience; (2) our warranty costs; and (3) our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts. In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $655,000 on the consolidated balance sheets. Management believes the fair value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

Under certain contracts we may grant performance guaranties or equipment warranties for a specified period and the achievement of certain plant operating conditions. In the event the equipment fails to perform as specified, we are obligated to correct or replace the equipment. Estimated warranty costs are recorded at the time of sale based on current industry factors. The amount of the warranty liability accrued reflects our best estimate of expected future costs of honoring our obligations under the warranty section of each contract. We believe the accounting estimate related to warranty costs is a critical accounting estimate because: changes in it can materially affect net income; it requires us to forecast the amount of equipment that might fail to perform in the future and requires a large degree of judgment.

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

We follow the guidance in SFAS No. 123R (revised), Share-Based Payment, or SFAS 123R (FASB ASC 718), to recognize all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The

Black-Scholes model meets the requirements of SFAS 123R (FASB ASC 718-10-1) but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. We use a historical volatility rate on our stock options. The fair value of our restricted stock is based on the closing market price of our common stock on the date of grant. If there are any modifications or cancellations of the underlying securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

Consolidation of Subsidiaries – Our equity partner in Carbon Solutions, ECP, has contributed capital in excess of our contributions during the six months ended June 30, 2009, substantially of all which has been recorded as preferred equity on the consolidated financial statements. We expect, upon financial close of the Private Placement, that our ownership percentage will further be diluted below the current 49% and we will continue the recording of our interest under the equity method.

Recently Issued Accounting Policies

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162, which eliminates the previous US GAAP hierarchy and designates US GAAP into two levels – authoritative and nonauthoritative. It also designates the Codification as the single source of authoritative US GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company has provided a parenthetical reference under the guidance of SFAS 168 for all citations listed in these financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (FASB ASC 855-10). The standard does not require significant changes regarding recognition or disclosure of subsequent events but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after June 15, 2009 which was the quarter ended June 30, 2009. The implementation of this standard did not have a significant impact on our financial statements. The Company has performed an evaluation of subsequent events through August 13, 2009, which is the date the financial statements were issued.

In June 2008, the FASB issued Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”) (FASB ASC 260-10-45-60B). EITF 03-6-1 (FASB ASC 260-10-45-60B) provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS 128, Earnings per Share (FASB ASC 260-10-45-59A). EITF 03-6-1 (FASB ASC 260-10-45-60B) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform to the provisions in EITF 03-6-1. Early application of EITF 03-6-1 (FASB ASC 260-10-45-60B) is prohibited. The Company has not issued dividends or dividend equivalents and, consequently, the adoption of EITF 03-6-1 (FASB 260-10-45-60B) has not had a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FASB ASC 350-30-50-4). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) (FASB ASC 350-30). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 (FASB ASC 350-30) and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R (FASB ASC 805-10-65), and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP had no material effect on our financial statements.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) (FASB ASC 820-10-05) for recurring financial fair value measurements. SFAS 157 (FASB ASC 820-10-05) introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. On December 31, 2007, the Company had one level I asset which was available for sale securities and such amounts were reported at their fair value. The adoption of SFAS 157 (FASB ASC 820-10-05) for recurring financial fair value measurements had no material impact on our financial statements. The Company has adopted SFAS 157 (FASB ASC 820-10-05) for non-recurring and non-financial fair value measurements effective January 1, 2009, and such adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (FASB ASC 810-10). SFAS No. 160 (FASB ASC 810-10) requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. The Company adopted SFAS No. 160 (FASB ASC 810-10) on January 1, 2009. The Company recharacterized our reportable minority interests as noncontrolling interests and classified these interests as a component of equity in our consolidated financial statements. The Company has deconsolidated Carbon Solutions as of June 30, 2009 and account for gains and losses under the equity method of accounting.

In December 2007, the FASB also issued SFAS 141 (revised 2007), “Business Combinations”, (“SFAS 141R”) (FASB ASC 805-10), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R (FASB ASC 805-10-50) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R (FASB ASC 805-10-65-1) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R (FASB ASC 805-10) will depend on the future business combinations the Company may pursue after its effective date. Under SFAS 141R (FASB ASC 805-10-25), all acquisition costs are expensed as incurred.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under supervision of our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information related to our financial statements are made known to them by others in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation with Norit Americas, Inc. As previously reported in our Form 10-K for the fiscal year ended December 31, 2008 and our Form 10-Q for the quarter ended March 31, 2009 (together, the “2009 Reports”) and the Form 8-K dated June 8, 2009, Norit, which is an AC manufacturer with whom we have previously done business, filed a lawsuit against us, ADA Environmental Solutions LLC, Carbon Solutions (formerly known as Crowfoot Development, LLC), Red River, Underwood, Morton and two of our employees (who were former employees of Norit) (collectively the “ADA Defendants”) on August 4, 2008, asserting that the ADA Defendants have misappropriated Norit’s trade secrets related to AC manufacturing, and other claims. Norit is seeking monetary damages under various legal theories, attorney fees, and injunctive relief to prevent us or any related entity or third party from using Norit’s alleged trade secrets or other Norit intellectual property related to AC manufacturing. We are vigorously defending against the claims which management believes are without merit. Trial of the case is currently set for September 21, 2009. As previously reported Norit moved for a TRO and a Temporary Injunction and after a hearing on the merits, Norit’s motion for the temporary injunction was denied and the TRO expired June 5, 2009 and construction on the AC Facility has continued. The case, captioned Norit Americas, Inc. v. ADA-ES, Inc., ADA Environmental Solutions, LLC, John Rectenwald, Stephen D. Young, Crowfoot Development, LLC, Red River Environmental Products, LLC, Underwood Environmental Products, LLC, Morton Environmental Products, LLC f/k/a Bowman Environmental Products, LLC, Cause No. 08-0673, is pending in the 71st Judicial District Court for Harrison County, Texas.

Litigation with Calgon Carbon Corporation. As previously reported in the 2009 Reports, on September 29, 2008, Calgon filed a declaratory judgment action against us in the United States District Court for the Western District of Pennsylvania. The case, captioned Calgon Carbon Corporation v. ADA-ES, Inc., concerns a March 20, 2007 Memorandum of Understanding (“MOU”) between Calgon and us providing that the parties would jointly market AC to the power industry, with Calgon supplying the AC and the Company leading the sales effort. The MOU provided that Calgon would pay us a commission on all sales of Calgon-produced AC resulting from the joint marketing effort. During the period the MOU was in place, our efforts resulted in Calgon’s AC undergoing testing, qualification and acceptance by various customers including Midwest Generation, an Illinois power company, to whom an AC supply bid was submitted. We believe this bid resulted in an award of a $55 million AC contract for Calgon based on Calgon’s announcement of it. The MOU specified that we would receive a 15% commission on sales resulting from the joint marketing effort, which amounts to $8.25 million, with respect to this contract. In the litigation, Calgon seeks a declaratory judgment that it has no obligation to pay us commissions for the Midwest Generation contract or for any other future sales after August 24, 2007, the date the MOU was terminated by Calgon. We filed a counterclaim against Calgon to recover the $8.25 million in commissions due from Calgon. The case is currently in the discovery phase. A court ordered mediation failed to resolve the dispute.

Litigation with Hudson Specialty Insurance Company. As previously reported in the 2009 Reports, on or about March 3, 2009, Hudson Specialty Insurance Company (“Hudson”), which is ADA’s general liability insurance carrier, filed a declaratory judgment suit in the United States District Court for the District of Colorado against ADA and certain other parties named below, including all of the defendants in the Norit litigation (described above), asking the Court to declare that Hudson is not responsible for defending any of such parties in the Norit litigation, or paying any amounts that may become owing to Norit by the parties in the Norit litigation, including attorney fees that Norit is claiming in the Norit litigation. We (and several of the other defendants) filed an Answer and Counterclaims opposing Hudson’s requested relief and asserting counterclaims against Hudson for breach of contract, bad faith breach of contract and for unreasonable delay and denial of benefits. The case was closed by the Court on May 12, 2009, resulting in a stay of Hudson’s claims and the ADA Defendants’ counterclaims arising out of the indemnification provisions of the insurance policies. On July 13, 2009, the parties executed an agreement to settle the claims and counterclaims arising out of Hudson’s refusal to provide the ADA Defendants with a defense in the Norit litigation. In return for a lump sum payment of $1.25 million from Hudson, the ADA Defendants released all counterclaims against Hudson arising out of its alleged obligations to provide the ADA Defendants with a defense in the Norit litigation. The case is captioned Hudson Specialty Insurance Company v. ADA-ES, Inc; ADA Environmental Solutions, LLC; Crowfoot Development, LLC; Morton Environmental Products, LLC f/k/a Bowman Environmental Products, LLC; Norit Americas, Inc.; John Rectenwald, Red River Environmental Products, LLC; Stephen D. Young; and Underwood Environmental Products, LLC (Case No. 09 CV-00490).

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of our shareholders was held on June 17, 2009. At the meeting, at which a quorum of the requisite number of shares under our bylaws for the conduct of business was present in person or by proxy, shareholders voted upon the following actions:

1.	Election of Directors		For	Withheld
	Mr. Robert Caruso		4,880,226	569,456
	Dr. Michael Durham		5,030,081	419,601
	Mr. John Eaves		5,031,541	418,141
	Mr. Derek Johnson		4,880,155	569,527
	Mr. Ron Johnson		4,877,617	572,065
	Mr. W. Philip Marcum		5,071,237	378,445
	Mr. Mark McKinnies		4,966,243	483,439
	Mr. Jeffrey Smith		5,071,355	378,327
	Mr. Richard Swanson		5,030,381	419,301

		For	Against	Abstained
2.	Proposal to ratify the selection of Ehrhardt Keefe Steiner & Hottman PC as the Company’s Independent Auditor for fiscal year ending December 31, 2009	5,319,022	26,340	104,320

Item 6. Exhibits

4.1	ADA-ES, Inc. Profit Sharing Retirement Plan (1)

4.2	American Funds Distributors, Inc. Nonstandarized 401(K) Plan (1)

4.3	American Funds Distributors, Inc. Defined Contribution Prototype Plan and Trust (1)

4.4	ADA-ES, Inc. Plan Policy Documents (1)

4.5	Employer Stock Addendum to Trust Agreement (1)

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to the same numbered Exhibit to the Form S-8 filed on June 3, 2009 (File No. 333-159715).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc.
Registrant

Date: August 13, 2009	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: August 13, 2009	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

4.1	ADA-ES, Inc. Profit Sharing Retirement Plan (1)

4.2	American Funds Distributors, Inc. Nonstandarized 401(K) Plan (1)

4.3	American Funds Distributors, Inc. Defined Contribution Prototype Plan and Trust (1)

4.4	ADA-ES, Inc. Plan Policy Documents (1)

4.5	Employer Stock Addendum to Trust Agreement (1)

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to the same numbered Exhibit to the Form S-8 filed on June 3, 2009 (File No. 333-159715).