Form 10-Q
period 2009-09-30
ADA-ES INC
filed 2009-11-16
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, no par value	7,045,543

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (as of September 30, 2009 one entity included as a subsidiary as of December 31, 2008 was deconsolidated (see Note 2)).

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$800	$28,201
Certificate of deposit	400	—
Trade receivables, net of allowance for doubtful accounts	5,824	6,017
Inventory	459	787
Prepaid expenses and other	791	1,164

Total current assets	8,274	36,169

PROPERTY AND EQUIPMENT, at cost	3,193	36,781
Less accumulated depreciation and amortization	(2,112)	(1,777)

Net property and equipment	1,081	35,004

GOODWILL, net of amortization	435	435
INTANGIBLE ASSETS, net of amortization	227	256
INVESTMENT IN ADA CARBON SOLUTIONS, LLC (“CARBON SOLUTIONS”)	22,252	—
DEVELOPMENT PROJECTS	—	1,878
OTHER ASSETS	5,746	1,400

TOTAL ASSETS	$38,015	$75,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,724	$14,639
Accrued payroll and related liabilities	659	985
Deferred revenue and accrued expenses	1,633	1,981

Total current liabilities	6,016	17,605

LONG-TERM LIABILITIES:
Accrued liabilities	5,826	—
Accrued warranty and other	859	550

Total liabilities	12,701	18,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
ADA-ES, Inc. stockholders’ equity
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,044,515 and 6,755,932 shares issued and outstanding	36,797	35,812
Accumulated deficit	(11,465)	(3,977)

Total ADA-ES, Inc. stockholders’ equity	25,332	31,835
Noncontrolling interest	(18)	25,152

TOTAL STOCKHOLDERS’ EQUITY	25,314	56,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,015	$75,142

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE:
Mercury emission control	$3,335	$4,856	$12,100	$12,514
Flue gas conditioning and other	400	177	1,364	369

Total revenues	3,735	5,033	13,464	12,883

COST OF REVENUES:
Mercury emission control	2,049	3,267	7,088	8,173
Flue gas conditioning and other	487	106	1,215	277

Total cost of revenues	2,536	3,373	8,303	8,450

GROSS MARGIN	1,199	1,660	5,161	4,433

OTHER COSTS AND EXPENSES:
General and administrative	7,920	1,635	13,483	4,592
Research and development	175	158	565	621
Depreciation and amortization	140	123	417	360

Total expenses	8,235	1,916	14,465	5,573

OPERATING LOSS	(7,036)	(256)	(9,304)	(1,140)

OTHER INCOME (EXPENSE):
Interest and other income	5	46	25	337
Equity in loss of Carbon Solutions	(1,473)	—	(2,752)	—

Total other income (expense)	(1,468)	46	(2,727)	337

LOSS BEFORE INCOME TAX PROVISION AND NONCONTROLLING INTEREST	(8,504)	(210)	(12,031)	(803)

INCOME TAX BENEFIT	3,033	24	4,311	279

NET LOSS BEFORE NONCONTROLLING INTEREST	(5,471)	(186)	(7,720)	(524)

Net loss attributable to noncontrolling interest	156	19	232	51

NET LOSS ATTRIBUTABLE TO ADA-ES	(5,315)	(167)	(7,488)	(473)

UNREALIZED LOSSES ON CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, net of tax, attributable solely to ADA-ES	—	(17)	—	(198)

COMPREHENSIVE LOSS	$(5,315)	$(184)	$(7,488)	$(671)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED ATTRIBUTABLE TO ADA-ES	$(0.76)	$(0.03)	$(1.08)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,021	6,067	6,940	5,883

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,021	6,067	6,940	5,883

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2009 and 2008

(Amounts in thousands, except share data)

(Unaudited)

	COMMON STOCK		ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS)	RETAINED EARNINGS (ACCUMULATED DEFICIT)	TOTAL ADA-ES, INC. STOCKHOLDERS’ EQUITY	NONCONTROLLING INTEREST	TOTAL EQUITY
	SHARES	AMOUNT
BALANCES, January 1, 2008	5,683,689	$28,077	$198	$129	$28,404	$148	$28,552
Stock-based compensation	133,504	753	—	—	753	—	753
Issuance of stock for cash, net	909,092	6,397	—	—	6,397	—	6,397
Unrealized holding loss on investments	—	—	(283)	—	(283)	—	(283)
Investment reclassification adjustments to income	—	—	(31)	—	(31)	—	(31)
Income tax effect	—	—	116	—	116	—	116
Net loss	—	—	—	(473)	(473)	(51)	(524)

BALANCES, September 30, 2008	6,726,285	$35,227	$—	$(344)	$34,883	$97	$34,980

BALANCES, January 1, 2009	6,755,932	$35,812	$—	$(3,977)	$31,835	$25,152	$56,987
Stock-based compensation	242,996	846	—	—	846	—	846
Issuance of stock on exercise of options	1,250	4	—	—	4	—	4
Issuance of stock for employee benefits	44,337	147	—	—	147	—	147
Capital contribution by non-controlling interest	—	—	—	—	—	121	121
Deconsolidation of Carbon Solutions	—	—	—	—	—	(25,059)	(25,059)
Expense of stock registration	—	(12)	—	—	(12)	—	(12)
Net loss	—	—	—	(7,488)	(7,488)	(232)	(7,720)

BALANCES, September 30, 2009	7,044,515	$36,797	$—	$(11,465)	$25,332	$(18)	$25,314

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,488)	$(473)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	415	360
Loss on asset dispositions and securities	21	225
Deferred tax benefit	(4,311)	(595)
Expenses paid with stock and stock options	993	109
Equity in loss of Carbon Solutions	2,752	—
Noncontrolling interest in loss of subsidiary	(232)	(51)
Changes in operating assets and liabilities:
Trade receivables, net	270	(615)
Prepaid expenses and other	(419)	(505)
Accounts payable	979	726
Accrued payroll and related liabilities	(326)	220
Accrued liabilities	5,826	—
Deferred revenue and other	(39)	648

Net cash (used in) provided by operating activities	(1,559)	49

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment and other assets	(384)	(10,834)
Cash balance held in deconsolidated subsidiary	(25,171)	—
Investment in certificate of deposit	(400)	—
Investment in securities	—	(682)
Proceeds from sale of securities and certificates of deposit	—	5,139

Net cash used in investing activities	(25,955)	(6,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4	—
Non-controlling investment in joint venture	121	—
Issuance of common stock	—	7,001
Stock registration and issuance costs	(12)	(603)

Net cash provided by financing activities	113	6,398

DECREASE IN CASH AND CASH EQUIVALENTS	(27,401)	70
CASH AND CASH EQUIVALENTS, beginning of period	28,201	13,482

CASH AND CASH EQUIVALENTS, end of period	$800	$13,552

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Cash payments for taxes	$—	$97

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW FINANCING ACTIVITIES:

Accrued development project expenditures	$—	$2,390

Stock and stock options issued for services	$993	$753

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

(1) Basis of Presentation

ADA-ES, Inc. (“ADA”), its wholly-owned subsidiary, ADA Environmental Solutions, LLC (“ADA LLC”) and ADA’s 50% joint venture interest in Clean Coal Solutions, LLC (“Clean Coal”), are collectively referred to as the “Company”. Our Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. Our Company generates a substantial part of its revenue from the sale of Activated Carbon Injection (“ACI”) systems and contracts co-funded by the government and industry. Our sales occur principally throughout the United States.

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

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

(2) Equity Investment in Unconsolidated Entity

On October 1, 2008, the Company entered into a Joint Development Agreement (“JDA”) and formed a joint venture with Energy Capital Partners I, LP and its affiliated funds (“ECP”) known as ADA Carbon Solutions, LLC (“Carbon Solutions”). As of September 30, 2009, ADA owns a 33% interest in Carbon Solutions. Carbon Solutions includes its wholly-owned subsidiaries of Red River Environmental Products, LLC (“Red River”), Five Forks Mining, LLC, Morton Environmental Products, LLC, Underwood Environmental Products, LLC, and Crowfoot Supply Company, LLC (“Crowfoot Supply”). Our net investment of $22.3 million in Carbon Solutions is accounted for under the equity method of accounting. Accordingly, our respective share of Carbon Solutions’ net loss for the period has been recognized in the consolidated statement of operations and comprehensive loss and our investment in Carbon Solutions has been reduced by our respective share of such loss. Carbon Solutions is principally engaged in development activities related to its activated carbon (“AC”) business and construction of an AC manufacturing facility (the “AC Facility”).

At December 31, 2008, the Company owned 50% of Carbon Solutions and consolidated Carbon Solutions with the accounts of the Company in its financial statements. As of June 30, 2009, the Company deconsolidated Carbon Solutions as we no longer held a 50% interest in Carbon Solutions as our joint venture partner converted a portion of its preferred equity contribution to ordinary capital contributions as of that date. Additional preferred equity contributions have been converted in the third quarter and accordingly, our interest has been decreased to 33%. After the deconsolidation, the Company accounts for the investment in Carbon Solutions under the equity method.

The Company provides certain services to Carbon Solutions under a Master Services Agreement (“MSA”). Service revenue under the MSA totaled $152,000 and $936,000 for the three and nine months ended September 30, 2009, respectively, which amounts are included in other revenues in the accompanying consolidated statement of operations and comprehensive loss. At September 30, 2009, $275,000 was due from Carbon Solutions under the MSA, which amount is included in the Company’s consolidated balance sheet in trade receivables.

Under the terms of the JDA, the Company is required to indemnify ECP and Carbon Solutions for certain damages and expenses they have incurred with respect to the Company’s litigation with Norit Americas, Inc. (“Norit”). As of September 30, 2009, the Company has recorded a liability to Carbon Solutions of approximately $5.8 million related to such damages and expenses paid by Carbon Solutions. These amounts have been classified as non-current liabilities as the Company expects to satisfy the obligation through resources not involving current assets.

Following is unaudited summarized information as to the assets, liabilities and results of operations of Carbon Solutions:

	As of September 30, 2009	As of December 31, 2008
	(In thousands)
Current assets	$44,460	$26,255
Property, equipment and other long term assets	176,321	35,820

Total assets	$220,781	$62,075

Total liabilities	$62,434	$12,066

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(In thousands)
Net revenue	$2,274	$4,738
Net loss	$(3,616)	$(6,175)

As of September 30, 2009, a demand note payable to ECP for monies advanced in the amount of $36.3 million is included in Carbon Solutions’ liabilities. Carbon Solutions was formed on October 1, 2008 and, accordingly, there were no net revenues or results of operations for the three and nine months ended September 30, 2008.

(3) Net Loss Per Share

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion would be anti-dilutive. All outstanding stock options (See Note 5) to purchase shares of common stock for the three and nine months ended September 30, 2009 and 2008 were excluded from the calculation of diluted shares as their effect is anti-dilutive.

(4) Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in years	As of September 30, 2009	As of December 31, 2008
		(In thousands)
Carbon Solutions – Construction in process	—	$—	$32,552
Carbon Solutions – Land	—	—	485
Machinery and equipment	3-10	2,439	2,896
Leasehold improvements	5	504	504
Furniture and fixtures	3-7	250	344

		3,193	36,781
Less accumulated depreciation and amortization		(2,112)	(1,777)

Total property and equipment, net		$1,081	$35,004

Depreciation and amortization of property and equipment for the nine months ended September 30, 2009 and 2008 totaled $407,000 and $354,000, respectively.

Carbon Solutions’ net property, plant and equipment totaled approximately $33.9 million at December 31, 2008.

(5) Share Based Compensation

During 2003, the Company adopted the 2003 ADA-ES, Inc. Stock Option Plan (the “2003 Plan”) and reserved 400,000 shares of Common Stock for issuance under the plan. In general, all options granted under the plan expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price of an option was determined by the compensation committee of the Board of Directors at the time the option was granted and was equal to 100% of the fair market value of a share of our Common Stock on the date the option was granted. This plan was cancelled and replaced by the 2007 Equity Incentive Plan (the “2007 Plan”) described below, and as a result, 148,506 shares of Common Stock originally reserved for issuance upon exercise of options grantable under the 2003 Plan were removed from the 2003 Plan. During 2008, 13,552 options issued pursuant to this plan were forfeited. In May 2009, 1,250 options were exercised and 1,291 options were forfeited. As of September 30, 2009, 70,269 options remained outstanding and exercisable under this plan.

During 2004, the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company’s Common Stock to executive officers of the Company, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a ten year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In January 2009, the Board of Directors authorized the vesting of the remaining unvested options totaling 117,234 under this plan with a fair value of $236,000. As of September 30, 2009, 166,663 options remain outstanding and exercisable under this plan.

During 2004, the Company adopted a plan (the “2004 Plan”) for the issuance of shares and the grant of options to purchase shares of the Company’s Common Stock to the Company’s non-management directors. The 2004 Plan provided for the grant of options to purchase 5,000 shares of common stock per individual non-management director, or 35,000 in total, all of which were formally granted in 2005 after approval of the 2004 Plan by the Company’s shareholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and vested over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. As of September 30, 2009, 13,333 options were outstanding and exercisable under the 2004 Plan.

During 2005, the Company adopted the 2005 Directors’ Compensation Plan (the “2005 Plan”), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of the Company’s Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors of the Company in the form of awards of shares of Common Stock and options to purchase Common Stock of the Company for services performed for the Company. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price for options granted under the 2005 Plan will be the market price on the date of grant, the shares of Common Stock underlying the option will vest at a rate of no more than 1,667 shares per annual period per individual, and any unvested options that are outstanding at the date the individual is no longer a director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. As of September 30, 2009, 20,000 options remain outstanding, all of which were vested and exercisable under this plan.

Following is a table of options activity for the nine months ended September 30, 2009:

	Director & Employee Options	Non-Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2009	272,806	9,000	$10.21
Granted	—	—	—
Exercised	(1,250)	—	2.80
Forfeited	(1,291)	—	13.80

OPTIONS OUTSTANDING, September 30, 2009	270,265	9,000	$10.23

OPTIONS EXERCISABLE, September 30, 2009	270,265	9,000	$10.23

The aggregate intrinsic value of options exercisable at September 30, 2009 was a loss of $1.9 million based on a market price of $3.50.

Stock options outstanding at September 30, 2009 are summarized in the table below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price
$2.80	10,415	$2.80	10,415	4.1	$2.80
$8.60 - $10.00	183,343	$8.64	183,343	6.1	$8.64
$13.80 - $15.20	85,507	$14.53	85,507	3.7	$14.53

	279,265	$10.23	279,265	5.3	$10.23

No options were granted in the three or nine months ended September 30, 2009. For the nine months ended September 30, 2008, 5,000 options were granted.

During 2007, the Company adopted the 2007 Plan, which replaced the 2003 Plan, as noted above. The 2007 Plan authorizes the issuance to employees, directors and consultants of up to 675,593 shares of common stock, either as restricted stock grants or to underlie options to purchase shares of the Company’s common stock. Under the 2007 Plan, awards of stock (in the form of stock, restricted stock or shares underlying stock options) are limited to not more than 30,000 shares per individual per year with a maximum of 10,000 shares grantable in any year to non-management directors. In general, all options granted under the 2007 Plan will expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price for options granted under the 2007 Plan will be the market price on the date of grant and the shares of common stock underlying the option will vest on the passage of specified times following the date of grant, the occurrence of one of more events, the satisfaction of performance criteria or other conditions specified by the Company’s Board of Directors.

During 2008 and thus far in 2009, the Board of Directors has awarded stock under the 2007 Plan. All non-executive employees and certain officers were entitled to an award of restricted stock under the following conditions: (1) employees that had not received stock options upon commencement of employment received a restricted stock award based on a percentage of their starting salaries; (2) employees that had received stock options upon commencement of employment had the option to exchange any remaining stock options outstanding for a restricted stock award based on their starting salary; and (3) employees with five or more years of service received a restricted stock award based on a percentage of their current annual salary. The purchase price for such restricted stock is $0.01 per share and the restricted stock vests over a five-year period on an annual basis. Unvested shares of the restricted stock are subject to repurchase by the Company upon termination of employment with the Company. The stock based compensation related to the restricted stock award is based on the fair market value of a share of our Common Stock on the date of the award. For the three months ended September 30, 2009, the Company issued 1,243 shares of restricted stock (net of a repurchase) to new and five year anniversary employees and 61,412 shares of stock were issued as compensation to employees, officers, and directors for services rendered to the Company. For the nine months ended September 30, 2009, the Company issued, 58,136 shares of restricted stock (net of repurchases) to new and five year anniversary employees and 184,860 shares of stock were issued as compensation to consultants, employees, officers, and directors for services. As of September 30, 2009, 209,162 shares of common stock were available for issuance under the 2007 Plan. For the three and nine months ended September 30, 2009, the Company recognized $15,000 and $144,000 respectively, of compensation costs related to the vesting of restricted stock. For the three and nine months ended September 30, 2009, the Company recognized $273,000 and $702,000 of expense, respectively, related to the issuance of stock.

A summary of the status of the non-vested shares as of September 30, 2009 is presented below:

Non-vested Shares	Shares
Non-vested at January 1, 2009	110,786
Granted	63,348
Vested	(3,943)
Repurchased	(10,712)

Non-vested at September 30, 2009	159,479

As of September 30, 2009, there was $230,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. This cost is expected to be recognized over a five year period. The total fair value of shares underlying stock options which vested during the quarters ended September 30, 2009 and 2008 was $-0- and $101,000, respectively.

In June 2009, the Company revised its ADA-ES, Inc. Profit Sharing Retirement Plan, which is a plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The revision permits the Company to issue shares of its common stock to employees to satisfy its obligation to match employee contributions under the terms of the 401(k) Plan in lieu of matching contributions in cash. The Company reserved 300,000 shares of its common stock for this purpose. The value of common stock issued as matching contributions under the 401(k) Plan is determined based on the per share market value of our Common Stock on the date of issuance. For the three and nine months ended September 30, 2009, the Company issued 21,853 and 44,337 shares of stock under the 401(k) Plan and recognized $86,000 and $147,000 of expense relating to such issuances.

(6) Stockholders’ Equity

On January 1, 2009, the Company adopted the provisions of FASB Topic 810-10. Accordingly, amounts attributable to minority interests in subsidiaries are now recognized as noncontrolling interests and are included in the stockholders’ equity section of the consolidated balance sheet.

The Consolidated Statements of Changes in Stockholders’ Equity now provides for presentation of a noncontrolling interest. For the periods ended September 30, 2009 and 2008, the noncontrolling interest portion of stockholders’ equity includes a noncontrolling interest related to Clean Coal.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Beginning Balance	$599	$418	$546	$309
Warranties and guaranties accrued	43	98	101	225
Expenses paid	(27)	(3)	(32)	(21)

Ending Balance	$615	$513	$615	$513

At September 30, 2009, the Company had a standby letter of credit for $80,000 related to an installation of an ACI system. This commitment was not recorded on the Company’s consolidated balance sheet as the Company does not expect the funds to be called upon under the letter of credit.

In 2008, the Company made certain guaranties and undertook other obligations related to Carbon Solutions’ business. No liabilities associated with such guaranties and obligations were recorded on the Company’s consolidated balance sheet as the Company does not expect such guaranties and obligations to be called upon.

Summaries of the guaranties and obligations related to Carbon Solutions’ business as of September 30, 2009 are as follows:

The Company had engaged an independent project development consultant (the “AC Consultant”), to oversee the development and construction of the AC Facility. The contract with the AC Consultant was assigned to Carbon Solutions in October 2008 and was terminated in July 2009, when the AC Consultant was hired as an executive officer of Carbon Solutions.

The Company has guaranteed all amounts owed by Red River under its $243.6 million contract for the “turn-key” engineering, design, construction and other services for the AC Facility. Red River can terminate this contract for convenience at any time but would be liable for (a) the amount earned by the contractor under the contract through the effective date of termination, (b) cancellation charges to the contractor’s subcontractors, (c) other reasonable termination-related costs incurred by the contractor, (d) costs of demobilization, and (e) unreimbursed sales taxes paid by the contractor. The remaining obligation under this contract at September 30, 2009 is approximately $140 million.

In 2008, Red River entered into four contracts with an independent equipment supplier for the purchase of certain equipment. At or prior to the closing of Carbon Solutions’ debt financing for its activated carbon facility, Red River will provide the supplier with a “parent guaranty” to guarantee payment and other obligations for which Red River is obligated under the equipment contracts. The parent guaranty is applicable to both the Company and our partner in the joint venture. At September 30, 2009, the remaining obligation under these contracts totaled approximately $16 million. Red River may terminate these contracts for convenience at any time and would be liable for (a) reimbursable costs and amounts owing for achievement of milestones and progress payments to date, (b) reasonable and necessary cancellation charges incurred by the supplier in relation to its subcontractors, and (c) reasonably incurred actual costs of demobilization.

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

The Company has also guaranteed the obligations of Red River under a sales contract (which has since been amended) with a third major utility. The guaranty is effective until Red River has fulfilled its contractual obligations, which is estimated to occur in the second quarter of 2012, and may be terminated earlier based on Red River’s financial position or the credit rating of its debt financing for the AC Facility. In any event, the Company’s maximum aggregate liability under the guaranty is capped at $1 million.

Under terms of agreements with Carbon Solutions, as amended in August, 2009, Red River has agreed to reimburse the Company and ECP in the event they are required to make payments related to these guaranties and guaranties provided by ECP and has granted a secured interest in its assets to ADA and ECP to secure the reimbursement agreement and any loans ECP makes to Red River. Carbon Solutions has guaranteed the obligations of Red River under the reimbursement and loan agreement and has pledged its equity interest in Red River to the Company and ECP as security for this guaranty. The Company has assigned its rights under these agreements to ECP, and any amounts payable to the Company would be paid directly to ECP until ECP’s preferred equity in Carbon Solutions is fully redeemed or converted and all loans to Red River have been paid in full. As of September 30, 2009, the outstanding amount of ECP’s preferred equity totaled $ 88.5 million and the principal balance of ECP’s loans to Red River totaled $36.3 million. ECP’s loans to Red River are evidenced by demand notes bearing interest at 12% per annum compounded quarterly

As discussed in Note 2, above, the Company is obligated to indemnify both Carbon Solutions and ECP for certain damages and expenses they incur related to the Norit litigation matter. Estimated costs for legal expenses are accrued as incurred. Future indemnity cost cannot be reasonably estimated and, therefore, no provision for such costs has been recognized on these financial statements.

(8) Business Segment Information

The following information relates to the Company’s two reportable segments: Mercury emission control (“MEC”) and Flue gas conditioning and other (“FGC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
REVENUE:
MEC	$3,335	$4,856	$12,100	$12,514
FGC	400	177	1,364	369

Total	$3,735	$5,033	$13,464	$12,883

SEGMENT PROFIT (LOSS):
MEC	$969	$1,298	$4,057	$3,268
FGC	(135)	(133)	41	(288)

Total	$834	$1,165	$4,098	$2,980

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Total segment profit	$834	$1,165	$4,098	$2,980
Non-allocated general and administrative expenses	(7,730)	(1,298)	(12,985)	(3,760)
Depreciation and amortization	(140)	(123)	(417)	(360)
Interest, other income and deferred income tax benefit	3,038	70	4,336	616
Equity in loss of Carbon Solutions	(1,473)	—	(2,752)	—
Net loss attributable to noncontrolling interest	156	19	232	51

Net loss	$(5,315)	$(167)	$(7,488)	$(473)

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

(9) Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01. The ASU eliminates the previous US GAAP hierarchy and designates US GAAP into two levels – authoritative and nonauthoritative. It also designates the Codification as the single source of authoritative US GAAP. The ASU is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB updated Topic 855 with respect to subsequent events (issued as SFAS No. 165, “Subsequent Events” prior to the implementation of ASU 2009-01). The update does not require significant changes regarding recognition or disclosure of subsequent events but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after June 15, 2009. The implementation of this standard did not have a significant impact on our financial statements. The Company has performed an evaluation of subsequent events through November 13, 2009, which is the date these financial statements were issued.

In June 2008, the FASB updated Topic 260 with respect to share-based payments (issued as Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities prior to the implementation of ASU 2009-01). The update provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with Topic 260’s calculation of “Earnings per

Share”. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform to the provisions in update. Early application of Topic 260 is prohibited. The Company has not issued dividends or dividend equivalents and, consequently, the update has not had a material impact on our consolidated financial statements.

In April 2008, the FASB updated Topic 350 with respect to intangible assets (issued as FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” prior to the implementation of ASU 2009-01). The update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This update had no material effect on our financial statements.

Effective January 1, 2008, the Company adopted provisions of Topic 820 with respect to recurring fair value measurements (issued as Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” prior to the implementation of ASU 2009-01) which introduced a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The Company’s adoption of this standard did not have a material impact on our financial statements.

In December 2007, the FASB updated Topic 810 with respect to noncontrolling interests in consolidated financial statements (issued as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” prior to the implementation of ASU 2009-01). The update requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. The Company adopted the update on January 1, 2009 and recharacterized its reportable minority interests as noncontrolling interests and classified these interests as a component of equity in the consolidated financial statements. The Company deconsolidated Carbon Solutions as of June 30, 2009 and accounts for gains and losses under the equity method of accounting.

In December 2007, the FASB updated Topic 805 with respect to business combinations (issued as SFAS 141R, “Business Combinations”, prior to the implementation of ASU 2009-01), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any noncontrolling interest in the acquiree. The update also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of the update will depend on the future business combinations the Company may pursue after its effective date. Under provisions of the update, all acquisition costs are expensed as incurred.

In August 2009, the FASB issued ASU 2009-05 to amend provisions of Topic 820 by providing more guidance in determining fair value of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either a quoted price for similar liabilities or valuation techniques consistent with Topic 820 or a combination of methods. The update is effective for the first reporting period after issuance, September 30, 2009, and has not had a material impact on the financial statements.

In September 2009, the FASB issued ASU 2009-08 to amend provisions of Topic 260 to provide technical corrections in the calculation of earnings per share in a reporting period that involves the redemption or induced conversion of preferred stock. The impact of this amendment will be determined when or if the Company issues its authorized preferred stock and subsequently redeems it or induces its conversion. This ASU will not have any impact on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words or phrases such as “anticipate,” “assume,” “believe,” “hope,” “expect,” “intend,” “plan,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	the impact of the withdrawal of the appeal of the CAMR ruling, whether MACT-based mercury regulations will be promulgated and/or mercury control legislation will be enacted and the timing, scope and impact of such regulations or legislation;

(b)	expected long-term growth in the MEC market and changes in the FGC market;

(c)	expected growth in the power industry’s interest in DOE carbon dioxide (CO2) capture projects;

(d)	the appropriation of funds by Congress for DOE projects;

(e)	the timing of awarding of contracts and their value;

(f)	the expected costs, capacity of, funding of and timing for the commencement of operations at Carbon Solution’s AC Facility;

(g)	the willingness and ability of ECP to continue to fund the construction costs of the AC Facility and legal expenses relating to the Norit litigation through contributions and loans to Carbon Solutions;

(h)	possible changes in the level of our ownership of Carbon Solutions;

(i)	timing and amounts of or changes in future revenues, funding for our business, margins, expenses, cash flow and other financial measures;

(j)	impact of pending litigation, including the costs thereof and our indemnity obligations to Carbon Solutions and ECP;

(k)	Clean Coal’s ability to qualify its refined coal product for Section 45 tax credits, its plans to build qualified refined coal facilities and the expected costs thereof, and the ability of Clean Coal to place those facilities in service by January 1, 2010;

(l)	working capital; and liquidity;

(m)	the completion of the sale of our preferred stock to ECP under the SPA in 2010; and

(n)	the materiality of any future adjustments to previously received revenue as a result of DOE audits.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to: lack of working capital to operate our businesses, pay ongoing legal expenses and satisfy our indemnity obligations relating to the Norit litigation; the government’s failure to enact legislation, promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, prices, economic conditions and market demand; impact of competition and litigation; availability, cost of and demand for alternative energy sources and other technologies; start up and operational difficulties; loss of key personnel; failure to satisfy performance guaranties; results of demonstrations of our refined coal technology; risks related to Carbon Solutions, including the changes in the costs and timing of construction of the AC Facility; the willingness and ability of ECP to continue to fund costs of operating Carbon Solutions pending receipt of additional equity and debt financing; ECP’s conversion of outstanding loans to Red River or preferred equity to ordinary capital contributions in Carbon Solutions; demand by ECP of payment on its loans to Red River or our indemnity obligations to it or Carbon Solutions; failure to raise additional equity financing or satisfy conditions in our existing agreements; inability of Carbon Solutions to sign or close acceptable debt financing, coal supply or off-take agreements with respect to the AC Facility in a timely manner; failure of Clean Coal to qualify its refined coal product for Section 45 tax credits or to place qualified facilities in service by January 1, 2010; availability of raw materials and equipment for our businesses; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements made in this report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

We develop and implement proprietary environmental technology and provide specialty chemicals to the coal-burning electric utility industry. Revenues are generated through (1) the supply of powdered activated carbon injection (“ACI”) systems, and related services for the growing mercury emission control (“MEC”) market, including projects that are co-funded by government (Department of Energy – “DOE”) and industry and (2) the sale of specialty chemicals and services for flue gas conditioning (“FGC”) and other applications. We have also begun research and development efforts in CO2 capture and control from coal-fired boilers, and in 2008,

we commenced work on our first significant contract which is scheduled to continue up to the end of 2010. We are also developing and marketing our refined coal technology through our 50% interest in a joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation, called Clean Coal Solutions, LLC (“Clean Coal”). In addition, the ADA Carbon Solutions, LLC (“Carbon Solutions”) joint venture, of which we owned 33% as of September 30, 2009, is constructing an activated carbon (“AC”) manufacturing facility in Coushatta, Red River Parish, Louisiana (the “AC Facility”) primarily for mercury control applications and is processing and supplying AC to utility customer through interim sources until such time as the AC Facility is operational. References to Carbon Solutions include its wholly-owned subsidiaries of Red River Environmental Products, LLC (“Red River”), Five Forks Mining, LLC, Morton Environmental Products, LLC, Underwood Environmental Products, LLC, and Crowfoot Supply Company, LLC (“Crowfoot Supply”).

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control in March 2005, which were known as the “Clean Air Mercury Rule” or “CAMR.” A dozen states and several environmental groups had previously sued the EPA alleging that the process that resulted in the relatively lenient CAMR violated the Clean Air Act (the “CAA”) and that CAMR was therefore invalid. In February 2008, the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the plaintiffs in that case, holding that the EPA violated the CAA in the process it used to enact CAMR, and that CAMR was therefore invalid. The Court’s ruling remanded the matter to the EPA for further proceedings; the EPA then filed an appeal of the ruling with the Court. In May 2008, the District of Columbia Circuit Court rejected the EPA’s petition for an en banc rehearing on CAMR, and in February 2009, EPA withdrew its appeal of the Circuit Court’s CAMR decision, clearing the way for it to promulgate mercury standards under Section 112 of the CAA, which governs hazardous air pollutants (“HAP”) from stationary sources. Also in February 2009, the United States Supreme Court refused to hear an appeal of the Circuit Court’s May 2008 decision that had been filed by a coalition of utilities and granted the Obama administration’s request to drop the Bush administration’s appeal of the decision, thereby finalizing the Circuit Court’s May 2008 decision invalidating CAMR. Following the Circuit Court’s May 2008 CAMR decision, a coalition of consumer and environmental groups including the American Nurses Association brought suit against the EPA seeking to compel it to promulgate final rules setting emissions standards for HAP based on Maximum Achievable Control Technology (“MACT”). In October 2009, EPA and the plaintiffs in that suit entered into a Consent Decree under which the EPA has agreed to adopt rules reducing HAP by November 2011 with implementation in 2014. These rules will establish a MACT-based hazardous pollutant regulation, which will include control of mercury from power plants, organics, volatile metals such as arsenic and selenium and acid gases such as sulphur trioxide (SO3). The MACT standard will be based upon the best performing 12% of the power plants and will not allow any averaging or trading. We estimate that with the performance of ACI systems recently installed, and the co-benefits achieved from controls for sulfur dioxide and nitrogen oxides, the MACT standard for mercury will require between 90 and 95% mercury capture.

In the meantime, a lack of clear mercury emission regulations has generated uncertainty among independent power producers and utilities as to what will be required of them as far as mercury controls, and is impacting their ability to include mercury control costs in their rate bases. The EPA settlement of the American Nurse Association suit mentioned above finally provides some certainty on the timing of implementation of a new MACT-based mercury control rule. It is of course possible that Congress could also enact new legislation requiring stricter mercury emission control within the next year or two, with implementation deadlines over the subsequent two to three years.

In addition to the independent power producers and utilities, EPA has started the process of developing a MACT-based mercury emissions regulation for the Portland cement industry. The EPA issued a draft cement MACT regulation in April 2009 and accepted public comments through September 4, 2009. The cement MACT final regulation is scheduled to be issued no later than the spring of 2010. This regulation could require ACI systems on up to 110 cement kilns in the U.S. We are under contract to conduct testing programs for cement companies to define their emissions and evaluate how our ACI equipment and sorbents will work in that industry. These tests were designed to evaluate the effectiveness of collecting mercury and organics from cement kiln exhaust gas streams. We believe a cement MACT regulation is likely and will increase the market for both ACI systems and AC.

The EPA is also developing a new MACT regulation for coal-fired boilers that provide steam and do not generate electricity. We expect a draft regulation to be issued in April 2010, final regulation to be issued in November 2010 and anticipated compliance deadlines of late 2013. This regulation could impact up to 1,300 coal-fired industrial boilers. We believe a new industrial boiler regulation is likely and could increase the market for ACI systems by several hundred and annually require over one hundred million pounds of AC.

While federal regulations continue to evolve, the market potential remains strong in 19 states and several Canadian provinces that either have passed their own mercury control regulations or have entered agreements with power plants to reduce mercury emission for new power plants. We believe that further substantial long-term growth of the MEC market for the independent power producer and utilities industry will most likely depend on how industry chooses to respond to the pending federal and state regulations. We anticipate this will create an even larger market for our mercury control products beyond 2010. As many as 1,100 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. DOE’s latest report, issued in 2009, includes 83 existing and planned new coal-fired power plant projects totaling 47 GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) equipment sales of ACI systems and (ii) mercury testing and consulting services. State regulations and increasing numbers of consent decrees, which were unaffected by the invalidation of CAMR, are the largest market drivers for this part of our business. Although we expect this market to be flat and show little growth over the next year, we believe the opportunity for the most significant revenue growth will occur when final federal regulations or legislation impacts a significant portion of previously uncontrolled and existing boilers.

Thus far in 2009, we have signed contracts for nine ACI systems to be delivered in 2009 and 2010, bringing the total number of ACI systems that we are in process of installing or have installed to 45. We believe the eventual outcome of the invalidation of CAMR will accelerate and further expand the market for our MEC products and services. Because many of our current and potential customers would be affected by new federal regulations replacing CAMR, we are seeing delays in the decision-making process on mercury control as a result of the invalidation of CAMR, which has postponed the award of some near-term projects as independent power producers and utilities revise their long-term plans for compliance. Revenue from ACI system contracts totaled $1.9 million and $7.8 million respectively for the three and nine months ended September 30, 2009. We had contracts in progress at quarter-end for supply of ACI systems totaling approximately $6.6 million.

We expect funding for mercury control evaluation, optimization and testing projects directly from independent power producers and utilities to increase as they strive to meet state and local regulations. In addition, DOE is funding other projects related to our business, including projects aimed at CO2 control, and we expect this to continue. Revenue from DOE and industry supported contracts totaled $1.1 million and $2.9 million respectively for the three and nine months ended September 30, 2009. We anticipate that DOE programs will continue to represent an important segment but a smaller overall percentage of revenues as other revenues increase over the next few years as we focus more on market growth for ACI systems for mercury emission control. In October 2009, DOE released a Funding Opportunity Announcement (“FOA”) for continued funding of our current CO2 project. This FOA provides the ability to request additional funding for solid sorbent technologies up to $15 million per project by submitting proposals through December 2009. We are responding to this opportunity and expect that DOE will announce awards in April 2010.

The primary purpose of Clean Coal is to sell refined coal and qualify that product for Section 45 tax credits, thereby becoming a “Section 45 Business,” and “monetizing” those Section 45 tax credits through the sale of qualifying facilities to investors. The ability of Clean Coal to sell its refined coal product and qualify for the expected Section 45 tax credits depends on the satisfaction of several conditions, including demonstrating qualified emission reductions for the refined coal product, which is subject to IRS guidance, finalizing necessary contractual agreements, and completing construction, installation and startup of such facilities prior to January 1, 2010. The IRS has yet to issue the anticipated guidance as to the specifics concerning how the emissions reductions are to be measured and certified to demonstrate the continuous compliance necessary to qualify for the tax credits. We believe that the delays are due to concerns over how the tax credit would apply to a different technology approach than ours, and we do not expect the final guidance to impact our ability to qualify our product. However, the uncertainty created by these delays has reduced the number of systems that could be placed in service before year end. Because of delays in IRS guidance, we are working with consultants in Washington, D.C. to pursue an extension of the deadline to qualify for the tax credits.

In order to maintain our 50% interest in Clean Coal, we are obligated to fund half of its operating costs and capital expenditures, which we expect to increase due to cost-sharing of full-scale demonstrations, which we believe will qualify as permanent refined coal installations if demonstrations currently being planned are completed. Clean Coal is planning to put at least two facilities into operation to produce refined coal prior to the January 1, 2010 qualification deadline and is presently in negotiations with numerous parties to that end. The total capital expenditures for those facilities are expected to be approximately $2.5 million, most of which we expect would be incurred in the fourth quarter of 2009. Clean Coal may pursue additional facilities if the qualification deadline is extended. If qualifying facilities are placed in service in time to qualify them for Section 45 tax credits and the refined coal product qualifies for the Section 45 tax credit, we estimate that these facilities will produce profits for Clean Coal in excess of $3.0 million per year per facility for up to ten years. The decision to proceed through completion on such facilities depends on the outcome of planned demonstrations, the status of negotiations with third parties, receiving explicit guidance from the IRS and other milestones that we are closely monitoring. Our net operating loss for the quarter ended September 30, 2009 includes net costs of $281,000 related to our refined coal efforts and $464,000 from Clean Coal. If Clean Coal succeeds in obtaining approval for the Section 45 tax credits and sells a facility to a third party, NexGen has the right to maintain its 50% interest by paying us a total of $4.0 million commencing after Clean Coal receives such qualification. NexGen is not obligated to make those payments, but if it fails to do so once Clean Coal has qualified for the Section 45 tax credits, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount of the $4.0 million that it elects not to pay, if any.

As described in greater detail below under “Liquidity and Capital Resources,” on October 26, 2009, we, Clean Coal and NexGen entered into an amendment to the Purchase and Sale Agreement pursuant to which NexGen must make these payments to extend the time by which the payments must be made, and to allow NexGen to make the payments from cash that would otherwise be distributable to NexGen under the Clean Coal Operating Agreement. In addition, NexGen agreed to loan Clean Coal up to $1.0 million ($820,000 of which has been loaned as of November 6, 2009), to fund expenses in connection with constructing and placing in operation facilities it hopes will qualify for Section 45 tax credits and monetizing those Section 45 tax credits to investors. We have guaranteed 50% of the amount loaned to Clean Coal by NexGen, and have secured our guaranty by pledging our interest in Clean Coal to NexGen and by an agreement to issue up to 250,938 shares of our Common Stock to NexGen if we default on our guaranty.

Carbon Solutions, our joint venture company with Energy Capital Partners I, LP and its affiliated funds (“ECP”), is constructing the AC Facility, which is scheduled to commence operations in the spring of 2010. The AC Facility is expected to provide as much as 150 million pounds per year (first production line) of powdered activated carbon for use primarily in coal-fired power plant mercury control applications. AC may also be used as an effective control for the organics and volatile metals we expect will be regulated by the EPA’s new MACT-based hazardous pollutant regulation.

Crowfoot Supply has developed a larger offsite processing and logistics facility that commenced operations in the second quarter of 2009 and later will operate in conjunction with the AC Facility. Red River is currently selling and processing AC on a continuous basis from this facility to meet delivery obligations under existing off-take agreements, which as of September 30, 2009, totals approximately $160 million in gross revenue, and is offering such supply to potential long-term customers for AC to be supplied from the AC Facility. The capacity of this facility is sufficient to meet Red River’s current delivery obligations under its existing off-take agreements. Carbon Solutions continues to negotiate long-term customer off-take contracts for its business. Many of the state mercury regulations already in place require compliance in 2010 and as such there are several utilities and independent power producers engaged in an AC procurement process this year. Given what it believes to be the current tight AC supply/demand situation in the U.S., Carbon Solutions expects to be able to sell the majority of its AC output under three-to-five year contracts to owners of coal-fired power plants for the purpose of mercury emission mitigation.

Under the terms of the Limited Liability Agreement (the “LLC Agreement”) of Carbon Solutions among ECP and ADA, ADA has contributed $25.6 million in cash and other property and ECP has contributed cash of $140.0 million, including preferred equity contributions of $88.5 million, through September 30, 2009. Effective June 30, 2009, ECP converted some of its preferred equity contributions to ordinary capital contributions resulting in a dilution of our ownership percentage down below 50%. In the third quarter of 2009, ECP converted additional preferred equity contributions to ordinary capital contributions resulting in a dilution of our ownership percentage to 33% as of September 30, 2009. We do not have any further capital commitments to Carbon Solutions, and expect that all future funding for the AC Facility will come from ECP and third-party debt financing. Through November 1, 2009, ECP had contributed cash in total of $142.1 million to Carbon Solutions and had loaned $36.9 million to Red River pursuant to secured convertible demand notes. As of September 30, 2009, the principal balances of the demand notes issued by Red River to ECP totaled $36.3 million. See “Liquidity and Capital Resources” for additional information.

The market for our FGC chemicals and services has been declining over the last couple of years, and this is not expected to change dramatically until the uncertainty caused by the CAMR ruling has been eliminated. We are responding to inquiries about our product meeting the needs of the changing regulations in combination for mercury control, and recently sold one system for such use. We are in the process of negotiating a chemical contract in conjunction with this new system. In the third quarter of 2009, we received a contract for FGC that is an alternative to using conventional SO3 conditioning, which interferes with mercury control, and in the fourth quarter of 2009, we will be working with a utility customer to demonstrate our SO3 technology. With a defined mercury rule or legislation, we believe there will be opportunities to combine FGC with AC, as FGC can enhance the performance of AC in specific applications. Margins on these products are typically higher than what we recognize for our present MEC sales and may represent an important contribution to our overall revenue and profit potential. We are currently providing certain services to Carbon Solutions under a Master Service Agreement (“MSA”). Revenues under the MSA are included in the FGC segment.

Results of Operations – 3rd Quarter and YTD 2009 versus 3rd Quarter and YTD 2008

Revenues totaled $3.7 million and $13.5 million for the three and nine months ended September 30, 2009, respectively, versus $5.0 million and $12.9 million for the three and nine months ended September 30, 2008, representing a decrease of 26% and an increase of 5% for the quarter and year to date, respectively. We expect overall revenues will show little additional growth until revised mercury control regulations are implemented or legislation is enacted. Revenues in our MEC segment for 2009 decreased for the third quarter and first nine months by $1.5 million and $400,000, respectively (31% and 3%), primarily due to lower ACI system sales as a result of industry uncertainty surrounding the likely of Federal mercury regulation FGC and other activities increased by $223,000 and $995,000, respectively (126% and 270%) as compared to the same periods in 2008.

Revenues from the MEC segment for the nine months ended September 30, 2009 were comprised of ACI systems (65%), government and industry-supported contracts (24%), and consulting services (11%), compared to 62%, 27% and 11%, respectively, for such components for the 2008 period. We had contracts in progress at quarter-end for supply of ACI systems with remaining revenue of approximately $6.6 million, $2.4 million of which are expected to be recognized during the remaining three months of 2009 and the remainder in 2010. Our ACI systems revenues were $1.9 million and $7.8 million for the three and nine months ended September 30, 2009, representing a decrease of 37% and -0-% compared to those same periods in 2008.

Our DOE and industry supported contract revenues totaled $1.1 million and $2.9 million for the three and nine months ended September 30, 2009, representing an increase of 15% and a decrease of 15%, respectively, compared to 2008. The remaining unearned amount of these contracts was $2.2 million as of September 30, 2009, of which $600,000 is expected to be recognized during the fourth quarter of 2009 (including cash contributions by other industry partners), the majority of which is related to our CO2 capture work. DOE has ceased funding for mercury related projects since that market is now in a commercial phase; however funding for the development and demonstration of CO2 capture technology from government and industry supported contracts began to replace that source of revenue for us in 2009, and we expect this to continue.

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

Revenues from consulting services included in the MEC segment totaled $299,000 and $1.4 million for the three and nine months ended September 30, 2009, representing a decrease of 63% and an increase of 2% compared to those periods in 2008. The decrease in the quarter resulted from two new mercury control programs that commenced in the second quarter of 2008. The increase for the nine-month period was primarily related to increased activity with current and new test programs that commenced during the first six months of 2009.

FGC and other revenues for the three and nine months ended September 30, 2009 increased by $223,000 and $995,000, respectively, due primarily to revenues generated under our MSA with Carbon Solutions beginning in the fourth quarter of 2008 and increasing during 2009. We expect FGC chemical revenues in 2009 to be lower than 2008 as we are experiencing declining sales of chemical to continuing customers. Revenues related to our MSA were $152,000 and $936,000 for the three and nine months ended September 30, 2009. There were no MSA revenues in 2008. We expect that MSA revenues will decline slightly in the last quarter of 2009.

Cost of revenues decreased by $837,000 and $147,000 or 25% and 2% for the three and nine months ended September 30, 2009, respectively from the same periods in 2008, primarily due to decreased sales and changes in our business mix. Gross margins were 32% and 38% for the three and nine months ended September 30, 2009 respectively, as compared to 33% and 34% for the same periods in 2008. For the near term, we expect the sales of ACI systems and MSA revenues to remain flat, for which the anticipated gross margins are lower than for our specialty chemical sales and DOE demonstration work that involves industry cost-sharing. We expect the amount of fixed price and time and materials work in the MEC segment for the near term to represent an increasing source of revenue. As a result, we expect overall gross margins for fiscal year 2009 and for the first half of 2010 to be consistent with the levels achieved in fiscal year 2008.

Cost of revenues for the MEC segment decreased by $1.2 million and $1.1 million or 37% and 13% for the three and nine months ended September 30, 2009, respectively, from the same periods in 2008, primarily as a result of the decreased ACI system sales. Gross margins for the MEC segment were 39% and 41% for the three and nine months ended September 30, 2009, respectively, as compared to 33% and 35% for the 2008 periods. The increase in gross margins from the prior year resulted from improved design and internal efficiencies. Looking further ahead, we expect ACI system sales, government and industry-supported demonstration work and other consulting services to maintain MEC margins consistent with prior years, as long as we are able to maintain our competitive advantages and closely control related costs.

Cost of revenues for the FGC and other segment increased by $381,000 and $938,000 or 359% and 339% for the three and nine months ended September 30, 2009, respectively, from the same periods in 2008. Gross margins for this segment were -2% and 1% for the three and nine months ended September 30, 2009 respectively, as compared to 40% and 25% for the comparable 2008 periods. The decrease in gross margins in 2009 is attributed to higher chemical costs and direct costs related to the current joint venture activities of Clean Coal and offset by lower margins associated with services we provided to Carbon Solutions under the MSA. FGC and other revenues comprised 11% and 10% of total revenues for the three and nine months ended September 30, 2009, compared to 4% and 3% for the three and nine months ended September 30, 2008. The changes in the FGC segment profits for the nine months ended September 30, 2009 from the nine months ended September 30, 2008 are a result of the same factors mentioned above.

General and administrative expenses increased by $6.3 million and $8.9 million or 384% or 194% for the three and nine months ended September 30, 2009, respectively, from the same periods in 2008 to approximately $7.9 million and $13.5 million for the three and nine months ended September 30, 2009. The dollar increases in both the three and nine months ended September 30, 2009 resulted primarily from increased legal costs of $6.4 million and $9.0 million respectively, related to our litigation with Norit Americas, Inc. (“Norit”) and Calgon Carbon Corporation (“Calgon”) described in Part II, Item 1 of this Report. Under terms of the Joint Development Agreement executed with ECP on October 1, 2008, related to the formation of Carbon Solutions, we have agreed to indemnify ECP and Carbon Solutions for certain costs and damages they incur related to the Norit matter. Our legal expense for the three and nine months ended September 30, 2009 includes estimates of such indemnity obligations for legal fees. We expect legal costs to decline slightly in the fourth quarter of 2009 and in 2010 due to the Norit case moving out of the court to arbitration. See Part II, Item 1 discussed below. General and administrative expenses in the third quarter of 2009 also included $373,000 for non-cash share-based compensation.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Direct research and development expenses increased by $17,000 or 11% and decreased by $56,000 or 9% for the three and nine months ended September 30, 2009 as compared to 2008 as a result of changes in DOE contract activities. We anticipate that for the next several years our future R&D expenses will grow in direct proportion to DOE-funded CO2 work we perform.

MEC segment profits decreased by $329,000 or 25% and increased by $789,000 or 24% for three and nine months ended September 30, 2009, respectively from the same periods in 2008. The decrease for the quarter was a result of lower ACI system sales and the change in DOE work for mercury control compared to 2008. The increase for the nine months ended September 30, 2009, was primarily a result of higher margins on the remaining DOE contracts and ACI systems sales. FGC and other segment profit decreased by $2,000 or 2% and increased by $329,000 or 114% for the three and nine months ended September 30, 2009, respectively, from the same periods in 2008. The decrease in the third quarter resulted from increased MSA revenues and corresponding costs, decreasing segment revenues and lower margin chemical sales. The increase in profits for the nine-month period was primarily the result of increased MSA revenue offset by lower margin chemical sales in 2009.

We had net interest and other income of $5,000 and $25,000 for the three and nine months ended September 30, 2009, as compared to $46,000 and $337,000, respectively from the same periods in 2008. Interest and other income decreased in 2009 due to liquidation of investments in order to make contributions of capital to Carbon Solutions, which resulted in lower invested balances. In addition, interest rates were at record lows resulting in lower earnings on interest-bearing accounts.

Our net operating loss for the three and nine months ended September 30, 2009 includes net costs of $134,000 and $281,000, respectively, related to our refined coal efforts and $153,000 and $464,000 loss of the Clean Coal joint venture. In addition, our net operating loss includes our equity in the losses incurred by Carbon Solutions totaling $1.5 million and $2.8 million for the three and nine months ended September 30, 2009, respectively. We expect to report continued equity in the losses of Carbon Solutions until the AC Facility is operational.

The deferred income tax benefit for the nine months ended September 30, 2009 represents our expected effective tax rate of approximately 36% for 2009, which approximates the rate we recognized for the nine months ended September 30, 2008. Our income tax rate does not include any Section 45 tax credits from Clean Coal.

Liquidity and Capital Resources

We had cash and cash equivalents of $800,000 and positive working capital of $2.3 million as of September 30, 2009, compared to cash and cash equivalents of $3.0 million and working capital of $4.4 million at December 31, 2008 when the previously consolidated balances of Carbon Solutions are excluded. The decrease in working capital (excluding the previously consolidated Carbon Solutions amounts) resulted primarily from the significant legal expenses we incurred in 2009 relating to the Norit litigation. As described in Part II, Item 1 of our Form 10-Q for the quarter ended June 30, 2009, Hudson Specialty Insurance Company (“Hudson”) our general liability insurance carrier, filed a declaratory judgment suit against us and the other defendants in the Norit litigation, asking the court to declare that Hudson is not responsible for defending any of such parties in the Norit litigation or paying any amounts that may become owing to Norit by the parties in the Norit litigation, including attorney fees that Norit is claiming. In July 2009, we and Hudson settled the first of such claims for a $1.25 million payment to us. This settlement did not include damages we could seek from Hudson if we were to become liable to Norit. Legal costs incurred by Carbon Solutions have been paid to date by Carbon Solutions and are subject to indemnification by us, resulting in an obligation payable by us to Carbon Solutions of approximately $5.8 million as of September 30, 2009. This obligation is recognized in the accompanying consolidated financial statements as a long-term liability under accrued liabilities because we do not expect the use of current assets to satisfy this obligation. Under the LLC Agreement of Carbon Solutions, if we fail to promptly pay our indemnity obligations to ECP, ECP has the right to decrease our capital contributions (and increase ECP’s capital contributions) in Carbon Solutions by such amount and adjust each party’s percentage ownership accordingly. We do not currently have any outstanding indemnity obligations to ECP, and we are unable to estimate the total amount of any future indemnity obligations at this time. ECP has notified us that it believes such obligations include any losses it suffers due to its loss of potential customers and diminution in the value of its businesses. We have notified ECP that we disagree with its interpretation as to our indemnification liability, and we are currently in discussions with ECP concerning this issue.

In order to address the anticipated capital needs of Carbon Solutions, ECP may fund additional ordinary capital contributions or preferred equity contributions to Carbon Solutions or make loans to Red River, in each case at such times and in such amounts as ECP determines are necessary to satisfy their capital requirements. ECP’s preferred equity contributions to date exceed the capital it committed to contribute pending our expected sale of Series A and B Convertible Preferred Stock (the “Private Placement”) to ECP

under the Securities Purchase Agreement dated as of October 1, 2008, as amended (the “SPA”). One-half of ECP’s preferred equity bears a preferred return of 12% per annum, and the other half does not bear a preferred return. If we consummate the sale of our Preferred Stock to ECP under the SPA, we are required to invest the net proceeds, expected to be $18.8 million, in Carbon Solutions, and an equal amount of ECP’s outstanding preferred equity bearing a 12% preferred return, plus the applicable 12% preferred return, would be redeemed. At that time a matching amount of ECP’s preferred equity that does not bear a preferred return would be converted into ordinary capital contributions. If any of ECP’s preferred equity is not redeemed by the earliest of (i) the four-month anniversary of the date of such funding, (ii) if such funding was made prior to the closing of the Private Placement, the closing date of the Private Placement, (iii) the date of an ADA Triggering Event (as defined in the SPA), (iv) immediately prior to the closing of any Joint Venture Sale (as defined in the SPA), and (v) immediately prior to any determination to dissolve Carbon Solutions, then ECP would receive priority distributions on such preferred equity until it is redeemed or converted, and has the option to convert any such unredeemed preferred equity into ordinary capital contributions.

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

Pursuant to an Amended and Restated Credit and Reimbursement Agreement among Red River, ECP and us dated as of September 2, 2009 and related documents (the “Carbon Solutions’ Credit Support Documents”), ECP may make loans to Red River from time to time. As of September 30, 2009, the principal balance of ECP’s loans to Red River totaled approximately $36.3 million. Such loans are evidenced by convertible demand promissory notes bearing interest at 12% per annum compounded quarterly. ECP may convert any outstanding amounts due under such notes to ordinary capital or preferred equity contributions in Carbon Solutions at any time at its option. The outstanding loans are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River.

As of September 30, 2009, ECP had outstanding preferred equity in Carbon Solutions totaling approximately $88.5 million, of which $26.4 million were convertible to ordinary capital contributions. In the second and third quarter of 2009, ECP converted some of its then outstanding preferred equity to ordinary capital contributions, resulting in dilution of our ownership interest in Carbon Solutions to 33% as of September 30, 2009. Because of such dilution, ECP now elects three out of the four managers of the Board of Carbon Solutions and controls decisions of the Board. Through November 1, 2009, ECP had contributed cash of $142.1 million to Carbon Solutions and had loaned $36.9 million to Red River. Based on these amounts and the anticipated level of capital that we expect will be needed for the AC Facility, we believe our ownership interest may be diluted to an approximate 25% interest upon closing of the Private Placement, which we expect to occur sometime in early 2010. We continue to have the right to participate in significant decisions subject to member approval so long as we continue to hold at least a 15% ownership interest. Member approval requires approval of members holding at least 75% of the ownership interests.

In addition to our indemnity obligations described above, we have made guaranties and undertaken other commitments of approximately $156.8 million related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded on our financial statements as we do not expect the guaranties and commitments to be called upon. Pursuant to the Carbon Solutions’ Credit Support Documents, Red River has agreed to reimburse us and ECP in the event we or they are required to make payments related to these guaranties and guaranties provided by ECP. Red River’s reimbursement obligations are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River. We assigned our rights under these agreements to ECP, and any amounts payable to us would be paid directly to ECP until ECP’s preferred equity in Carbon Solutions is fully redeemed or converted and all loans to Red River have been paid in full.

Clean Coal, our 50% joint venture with NexGen, is planning to put facilities to produce refined coal into operation in the near future. Clean Coal is now working on two facilities to produce refined coal for which we estimate total capital expenditures to be approximately $2.5 million. The decision to proceed on these and any additional facilities depends on the success of demonstration projects, the status of negotiations with third parties, obtaining explicit guidance from the IRS as to certain parameters that must be met to qualify the facilities for Section 45 tax credits, and other milestones that we are closely monitoring. Assuming the facilities can qualify for Section 45 tax credits, Clean Coal will attempt to “monetize” its portion of the Section 45 tax credits through the sale of the facilities to third parties to recover its related capital expenditures shortly after each facility is put into operation. In order to satisfy the immediate capital needs of Clean Coal, Clean Coal entered into a Loan Commitment Agreement with NexGen on October 26, 2009, by which NexGen agreed to loan Clean Coal up to $1.0 million for the primary purpose of funding expenses in connection with constructing and placing into operation facilities qualifying for Section 45 tax credits and monetizing those Section 45 tax credits to investors. NexGen has loaned Clean Coal $820,000 under this agreement as of November 6, 2009. Amounts loaned bear interest at 5% per annum, with interest only payable monthly in arrears, and will be repayable in full at the earliest to occur of (a) the third day after we receive funds from a sale of our securities (with certain permitted exceptions, including the sale of our preferred stock to ECP pursuant to the SPA), (b) December 31, 2009 (to be extended to March 31, 2010 if, on or before December 31, 2009, one or more qualifying facilities have been placed in service to produce refined coal), or (c) upon the occurrence of a continuing uncured event of default or a change in control of the Company or Clean Coal.

Contemporaneously with the Loan Commitment Agreement entered into between Clean Coal and NexGen, we entered into a Guarantee and a Security and Pledge Agreement with NexGen by which we guaranteed 50% of the amount of any amounts loaned to Clean Coal under the Loan Commitment Agreement. To secure our guaranty, we pledged our interest in Clean Coal to NexGen and have also agreed to issue up to 250,938 shares of our common stock to NexGen if we default on our guaranty. We also granted NexGen rights to have any shares we issue to NexGen in the event of a default registered for resale under the Securities Act of 1933, as amended, as soon as practicable after the issuance of the shares.

On October 26, 2009, we, NexGen and Clean Coal also entered into a First Amendment to Purchase and Sale Agreement to amend the terms pursuant to which NexGen may retain its 50% interest in Clean Coal once Clean Coal qualifies its refined coal product for Section 45 tax credits. Under this First Amendment, in lieu of NexGen’s electing to retain its 50% interest in Clean Coal by paying us $4.0 million in eight quarterly payments of $500,000 each beginning in the quarter Clean Coal becomes a Section 45 Business, NexGen may elect to retain its interest in Clean Coal by paying us up to $4.0 million (plus any accrued interest under the note described below) as follows: (a) $0.26 times the projected annual tons of refined coal to be sold by a coal fueled electric power generating station (the “Tonnage Amount”), payable within 10 days after a related monetization in cash or by delivery of a two-year promissory note plus (b) 25% of cash distributions (other than for income taxes) due to NexGen from Clean Coal allocable to all monetizations (“Distributed Cash”), payable within 10 days after it becomes payable to NexGen. Any such promissory note would bear interest at 5% per annum, be payable out of 35% of Distributed Cash and be secured by NexGen’s interest in Clean Coal.

Our principal source of liquidity is our existing working capital. We had a negative operating cash flow for the nine months ended September 30, 2009. This trend is expected to continue for the remainder of 2009, primarily due to legal expenses in connection with the Norit matter. We expect to fund our operations in the fourth quarter of 2009 with our existing working capital and that Carbon Solutions, through loans or equity contributions from ECP, will continue to fund a significant portion of legal expenses related to the Norit matter, although ECP has no obligation to provide such funds. We do not have sufficient working capital to fund our outstanding indemnity obligations to Carbon Solutions, and any funds we raise in an equity financing or asset sale are generally required to be contributed to Carbon Solutions pursuant to the SPA. We will need additional working capital in order to meet our 50% share of Clean Coal’s capital expenditure not covered by the NexGen loan and to pursue our carbon capture business and plan to apply for funding recently announced by the DOE for scale-up of solid-sorbent based carbon capture technology. Our ability to generate the financial liquidity required to meet ongoing operational needs and to meet our current and future indemnification obligations to Carbon Solutions and, potentially to ECP, will likely depend upon several factors, including ongoing legal expenses in connection with the Norit matter, timing of satisfaction and ultimate amount of our indemnity obligations to Carbon Solutions and, potentially to ECP, insurance coverage with respect to the Norit matter, our ability to maintain a significant share of the market for mercury control equipment, continuation of FGC chemical sales and operations and Clean Coal’s success in qualifying its refined coal product for Section 45 tax credits, placing facilities that produce qualifying refined coal in operation by January 1, 2010, and monetizing the Section 45 tax credits through the sale of the facilities to third party investors.

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of September 30, 2009, our trade receivables balance was $5.8 million, which included billings in excess of recognized income of $1.2 million, for a net of $4.6 million. Our trade receivables balance was lower at September 30, 2009 as compared to December 31, 2008 due to the nature and timing of our billing milestones for our ACI systems contracts.

Under our defined contribution and 401(k) pension plan, we match up to 7% of salary amounts deferred by employees in the plan and may contribute certain other amounts as determined annually by our Board of Directors. During the nine months ended September 30, 2009 and 2008, we recognized $187,000 and $160,000, net of forfeitures, respectively, of matching expense. This expense is expected to amount to approximately $280,000 in 2009. Our matching contributions for 2009 have been and are expected to continue to be made in the form of shares of the Company’s common stock.

We recorded a net current deferred tax asset of $122,000 and a long term deferred tax asset of $5.5 million (included in other assets) at September 30, 2009, as compared to net current deferred tax asset of $216,000 and net long term deferred tax assets of $1.3 million on December 31, 2008, respectively. We believe that it is more likely than not that our deferred tax assets will be realized in the future. The change is a result of our loss, impact of R&D tax credits and additional tax benefit from 2009 activities. Such amounts do not include any Section 45 tax credits related to Clean Coal.

Cash flow used in operations totaled $1.6 million for the first nine months of 2009 compared to cash provided of $49,000 for the same period in 2008. The change in cash flow from operations in 2009 primarily resulted from an increase in our long-term accrued liabilities totaling $5.8 million and an increase of prepaid expenses and other and a decrease in payroll related liabilities totaling $326,000, which was offset by a decrease in receivables. These changes in our receivables and prepaid expenses primarily correspond to the nature and timing of our procurement and billing cycle activities and the treatment of the indemnity costs related to the Norit matter discussed above. In addition, other adjustments to cash flow from operations included a decrease from the deferred tax benefit of $4.3 million and loss attributable to non-controlling interest of $232,000, which was offset by an increase from expenses paid with restricted stock of $993,000, equity in loss incurred by Carbon Solutions totaling $2.8 million, and depreciation and amortization expense totaling $415,000.

Net cash used in investing activities was $26.0 million for the first nine months of 2009 compared to $6.4 million for the same period in 2008. The cash used was due to the reclassification of our investment in Carbon Solutions as a result of its deconsolidation in the financial statements as a result of our joint venture partner converting a portion of its preferred equity contributions to ordinary capital contributions, which accounted for $25.2 million of cash held in the deconsolidated subsidiary. As a result of the deconsolidation of Carbon Solutions in the financial statements, we are accounting for the investment in Carbon Solutions under the equity method. The remaining cash used consisted of investments in short term paper and purchases of equipment. The 2008 cash used was primarily used for activities related to formation of Carbon Solutions and the development of its AC Facility.

Net cash provided by financing activities was $113,000 for the first nine months of 2009 compared to $6.4 million cash provided during the same period in 2008, which resulted from a private placement we completed in August 2008, less stock issuance costs.

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

Significant estimates are used in preparation of our financial statements and include (1) our allowance for doubtful accounts, which is based on historical experience; (2) our warranty costs; and (3) our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts. In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $662,000 on the consolidated balance sheets. Management believes the fair value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

We follow the guidance in FASB Topic 718 related to share-based payments to recognize all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model meets the requirements of FASB Topic 718 but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. We use a historical volatility rate on our stock options. The fair value of our restricted stock is based on the closing market price of our common stock on the date of grant. If there are any modifications or cancellations of the underlying securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

Consolidation of Subsidiaries – Our equity partner in Carbon Solutions, ECP, has contributed equity capital significantly in excess of our contributions during the nine months ended September 30, 2009. We expect, upon financial close of the Private Placement, that our ownership percentage will further be diluted below the current 33% and we will continue the recording of our interest under the equity method.

Recently Issued Accounting Policies

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01. The ASU eliminates the previous US GAAP hierarchy and designates US GAAP into two levels – authoritative and nonauthoritative. It also designates the Codification as the single source of authoritative US GAAP. The ASU is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB updated Topic 855 with respect to subsequent events (issued as SFAS No. 165, “Subsequent Events” prior to the implementation of ASU 2009-01). The update does not require significant changes regarding recognition or disclosure of subsequent events but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after June 15, 2009. The implementation of this standard did not have a significant impact on our financial statements. The Company has performed an evaluation of subsequent events through November 13, 2009, which is the date these financial statements were issued.

In June 2008, the FASB updated Topic 260 with respect to share-based payments (issued as Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities prior to the implementation of ASU 2009-01). The update provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with Topic 260’s calculation of “Earnings per Share”. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform to the provisions in update. Early application of Topic 260 is prohibited. The Company has not issued dividends or dividend equivalents and, consequently, the update has not had a material impact on our consolidated financial statements.

In April 2008, the FASB updated Topic 350 with respect to intangible assets (issued as FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” prior to the implementation of ASU 2009-01). The update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This update had no material effect on our financial statements.

Effective January 1, 2008, the Company adopted provisions of Topic 820 with respect to recurring fair value measurements (issued as Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” prior to the implementation of ASU 2009-01) which introduced a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The Company’s adoption of this standard did not have a material impact on our financial statements.

In December 2007, the FASB updated Topic 810 with respect to noncontrolling interests in consolidated financial statements (issued as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” prior to the implementation of ASU 2009-01). The update requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. The Company adopted the update on January 1, 2009 and recharacterized its reportable minority interests as noncontrolling interests and classified these interests as a component of equity in the consolidated financial statements. The Company deconsolidated Carbon Solutions as of June 30, 2009 and accounts for gains and losses under the equity method of accounting.

In December 2007, the FASB updated Topic 805 with respect to business combinations (issued as SFAS 141R, “Business Combinations”, prior to the implementation of ASU 2009-01), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any noncontrolling interest in the acquiree. The update also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of the update will depend on the future business combinations the Company may pursue after its effective date. Under provisions of the update, all acquisition costs are expensed as incurred.

In August 2009, the FASB issued ASU 2009-05 to amend provisions of Topic 820 by providing more guidance in determining fair value of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either a quoted price for similar liabilities or valuation techniques consistent with Topic 820 or a combination of methods. The update is effective for the first reporting period after issuance, September 30, 2009, and has not had a material impact on the financial statements.

In September 2009, the FASB issued ASU 2009-08 to amend provisions of Topic 260 to provide technical corrections in the calculation of earnings per share in a reporting period that involves the redemption or induced conversion of preferred stock. The impact of this amendment will be determined when or if the Company issues its authorized preferred stock and subsequently redeems it or induces its conversion. This ASU will not have any impact on our financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation with Norit Americas, Inc. As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2009 (together, the “2009 Reports”) and the Current Report on Form 8-K dated June 8, 2009, Norit Americas, Inc., which is an AC manufacturer with whom we have previously done business, filed a lawsuit against us, ADA Environmental Solutions LLC, Carbon Solutions (formerly known as Crowfoot Development, LLC), Red River, Underwood, Morton and two of our employees (who were former employees of Norit) (collectively the “ADA Defendants”) on August 4, 2008, asserting that the ADA Defendants have misappropriated Norit’s trade secrets related to AC manufacturing, and other claims. Norit is seeking monetary damages under various legal theories, attorney fees, and injunctive relief to prevent us or any related entity or third party from using Norit’s alleged trade secrets or other Norit intellectual property related to AC manufacturing. We are vigorously defending against Norit’s claims, which management believes are without merit. As previously reported, Norit had moved for a Temporary Restraining Order (“TRO”) (which was granted) and a Temporary Injunction. After a hearing on the merits, Norit’s motion for the Temporary Injunction was denied and the TRO expired June 5, 2009, and construction on the AC Facility has continued. Trial of the case was set for September 21, 2009, but was continued until January, 2010 to allow the Court time to rule on pending motions. On August 20, 2009, we, together with the other entity defendants, filed a counterclaim against Norit asking the Court to declare that we are co-owners with Norit of any trade secrets relating to certain technology that Norit alleges constitutes one of several trade secrets we have allegedly misappropriated from it. Norit responded by asserting counterclaims for breach of contract and related causes under the Market Development Agreement (MDA) to which we and Norit were parties from 2001 until 2007. Norit also sought to either compel arbitration of the counterclaims (ours and theirs), or have them determined by the Court as part of the pending case. We, along with the other ADA Defendants, responded by moving for a stay of proceedings in the Court and an order compelling arbitration of all claims in the case pursuant to the arbitration agreement in the MDA. On October 6, 2009, the Court entered an order granting Norit’s and the ADA Defendants’ motions to compel arbitration as to all claims, and stayed all claims/cause of actions in the case pending notice from the arbitrator listing any non-arbitrable claims/cause of actions. We, together with the other ADA Defendants, have filed for submission of the matter to the American Arbitration Association. Subsequent to the submission of the matter to arbitration Norit and all defendants have agreed that all pending claims will be resolved in the arbitration, eliminating the potential appeal of the Court’s order sending the matter to arbitration and the need for the arbitrators to determine if any pending claims are arbitrable. Accordingly, the parties expect that all pending claims will be heard in arbitration in 2010 in Atlanta, Georgia. The original case, captioned Norit Americas, Inc. v. ADA-ES, Inc., ADA Environmental Solutions, LLC, John Rectenwald, Stephen D. Young, Crowfoot Development, LLC, Red River Environmental Products, LLC, Underwood Environmental Products, LLC, Morton Environmental Products, LLC f/k/a Bowman Environmental Products, LLC, Cause No. 08-0673, was filed in the 71st Judicial District Court for Harrison County, Texas.

Litigation with Calgon Carbon Corporation. As previously reported in the 2009 Reports, on September 29, 2008, Calgon filed a declaratory judgment action against us in the United States District Court for the Western District of Pennsylvania. The case, captioned Calgon Carbon Corporation v. ADA-ES, Inc., concerns a March 20, 2007 Memorandum of Understanding (“MOU”) between Calgon and us providing that the parties would jointly market AC to the power industry, with Calgon supplying the AC and the Company leading the sales effort. The MOU provided that Calgon would pay us a commission on all sales of Calgon-produced AC resulting from the joint marketing effort. During the period the MOU was in place, our efforts resulted in Calgon’s AC undergoing testing, qualification and acceptance by various customers including Midwest Generation, an Illinois power company, to whom an AC supply bid was submitted. We believe this bid resulted in an award of a $55 million AC contract for Calgon based on Calgon’s announcement of it. The MOU specified that we would receive a 15% commission on sales resulting from the joint marketing effort, which amounts to $8.25 million, with respect to this contract. In the litigation, Calgon seeks a declaratory judgment that it has no obligation to pay us commissions for the Midwest Generation contract or for any other future sales after August 24, 2007, the date the MOU was terminated by Calgon. We filed a counterclaim against Calgon to recover the $8.25 million in commissions due from Calgon. The case is currently in the discovery phase. On October 19, 2009 a scheduling order was entered setting a jury trial for July 2010.

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

ADA-ES, Inc.
Registrant

Date: November 13, 2009	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: November 13, 2009	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

4.1	ADA-ES, Inc. Profit Sharing Retirement Plan (1)

4.2	American Funds Distributors, Inc. Nonstandarized 401(k) Plan (1)

4.3	American Funds Distributors, Inc. Defined Contribution Prototype Plan and Trust (1)

4.4	ADA-ES, Inc. Plan Policy Documents (1)

4.5	Employer Stock Addendum to Trust Agreement (1)

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to the same numbered Exhibit to the Form S-8 filed on June 3, 2009 (File No. 333-159715).