Form 10-Q
period 2010-03-31
ADA-ES INC
filed 2010-05-13
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, no par value	7,410,976

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (for March 31, 2010 one entity included as a subsidiary as of March 31, 2009 was deconsolidated (see Note 2)).

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,125	$1,456
Trade receivables, net of allowance for doubtful accounts	3,880	5,812
Certificate of deposit	400	400
Assets held for sale	2,513	1,987
Prepaid expenses and other	605	1,182

Total current assets	9,523	10,837

PROPERTY, PLANT AND EQUIPMENT, at cost	3,152	3,100
Less accumulated depreciation and amortization	(2,388)	(2,252)

Net property, plant and equipment	764	848

GOODWILL, net of amortization	435	435
INTANGIBLE ASSETS, net of amortization	232	229
INVESTMENT IN ADA CARBON SOLUTIONS, LLC (“CARBON SOLUTIONS”)	20,595	21,776
DEFERRED TAXES AND OTHER ASSETS	8,460	6,842

TOTAL ASSETS	$40,009	$40,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,175	$5,312
Accrued payroll and related liabilities	681	578
Deferred revenue	845	1,452
Accrued expenses and other liabilities	1,263	1,306

Total current liabilities	6,964	8,648

LONG-TERM LIABILITIES:
Accrued liabilities	8,577	6,822
Accrued warranty and other	761	1,146

Total liabilities	16,302	16,616

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
ADA-ES, Inc. stockholders’ equity
Preferred stock; 50,000,000 shares authorized, none outstanding	0	0
Common stock; no par value, 50,000,000 shares authorized, 7,410,976 and 7,093,931 shares issued and outstanding	38,802	37,000
Accumulated deficit	(15,568)	(12,748)

Total ADA-ES, Inc. stockholders’ equity	23,234	24,252
Non-controlling interests	473	99

TOTAL STOCKHOLDERS’ EQUITY	23,707	24,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,009	$40,967

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands)

(Unaudited)

	For the Quarter Ended March 31,
	2010	2009
REVENUE:
Emissions control (see note 2)	$3,064	$4,606
CO2 capture	803	261
Refined coal	0	0

Total revenues	3,867	4,867

COST OF REVENUES:
Emissions control (see note 2)	1,822	2,702
CO2 capture	264	109
Refined coal	426	12

Total cost of revenues	2,512	2,823

GROSS MARGIN	1,355	2,044

OTHER COSTS AND EXPENSES:
General and administrative	4,579	3,184
Research and development	184	218
Depreciation and amortization	209	157

Total expenses	4,972	3,559

OPERATING LOSS	(3,617)	(1,515)

OTHER INCOME (EXPENSE)
Equity in net loss of Carbon Solutions (see note 2 )	(1,181)	0
Interest and other income	19	33

LOSS BEFORE INCOME TAX PROVISION AND NON-CONTROLLING INTERESTS	(4,779)	(1,482)

INCOME TAX BENEFIT	1,613	315

NET LOSS BEFORE NON-CONTROLLING INTERESTS	(3,166)	(1,167)

Net loss attributable to non-controlling interests	346	624

NET LOSS ATTRIBUTABLE TO ADA	$(2,820)	$(543)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED ATTRIBUTABLE TO ADA	$(0.39)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,194	6,869

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,194	6,869

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Quarter Ended March 31, 2010 and 2009

(Amounts in thousands, except share data)

(Unaudited)

	COMMON STOCK		ACCUMULATED DEFICIT	TOTAL ADA-ES, INC. STOCKHOLDERS’ EQUITY	NON- CONTROLLING INTERESTS	TOTAL EQUITY
	SHARES	AMOUNT
BALANCES, January 1, 2009	6,755,932	$35,812	$(3,977)	$31,835	$25,152	$56,987
Stock-based compensation	137,945	461	0	461	0	461
Equity contributions	0	0	0	0	26,358	26,358
Net loss	0	0	(543)	(543)	(624)	(1,167)

BALANCES, March 31, 2009	6,893,877	$36,273	$(4,520)	$31,753	$50,886	$82,639

BALANCES, January 1, 2010	7,093,931	$37,000	$(12,748)	$24,252	$99	$24,351
Stock-based compensation	173,160	809	0	809	0	809
Issuance of stock for cash	143,885	1,000	0	1,000	0	1,000
Expense of stock sale	0	(7)	0	(7)	0	(7)
Equity contributions	0	0	0	0	720	720
Net loss	0	0	(2,820)	(2,820)	(346)	(3,166)

BALANCES, March 31, 2010	7,410,976	$38,802	$(15,568)	$23,234	$473	$23,707

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Quarter Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,820)	$(543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139	157
Loss on asset dispositions and securities	0	24
Deferred tax benefit	(1,618)	(316)
Expenses paid with stock and stock options	396	461
Equity in loss of Carbon Solutions	1,181	0
Non-controlling interests in losses of subsidiaries	(346)	(624)
Changes in operating assets and liabilities:
Trade receivables, net	1,932	(328)
Inventory	0	(173)
Assets held for sale	(526)	0
Prepaid expenses and other	577	16
Accounts payable	(1,137)	(173)
Accrued expenses	(43)	(264)
Deferred revenue and other	1,279	(386)

Net cash used in operating activities	(986)	(2,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment and other assets	(58)	(23,623)
Investment in certificate of deposit	0	(400)

Net cash used in investing activities	(58)	(24,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity investments in joint ventures by non-controlling interest	720	26,358
Issuance of common stock	1,000	0
Expenses related to the issuance of common stock	(7)	0
Other financing agreement	0	(9)

Net cash provided by financing activities	1,713	26,349

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	669	177
CASH AND CASH EQUIVALENTS, beginning of period	1,456	28,201

CASH AND CASH EQUIVALENTS, end of period	$2,125	$28,378

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Accrued capital expenditures	$0	$11,360

Stock and stock options issued for services	$809	$461

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

(1)	Basis of Presentation

ADA-ES, Inc. (“ADA”), its wholly-owned subsidiary, ADA Environmental Solutions, LLC (“ADA LLC”) and ADA’s 50% joint venture interest in Clean Coal Solutions, LLC and its subsidiaries (“Clean Coal”), are collectively referred to as the “Company”. Our Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. Our Company generates a substantial part of its revenue from the sale of emissions control systems including Activated Carbon Injection (“ACI”) systems and contracts co-funded by the government and industry. Our sales occur principally throughout the United States. As described in note 2, below, the accounts of ADA Carbon Solutions, LLC (“Carbon Solutions”) were consolidated in the Company’s financial statements as of March 31, 2009 and for the three months then ended.

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

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

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

(2)	Equity Investment in Unconsolidated Entity

On October 1, 2008, the Company entered into a Joint Development Agreement (“JDA”) and formed a joint venture with Energy Capital Partners I, LP and its affiliated funds (“ECP”) known as Carbon Solutions. As of March 31, 2010, ADA owned a 32% interest in Carbon Solutions. Carbon Solutions includes its wholly-owned subsidiaries of Red River Environmental Products, LLC (“Red River”), Five Forks Mining, LLC, Morton Environmental Products, LLC, Underwood Environmental Products, LLC, and Crowfoot Supply Company, LLC (“Crowfoot Supply”). Our net investment of $20.6 million as of March 31, 2010 in Carbon Solutions is accounted for under the equity method of accounting. Accordingly, the Company’s equity in the net loss of Carbon Solutions for the three months ended March 31, 2010 has been recognized in other income (expense) in the consolidated statement of operations and our investment in Carbon Solutions has been reduced by our respective share of such loss. Carbon Solutions is principally engaged in development activities related to its activated carbon (“AC”) business and construction of an AC manufacturing facility (the “AC Facility”).

At March 31, 2009, the Company controlled Carbon Solutions through its 50% ownership interest, and consolidated Carbon Solutions with the accounts of the Company in its financial statements for the three months then ended. Accordingly, the Company did not recognize any equity in the loss of Carbon Solutions for the three months then ended. Included in the emissions control segment are sales of AC totaling $390,000 and related cost of revenues totaling $503,000 for the three months then ended.

As of June 30, 2009, the Company deconsolidated Carbon Solutions as the Company no longer held a controlling 50% interest in Carbon Solutions as our joint venture partner converted a portion of its preferred equity contribution to ordinary capital contributions as of that date. Additional preferred equity contributions have been converted since that time and accordingly, our interest has been decreased to 32%. After the deconsolidation and since June 30, 2009, the Company has accounted for the investment in Carbon Solutions under the equity method.

The Company provides certain services to Carbon Solutions under a Master Services Agreement (“MSA”). Service revenue under the MSA totaled $112,000 for the three months ended March 31, 2010 which are also included in emissions control revenues in the accompanying consolidated statement of operations. Additionally, Red River has contracted the Company to engineer and construct an ACI system for use at Red River’s AC Facility. Revenues under this contract totaled $197,000 for the three months ended March 31, 2010 and are included in emissions control revenues in the accompanying consolidated statement of operations. At March 31, 2010, $184,000 was due from Carbon Solutions, which amount is included in the Company’s consolidated balance sheet in trade receivables.

Under the terms of the JDA, the Company is required to indemnify ECP and Carbon Solutions for certain damages and expenses they have incurred with respect to the Company’s litigation with Norit Americas, Inc. (“Norit”). As of March 31, 2010, the Company has recorded a liability to Carbon Solutions of approximately $8.6 million related to such damages and expenses recorded by Carbon Solutions. These amounts have been classified as non-current liabilities as the Company expects to satisfy the obligation through resources not involving current assets.

Following is unaudited summarized information as to the assets, liabilities and results of operations of Carbon Solutions:

	As of March 31, 2010	As of December 31, 2009
(In thousands)
Current assets	$ 37,331	$ 29,029
Property, equipment and other long term assets	288,726	230,588

Total assets	$ 326,057	$ 259,617

Total liabilities	$ 164,757	$ 95,680

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
(In thousands)
Net revenue	$ 5,091	$ 390
Net loss	$ (3,679)	$ (1,226)

As of March 31, 2010, a demand note payable to ECP for monies advanced in the amount of $138.6 million is included in Carbon Solutions’ liabilities. See Note 7.

(3)	Net Loss Per Share

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted income per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

All outstanding stock options (see Note 6) to purchase shares of common stock for the quarters ended March 31, 2010 and 2009 were excluded from the calculation of diluted shares as their effect is anti-dilutive.

(4)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at the dates indicated:

	Life in years	As of March 31, 2010	As of December 31, 2009

		(In thousands)
Machinery and equipment	3-10	$2,398	$2,346
Leasehold improvements	.5	504	504
Furniture and fixtures	3-7	250	250

		3,152	3,100
Less accumulated depreciation and amortization		(2,388)	(2,252)

Total property, plant and equipment, net		$764	$848

Depreciation and amortization of property, plant and equipment for the quarters ended March 31, 2010 and 2009 was $136,000 and $155,000, respectively.

(5)	Share Based Compensation

During 2003, the Company adopted the 2003 ADA-ES, Inc. Stock Option Plan (the “2003 Plan”) and reserved 400,000 shares of Common Stock for issuance under the plan. In general, all options granted under the plan expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price of an option was determined by the compensation committee of the Board of Directors at the time the option was granted and was equal to 100% of the fair market value of a share of our Common Stock on the date the option was granted. This plan was cancelled and replaced by the 2007 Equity Incentive Plan (the “2007 Plan”) described below, and as a result, 148,506 shares of Common Stock originally reserved for issuance upon exercise of options grantable under the 2003 Plan were removed from the 2003 Plan. During 2009, 1,250 options were exercised and 1,291 options were forfeited. As of March 31, 2010, 70,269 options remained outstanding and exercisable under this plan.

During 2004, the Company adopted the 2004 Executive Stock Option Plan. This plan authorized the grant of up to 200,000 options to purchase shares of the Company’s Common Stock to executive officers of the Company, all of which were granted in 2004. The option exercise price of $8.60 per share was the market price on the date of the grant. The options are exercisable over a ten year period based on a vesting schedule that may be accelerated based on performance of the individual recipients as determined by the Board of Directors. In January 2009, the Board of Directors authorized the vesting of the remaining unvested options totaling 117,234 under this plan with a fair value of $236,000. As of March 31, 2010, 166,663 options remain outstanding and exercisable under this plan.

During 2004, the Company adopted a plan (the “2004 Plan”) for the issuance of shares and the grant of options to purchase shares of the Company’s Common Stock to the Company’s non-management directors. The 2004 Plan provided for the grant of options to purchase 5,000 shares of common stock per individual non-management director, or 35,000 in total, all of which were formally granted in 2005 after approval of the 2004 Plan by the Company’s shareholders. The option exercise price of $13.80 per share for the stock options granted on November 4, 2004 was the market price on the date of the grant. The options are exercisable over a period of five years and vested over a three-year period, one-third each year for continued service on the Board. If such service is terminated, the non-vested portion of the option will be forfeited. As of March 31, 2010, 13,333 options were outstanding and exercisable under the 2004 Plan.

During 2005, the Company adopted the 2005 Directors’ Compensation Plan (the “2005 Plan”), which authorized the issuance of shares of Common Stock and the grant of options to purchase shares of the Company’s Common Stock to non-management directors. The 2005 Plan provides a portion of the annual compensation to non-management directors of the Company in the form of awards of shares of Common Stock and options to purchase Common Stock of the Company for services performed for the Company. Under the 2005 Plan, the award of stock is limited to not more than 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of Common Stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price for options granted under the 2005 Plan will be the market price on the date of grant, the shares of Common Stock underlying the option will vest at a rate of no more than 1,667 shares per annual period per individual, and any unvested options that are outstanding at the date the individual is no longer a director will be forfeited. The 2005 Plan, if not terminated earlier by the Board, will terminate ten years after the date of its adoption. As of March 31, 2010, 20,000 options remain outstanding, all of which were vested and exercisable under this plan.

Following is a table of options activity for the quarter ended March 31, 2010:

	Director & Employee Options	Non- Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2010	270,265	9,000	$10.23
Granted	0	0	0.00
Exercised	0	0	0.00
Forfeited	0	0	0.00

OPTIONS OUTSTANDING, March 31, 2010	270,265	9,000	$10.23

OPTIONS EXERCISABLE, March 31, 2010	270,265	9,000	$10.23

No options were exercised during the quarter ended March 31, 2010. The aggregate intrinsic value of options exercisable at March 31, 2010 was a loss of $600,000 based on a market price for the three months ended March 31, 2010 of $8.00.

Stock options outstanding at March 31, 2010 are summarized in the table below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price
$2.80	10,415	$2.80	10,415	3.6	$2.80
$8.60 - $10.20	183,343	$8.64	183,343	5.6	$8.64
$13.80 - $15.20	85,507	$14.53	85,507	3.2	$14.53

	279,265	$10.23	279,265	4.8	$10.23

No options were granted in the first quarter of either 2010 or 2009.

During 2007, the Company adopted the 2007 Plan, which replaced the 2003 Plan, as noted above. The 2007 Plan authorizes the issuance to employees, directors and consultants of up to 745,779 shares of common stock, either as restricted stock grants or to underlie options to purchase shares of the Company’s common stock. Under the 2007 Plan, awards of stock (in the form of stock, restricted stock or shares underlying stock options) are limited to not more than 30,000 shares per individual per year with a maximum of 10,000 shares grantable in any year to non-management directors. In general, all options granted under the 2007 Plan will expire ten years from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price for options granted under the 2007 Plan will be the market price on the date of grant and the shares of common stock underlying the option will vest on the passage of specified times following the date of grant, the occurrence of one of more events, the satisfaction of performance criteria or other conditions specified by the Company’s Board of Directors.

During 2009 and thus far in 2010, the Board of Directors awarded restricted stock under the 2007 Plan. All non-executive employees and certain officers were entitled to an award of restricted stock under the following conditions: (1) employees that had not received stock options upon commencement of employment received a restricted stock award based on a percentage of their starting salaries; (2) employees that had received stock options upon commencement of employment had the option to exchange any remaining stock options outstanding for a restricted stock award based on their starting salary; and (3) employees with five or more years of service received a restricted stock award based on a percent of their current annual salary. The purchase price for restricted stock is $0.01 per share and the restricted stock vests over a five-year period on an annual basis. Unvested shares of restricted stock are subject to repurchase by the Company upon termination of employment with the Company. The stock based compensation related to the restricted stock award is based on the fair market value of a share of our Common Stock on the date of the award. During the year ended December 31, 2009, 62,005 shares of restricted Common Stock (net of the repurchase described below) were issued to new and five year anniversary employees, 154,506 shares of Common Stock were issued to employees, officers and directors for services rendered and 49,138 shares of Common Stock were issued to consultants for services rendered. In the first quarter of 2010, 1,300 shares of restricted stock previously issued to new and anniversary employees were repurchased, 14,769 of restricted stock were issued under incentive programs for which the shares were previously reserved for and 137,394 shares of stock were issued as compensation to employees, officers, and directors for services rendered to the Company. During the quarter ended March 31, 2010, the Company recognized $39,000 of compensation costs related to the vesting of restricted stock and $630,000 related to the issuance of stock.

A summary of the status of the non-vested shares as of March 31, 2010 is presented below:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2010	116,313	$6.65
Granted	15,374	5.92
Vested	(436)	9.73
Repurchased	(1,905)	4.19

Non-vested at March 31, 2010	129,346	$6.27

As of March 31, 2010, there was $208,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. This cost is expected to be recognized over a five year period. The total fair value of shares underlying stock options which vested during both quarters ended March 31, 2010 and 2009 was $-0-.

In June 2009, the Company revised its ADA-ES, Inc. Profit Sharing Retirement Plan, which is a plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The revision permits the Company to issue shares of its common stock to employees to satisfy its obligation to match employee contributions under the terms of the 401(k) Plan in lieu of matching contributions in cash. The Company reserved 300,000 shares of its common stock for this purpose. The value of common stock issued as matching contributions under the 401(k) Plan is determined based on the per share market value of our Common Stock on the date of issuance. For the three months ended March 31, 2010, the Company issued 22,297 shares of stock under the 401(k) Plan and recognized $140,000 of expense relating to such issuances.

(6)	Stockholders’ Equity

Effective January 1, 2009, amounts attributable to minority interests in subsidiaries are now recognized as non-controlling interests. As discussed in Note 2, above, the Company consolidated the accounts of Carbon Solutions as of and for the quarter ended March 31, 2009. The Consolidated Statements of Changes in Stockholders’ Equity provides for presentation of non-controlling interests. The changes are presented in aggregate of all non-controlling interests and components of non-controlling interests are as follows:

	Clean Coal	Carbon Solutions	Total
	(In thousands)
Balances, January 1, 2009	$192	$24,960	$25,152
Preferred equity contributions	0	26,358	26,358
Net loss attributable to non-controlling interest	(11)	(613)	(624)

Balances, March 31, 2009	$181	$50,705	$50,886

Balances, January 1, 2010	$99	$0	$99
Equity contributions	720	0	720
Net loss attributable to non-controlling interests	(346)	0	(346)

Balances, March 31, 2010	$473	$0	$473

On March 23, 2010, the Company executed a stock subscription agreement in accordance with a private placement memorandum and issued 143,885 shares of its common stock to Arch Coal, Inc and received proceeds, net of issuance costs, totaling $993,000. The Company plans to register these shares in accordance with provisions of the registration rights agreement which was executed at the time of the stock subscription agreement.

(7)	Commitments and Contingencies

Under certain contracts to supply ACI systems, we may grant performance guarantees to owners of the power plants that guarantee the performance of the associated equipment for a specified period. We may also guarantee the achievement of a certain level of mercury removal based upon the injection of a specified quantity of qualified AC at a specified rate given other plant operating conditions. In the event the equipment fails to perform as specified, the Company is obligated to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company may have a “make right” obligation within the contract limits. The Company assesses the risks inherent in each applicable contract and accrues an estimate that is based on costs incurred over the performance period of the contract. In some cases a performance bond may be purchased and held for the period of the warranty that can be used to satisfy the obligation. Such costs are included in our accrued warranty and other liabilities in the accompanying balance sheets. Any warranty costs paid out in the future will be charged against the accrual. The adequacy of warranty accrual balances is assessed at least quarterly based on current facts and circumstances and adjustments are made as needed. The change in the carrying amount for our equipment warranties and performance guarantees follows:

	2010	2009
	(In thousands)
Balance as of January 1	$604	$546
Equipment warranty and performance guarantees accrued	34	14
Expenses paid	(23)	(4)

Balance as of March 31	$615	$556

In some cases, a performance bond may be purchased and held for the period of the warranty that can be used to satisfy the obligation. At March 31, 2010, we had a standby letter of credit for $80,000 related to an installation of an ACI system. This commitment was not recorded on our consolidated balance sheet as we do not expect the funds to be called upon under the letter of credit.

In 2008, the Company made certain guaranties and undertook other obligations related to Carbon Solutions’ business. No liabilities associated with such guaranties and obligations were recorded on the Company’s consolidated balance sheet as the Company does not expect such guaranties and obligations to be called upon.

Summaries of the guaranties and obligations related to Carbon Solutions’ business as of March 31, 2010 are as follows:

The Company has guaranteed all amounts owed by Red River under its $243.6 million contract for the “turn-key” engineering, design, construction and other services for the AC Facility. Red River can terminate this contract for convenience at any time but would be liable for (a) the amount earned by the contractor under the contract through the effective date of termination, (b) cancellation charges to the contractor’s subcontractors, (c) other reasonable termination-related costs incurred by the contractor, (d) costs of demobilization, and (e) unreimbursed sales taxes paid by the contractor. The remaining obligation under this contract at March 31, 2010 is approximately $73 million.

In 2008, Red River entered into four contracts with an independent equipment supplier for the purchase of certain equipment. At or prior to the closing of Carbon Solutions’ debt financing for its activated carbon facility, Red River will provide the supplier with a “parent guaranty” to guarantee payment and other obligations for which Red River is obligated under the equipment contracts. The parent guaranty is applicable to both the Company and the partner in the joint venture. At March 31, 2010, the remaining obligation under these contracts totaled approximately $9.4 million. Red River may terminate these contracts for convenience at any time and would be liable for (a) reimbursable costs and amounts owing for achievement of milestones and progress payments to date, (b) reasonable and necessary cancellation charges incurred by the supplier in relation to its subcontractors, and (c) reasonably incurred actual costs of demobilization

Red River entered into a sales contract with a major utility. The terms of the contract, including amendments, provide for ADA’s guarantee of Red River’s performance up to a maximum of $750,000. This guaranty would expire upon the earlier of consummation of debt financing for the AC Facility or the date commercial operations commence at the AC Facility.

The Company has also guaranteed the obligations of Red River under a sales contract (which has since been amended) with another major utility. If this customer terminates the agreement because of Red River’s default prior to commencement of delivery of AC from its AC Facility, damages can be awarded, up to a maximum of $10 million.

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

Under terms of agreements with Carbon Solutions, as amended in August, 2009, Red River has agreed to reimburse the Company and ECP in the event they are required to make payments related to these guaranties and guaranties provided by ECP and has granted a secured interest in its assets to ADA and ECP to secure the reimbursement agreement and any loans ECP makes to Red River. Carbon Solutions has guaranteed the obligations of Red River under the reimbursement and loan agreement and has pledged its equity interest in Red River to the Company and ECP as security for this guaranty. The Company has assigned its rights under these agreements to ECP, and any amounts payable to the Company would be paid directly to ECP until ECP’s preferred equity in Carbon Solutions is fully redeemed or converted and all loans to Red River have been paid in full. As of March 31, 2010, the outstanding amount of ECP’s preferred equity totaled $98.5 million and the principal balance of ECP’s loans to Red River totaled $138.6 million. ECP’s loans to Red River are evidenced by secured demand notes bearing interest at 12% per annum compounded quarterly.

As discussed in Note 2, above, the Company is obligated to indemnify both Carbon Solutions and ECP for certain damages and expenses they incur related to the Norit litigation matter. Estimated costs for legal expenses are accrued as incurred. Future indemnity cost cannot be reasonably estimated and, therefore, no provision for such costs has been recognized on these financial statements.

The Company has also guaranteed the obligation of Carbon Solutions under a noncancellable operating lease agreement. The lease is for approximately 3,100 square foot of combine office and warehouse space in Littleton, Colorado. The guaranty is effective until August 31, 2010. The remaining obligation under this contract at March 31, 2010 is approximately $15,000.

(8)	Business Segment Information

The following information relates to the Company’s three reportable segments: Emissions control (“EC”), CO2 capture (“CC”) and Refined coal (“RC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Quarter Ended March 31,
	2010	2009
	(In thousands)
REVENUE:
EC	$3,064	$4,606
CC	803	261
RC	0	0

Total	$3,867	$4,867

SEGMENT PROFIT (LOSS):
EC	$930	$1,578
CC	498	112
RC	(645)	(65)

Total	$783	$1,625

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Quarter Ended March 31,
	2010	2009
	(In thousands)
Total segment profit	$783	$1,625
Non-allocated general and administrative expenses	(4,191)	(2,983)
Depreciation and amortization	(209)	(157)
Interest, other income	19	33
Equity in net loss of Carbon Solutions	(1,181)	0
Deferred income tax benefit	1,613	315
Net loss attributable to non-controlling interests	346	624

Net loss attributable to ADA-ES, Inc.	$(2,820)	$(543)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words or phrases such as “anticipate,” “assume,” “believe,” “hope,” “expect,” “intend,” “plan,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	the impact of the invalidation of the Clean Air Mercury Rule (“CAMR”), when Maximum Achievable Control Technology (“MACT”) based mercury regulations will be promulgated and/or legislation impacting our business will be enacted and the timing, scope and impact of such regulations or legislation;
(b)	expected long-term growth in the EC market and continued funding in the CC market;
(c)	expected growth in the power industry’s interest in and funding for carbon dioxide (“CO2”) capture projects;
(d)	the appropriation of funds by Congress for DOE CO2 projects;
(e)	the timing of awards of contracts and their value;
(f)	the proposed license agreement with Arch Coal, Inc.;
(g)	the expected costs, capacity of, funding of and timing for the commencement of operations at the activated carbon facility (“AC”) that is being built by Red River in Coushatta, Red River Parish, Louisiana (the “AC Facility”);
(h)	the willingness and ability of ECP to continue to fund the construction costs of the AC Facility and legal expenses relating to the Norit arbitration through contributions and loans to Carbon Solutions;
(i)	possible changes in the level of our ownership of Carbon Solutions;
(j)	timing and amounts of or changes in future revenues, funding for our business, margins, expenses, cash flow and other financial measures;
(k)	impact of pending legal actions, including the costs thereof and our indemnity obligations to Carbon Solutions and ECP;
(l)	the ability of Clean Coal to monetize its refined coal facilities;
(m)	sustainability of the RC market;
(n)	working capital and liquidity; and
(o)	the materiality of any future adjustments to previously recorded revenue as a result of DOE audits.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to: lack of working capital to operate our businesses, pay ongoing legal expenses and satisfy our indemnity obligations relating to the Norit litigation; the government’s failure to enact legislation, promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, prices, economic conditions and market demand; impact of competition and litigation; availability, cost of and demand for alternative energy sources and other technologies; start up and operational difficulties; loss of key personnel; failure to satisfy performance guaranties; risks related to Carbon Solutions, including the changes in the costs and timing of construction of the AC Facility; the willingness and ability of ECP to continue to fund costs of operating Carbon Solutions pending receipt of additional equity and debt financing; ECP’s conversion of outstanding loans to Red River or preferred equity to ordinary capital contributions in Carbon Solutions; demand by ECP of payment on its loans to Red River or our indemnity obligations to it or Carbon Solutions; ECP’s control of Carbon Solutions and potential further dilution of our interest; failure to satisfy conditions in our existing agreements; inability of Carbon Solutions to close acceptable debt financing or off-take agreements with respect to the AC Facility in a timely manner; the ability of Clean Coal’s product to continue to qualify for IRS Section 45 tax credits and the ability of Clean Coal to monetize its Section 45 tax credits from the sale of refined coal; availability of raw materials and equipment for our businesses; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements made in this report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

We develop and implement proprietary environmental technology and provide specialty chemicals to the coal-burning electric utility industry. Beginning this quarter, we have changed our segment reporting structure to better reflect the way we manage and measure the performance of our business. We now have three operating segments: EC (emissions control); CC (CO2 capture) and RC (refined coal). The EC segment includes the supply of emissions control systems including powdered activated carbon injection (“ACI”) systems and the sale of specialty chemicals, equipment and services for flue gas conditioning projects and other applications. The CC segment includes projects relating to the CO2 capture and control market, including projects co-funded by government agencies, such as the Department of Energy (“DOE”). The RC segment includes the development and sale of technology, services and equipment for the refined coal market.

We conduct research and development efforts in CO2 capture and control from coal-fired boilers, and in 2008, we commenced work on our first significant contract related to CO2 capture, which is scheduled to continue through the end of 2010 and could be extended into 2011. We are marketing our RC technology, services and equipment through our 50% interest in a joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation, called Clean Coal Solutions, LLC (“Clean Coal”). In addition, the ADA Carbon Solutions, LLC (“Carbon Solutions”) joint venture, of which we owned 32% as of March 31, 2010, is constructing an activated carbon (“AC”) manufacturing facility in Coushatta, Red River Parish, Louisiana (the “AC Facility”) primarily for emissions control applications related to mercury emissions from coal burning utilities. Carbon Solutions, through a wholly owned subsidiary, is processing and supplying AC to utility customers from interim sources until such time as the AC Facility is operational. References to Carbon Solutions include its wholly-owned subsidiaries of Red River Environmental Products, LLC (“Red River”), Five Forks Mining, LLC, Morton Environmental Products, LLC, Underwood Environmental Products, LLC, and Crowfoot Supply Company, LLC (“Crowfoot Supply”).

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control in March 2005, which were known as the “Clean Air Mercury Rule” or “CAMR.” CAMR has been subject to significant challenges since it was issued. Most recently, in April 2010, the U.S. District Court of Appeals of the District of Columbia approved the consent agreement reached last year between EPA and a coalition of public health and environmental groups that sued in 2008 to force the agency to set tight emission limits. That settlement requires EPA to issue a draft rule requiring strict plant-specific controls for power plants’ toxic air pollutants by March 16, 2011, and a final rule no later than November 16, 2011. These rules will establish a Maximum Achievable Control Technology (“MACT”)-based hazardous pollutant regulation, which will include control of mercury from power plants, organics and volatile metals such as arsenic, selenium and acid gases such as hydrogen chloride (“HCL”). The MACT standard will be based upon the best-performing 12% of the power plants and will not allow any averaging or trading. We estimate that with the performance of ACI systems recently installed, and the co-benefits achieved from controls for sulfur dioxide and nitrogen oxides, the MACT standard for mercury will require between 90 and 95% mercury capture from utility boilers.

Pending the EPA’s issuance of final rules, a lack of clear mercury emission regulations has generated uncertainty among independent power producers and utilities as to what will be required of them as far as mercury controls, and is adversely impacting their ability to include mercury control costs in their rate bases. It is of course possible that Congress could also enact new legislation requiring stricter mercury emission control within the next year or two, with implementation deadlines over the subsequent two to three years.

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

In addition to the independent power producers and utilities, EPA has started the process of developing a MACT-based mercury emissions regulation for the Portland cement industry through proposed amendments to the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for the Portland Cement Manufacturing Industry issued in May 2009, for which the EPA accepted public comments through September 4, 2009. The cement MACT final regulation is scheduled to be issued by June 2010. This regulation could require ACI systems on up to 110 cement kilns in the U.S. We are discussing several testing programs with cement companies to define their emissions and evaluate how our ACI equipment and sorbents will work in that industry. The tests are designed to evaluate the effectiveness of collecting mercury and organics from cement kiln exhaust gas streams. We believe a cement MACT regulation is likely and will increase the market for both ACI systems and AC.

The EPA is also developing a new MACT regulation for coal-fired boilers that provide mostly steam and/or electricity for small industrial and institutional power needs with no more than 25 MW of electricity sold to the grid. A draft regulation was released on April 30, 2010, with a final regulation anticipated to be issued by the court-mandated deadline of December 16, 2010, with compliance deadlines in late 2013 or early 2014. This regulation could impact over 600 existing coal-fired industrial boilers. The proposed emission limit of three pounds of mercury per Trillion BTU would require 60-70% capture of mercury from boilers burning bituminous coals and 40-50% capture of mercury from boilers burning sub bituminous coals. We believe a new industrial boiler regulation could increase the market for ACI systems by several hundred and the associated AC by 50 to 100 million pounds per year with the possibility of significantly higher quantities should other non-coal-fired boilers be included in this new regulation.

The Clean Air Act requires that all regulations be met within 36 months. Although federal regulations continue to evolve, the market demand continues in 19 states and 6 Canadian provinces that either have passed their own mercury control regulations or have entered agreements with power plants to reduce mercury emission for new power plants. The DOE Energy Information Administration estimates an additional 24 GW of new capacity between 2008 and 2030. We believe that further substantial long-term growth of the MEC market for the independent power producer and utilities industry will most likely depend on how industry chooses to respond to the pending federal and state regulations. We anticipate this will create an even larger market for our mercury control products beyond 2010. As many as 1,500 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. DOE’s latest report, issued in 2009, includes 77 existing and planned new coal-fired power plant projects totaling 44 GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include MEC. For the near-term, our revenues from this market will be dependent on (i) equipment sales of ACI systems and (ii) mercury testing and consulting services. Some state regulations and consent decrees are the largest market drivers for this part of our business. Although we expect this market to be flat and show little growth over the next year, we believe the opportunity for the most significant revenue growth will occur when final federal regulations or legislation impacts a significant portion of previously uncontrolled and existing boilers.

Thus far in 2010, we have installed or are in the process of installing 46 ACI systems. We are active in the bid and proposal process and expect several new systems to be awarded during 2010. We believe the eventual outcome of the EPA MACT process and/or legislative action will accelerate and further expand the market for our EC products and services. Because many of our current and potential customers would be affected by new federal regulations replacing CAMR, we are seeing delays in the decision-making process on mercury control as a result of the invalidation of CAMR, which has postponed the award of some near-term projects as independent power producers and utilities revise their long-term plans for compliance. Consequently, we expect sales of ACI systems to decline in the near-term. Revenue from ACI system contracts totaled $2.5 million for the quarter ended March 31, 2010. We had contracts in progress at quarter-end for supply of ACI systems totaling approximately $3.3 million.

The market for our flue gas chemicals (“FGC”) and services has declined in recent years, but we are seeing increased interest in our product due to demonstrated interferences with mercury capture caused by competing products such as SO3 injection. We are performing tests for interested customers to demonstrate the ability of our technology to meet their needs with stringent mercury control regulations. With a defined mercury rule or legislation, there will be opportunities to combine FGC with AC, as FGC can enhance the performance of AC in specific applications without detriment to the existing electrostatic precipitator operation. Margins on these products are typically higher than what we recognize for our other EC sales and may represent an important contribution to our future overall revenue and profit potential.

DOE is funding CO2 control projects related to our business and we expect this to continue. Revenue from DOE and industry contracts totaled $803,000 for the quarter ended March 31, 2010. We had DOE contracts in progress totaling $800,000 as of March 31, 2010. We expect to recognize all of the revenue from these contracts during the last nine months of 2010. In the first quarter of 2010, we began our initial field tests of our solid sorbent-based technology under our $3.2 million contract funded by DOE and industry at a pilot plant located at a major utility and we were pleased to see the same promising results that this innovative technology had demonstrated at the laboratories.

We anticipate that DOE programs will continue to represent an important segment but a smaller overall percentage of revenues as other revenues increase over the next few years as we focus more on market growth for ACI systems for emissions control. In October 2009, DOE released a Funding Opportunity Announcement (“FOA”) for continued funding of our current CO2 project. This FOA provides the ability to request additional funding for solid sorbent technologies and we submitted a proposal for a $14 million project in response to that opportunity in December 2009. DOE did not meet their announced deadline of contract awards in April and has not specified a new timeline for contract announcements.

The primary purpose of Clean Coal is to sell RC and qualify that product for Section 45 tax credits, thereby becoming a “Section 45 Business,” and “monetizing” those Section 45 tax credits through the sale or lease of qualifying facilities to investors. The tax credits amount to an escalating $6.20 per ton of RC for a period of ten years. In December 2009 the IRS issued the anticipated guidance as to the specifics concerning how the emissions reductions are to be measured and certified to demonstrate the compliance necessary to qualify for the tax credits. Clean Coal placed two facilities in service prior to January 1, 2010 and demonstrated the required emission reductions for their RC product to qualify for the tax credits. Clean Coal is in the process of finalizing necessary contractual agreements with the utility at which the facilities are located, completing modifications for long-term operations and to the equipment to handle a broader array of feedstock materials and negotiating agreements for monetization of the facilities. We expect such modifications and negotiations to be finalized and the facilities to be in routine operation near the end of the second quarter of 2010.

Clean Coal will likely enter into agreements for transferring each facility, rights to use technology and contracts to operate such facilities to the monetizer, which agreements are expected to include upfront payments of approximately $4.5 million per facility. Recording revenues from the anticipated transactions will depend on the negotiated final documents and may well follow the expected cash flows, which is a different treatment then previously discussed. On an ongoing basis we expect, after expenses, to include approximately $2 per ton in income from RC production from these facilities. The total annual contribution to our operating income will ultimately depend on the utilities’ use of coal in the generation of electricity, which use will likely fluctuate over the term of the tax credits.

In order to maintain our 50% interest in Clean Coal, we are obligated to fund half of its operating costs and capital expenditures. The modifications noted above and working capital for the commencement of routine operations are expected to amount to more than $2 million and will be required primarily in the second quarter of 2010. We expect to fulfill our capital commitment obligations for our share of such costs through the contribution of our services to Clean Coal, existing working capital and cash generated from proposed transactions with Arch Coal. The facilities which were placed in service in 2009 in time to qualify them for Section 45 tax credits are projected to produce average after tax net cash flow for Clean Coal of an estimated $9 million per year for up to ten years. Our consolidated net operating loss for the quarter ended March 31, 2010 included costs of $645,000 related to our RC efforts.

In March 2010, the U.S. Senate passed a one-year extension for Section 45 as part of the second Jobs Bill. This extension, if put into law, would provide Clean Coal with the opportunity to expand this business further through additional potential customers that have been identified as viable candidates for this technology. Clean Coal is working with Congress to keep this extension in the final bill and has begun discussions with potential customers. Clean Coal plans to pursue additional facilities if the Section 45 tax credit qualification deadline is extended.

NexGen has the right to maintain its 50% interest by paying us up to $4.0 million. As described in greater detail below under “Liquidity and Capital Resources,” on October 26, 2009, we, Clean Coal and NexGen entered into an amendment to the Purchase and Sale Agreement. At that time, NexGen agreed to loan Clean Coal up to $1.0 million (all of which had been loaned as of March 31, 2010) (the “NexGen Loan”), to fund expenses in connection with constructing and placing in operation its refined coal facilities it hopes will qualify for Section 45 tax credits and monetizing those Section 45 tax credits to investors. Clean Coal re-paid the NexGen Loan on April 30, 2010.

Carbon Solutions, our joint venture company with Energy Capital Partners I, LP and its affiliated funds (“ECP”), is constructing the AC Facility through its wholly owned subsidiary Red River, which is scheduled to achieve partial commercial operation starting in May 2010 and full operation by the end of the third quarter of 2010. Red River expects to be able to sell the majority of its AC output under three-to-five year contracts to owners of coal-fired power plants for the purpose of mercury mitigation but expects that such sales may not occur until 2012.

Crowfoot Supply has developed an offsite processing and logistics facility that commenced operations in the second quarter of 2009 and will later operate in conjunction with the AC Facility. Red River is currently selling and processing AC on a continuous basis from this facility to meet delivery obligations under existing supply contracts to customers in the U.S. and Canada, which to date total over 200 million pounds and represents approximately 32% of the plant’s planned capacity. The capacity of this facility is sufficient to meet Red River’s current delivery obligations under its existing off-take agreements. Carbon Solutions continues to negotiate long-term customer off-take contracts for its business. Many of the state mercury regulations already in place require compliance in 2010 and as such there are several utilities and independent power producers engaged in an AC procurement process this year. Five Forks is developing a lignite and feedstock mine that will supply Red River.

Under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) of Carbon Solutions among ECP and ADA, ADA has contributed $25.6 million in cash and other property and ECP has contributed cash of $152.6 million, including preferred equity contributions of $98.5 million, through March 31, 2010. Effective June 30, 2009, ECP converted some of its preferred equity contributions to ordinary capital contributions resulting in a dilution of our ownership percentage to under 50%. Since that time, ECP has converted additional preferred equity contributions to ordinary capital contributions resulting in a dilution of our ownership percentage to 32% as of March 31, 2010. We do not have any further capital commitments to Carbon Solutions, and expect that all future funding for the AC Facility will come from ECP and third-party debt financing. Through March 31, 2010, ECP had loaned $138.6 million to Red River pursuant to secured convertible demand notes. See “Liquidity and Capital Resources” below for additional information.

We predict a significant gap between AC production and demand starting in 2012, with the gap growing close to a billion pounds per year by 2015. We believe that the growth we anticipate will require as many as five additional AC production lines of the same size and capacity as Red River. Carbon Solutions is working on obtaining permits for these facilities in anticipation of Federal regulations, and ADA has the right to participate by up to 50% in capacity additions.

Results of Operations – 1st Quarter 2010 versus 1st Quarter 2009

Revenues totaled $3.9 million for the three months ended March 31, 2010 versus $4.9 million for the same period in 2009, representing a decrease of 21%. Revenues in our EC segment for 2010 decreased by $1.5 million (33%) and revenues from our CC segment increased by $542,000 (208%).

Revenues in 2010 from the EC segment were comprised of sales of ACI systems (80%), flue gas chemical sales (3%) and consulting services (17%), compared to 62%, 1%, and 29%, respectively, in 2009. In addition, 8% of the 2009 revenue consisted of sales of activated carbon through our then consolidated subsidiary, Carbon Solutions. For the quarter, our ACI systems sales contributed approximately $2.5 million to EC revenues, decreasing 14% from the 2009 contribution of $2.9 million. We had contracts in progress at quarter-end for supply of systems with remaining revenue of approximately $3.3 million, $1.5 million of which we expect to complete and realize in the last three quarters of 2010, with the balance to be completed and realized in 2011. We expect our EC segment revenues to decline until such time as utilities, cement plants, and industrial boilers start to react to the anticipated new emission control regulations. We are realizing increased demand for our flue gas chemicals as sales increased $29,000 in the first quarter of 2010 as compared to the same period in 2009. Our consulting revenues have decreased approximately $800,000 during the first quarter of 2010 as compared to the same period in 2009 as we have completed nearly all of our mercury control demonstrations and analysis. We expect a continued reduction in consulting revenue although we are focusing more efforts on SOx and NOx control demonstrations and analyses, which have growth potential. In the EC segment, we performed work valued at $528,000 related to RC systems provided to Clean Coal that would otherwise be recognized as revenue but was eliminated in the consolidation of Clean Coal.

Our DOE and industry consulting contract revenues related to our CC segment totaled $803,000, representing an increase of $542,000 or 208% from 2009 revenues from efforts in developing and testing technology related to the capture of CO2. The remaining unearned amount of these contracts was $800,000 as of March 31, 2010, of which the balance is expected to be recognized in 2010 (including cash contributions by other industry partners). As discussed above, we submitted a proposal on a DOE project totaling $14 million in December 2009 and expect to have a determination of award during the second quarter of 2010. We are also seeing increased funding opportunities through the American Recovery and Reinvestment Act which allocated $3.4 billion to support development and demonstration of technology to capture and store CO2 from coal-fired power plants.

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

We had no revenues related to our RC segment during the first quarter of 2010. We placed two units in service prior to January 1, 2010 and are expecting to monetize the Section 45 tax credits through the sale or lease of the units. We believe that agreements for placing the units into long-term operations will likely result in initial payments of approximately $4.5 million per unit. Recognition of revenue, if any, from these transactions will depend upon the details of the agreements negotiated.

Cost of revenues decreased by $311,000 or 11% for the three months ended March 31, 2010 as compared to the same period in 2009, primarily as a result of decreased volume and increased efforts to modify the refined coal units. Gross margins were 35% for the first quarter in 2010 as compared to 42% in 2009. The decrease reflects increased costs in RC, slightly offset by increased margins in CC. For the near term, in our EC segment, we expect the sales of ACI systems will continue to represent the most significant source of revenues, for which the anticipated gross margins are lower than for our specialty chemical sales and DOE demonstration work that typically involves industry cost-sharing. We expect overall gross margins for the EC and CC segments for fiscal year 2010 to be consistent with the levels achieved in fiscal year 2009.

Gross margin for the EC segment remained unchanged at 41% in 2010. Looking ahead, we expect EC margins to decline from prior levels as competition is expected to increase.

Cost of revenues for the CC segment decreased to 33% in 2010 from 42% in 2009 resulting in gross margins of 67% and 58%, respectively, for the same period. We enjoy favorable margins on these projects as our efforts involve a significant amount of direct labor. Looking ahead, we expect to maintain CC margins consistent with prior years.

Cost of revenues for the RC segment increased to $426,000 in 2010 up from $12,000 in 2009 as we increased our efforts in further developing the technology and modifying the equipment. Cost of revenues will continue to be higher in 2010 than in 2009 as these efforts increase through the remainder of 2010 until such time as the units are sold or leased to a monetizer.

General and administrative expenses increased by $1.4 million or 44% to $4.6 million for the three months ended March 31, 2010 as compared to the same period for 2009. The dollar increase in 2010 resulted primarily from legal costs related to our litigation with Norit Americas, Inc. (“Norit”) and Calgon Carbon Corporation (“Calgon”) described in Part II, Item 1 of this Report.

We incur research and development (“R&D”) expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Direct research and development expenses decreased by $34,000 or 16% in 2010 as compared to 2009 as a result of a decrease in mercury consulting activities. We anticipate that our future R&D expenses will grow in direct proportion to DOE-funded CO2 work we perform for the next several years.

EC segment profits decreased by $648,000, or 41%, to $930,000 as compared to 2009. The decrease was primarily a result of decreased revenues from ACI systems sales and consulting revenues. CC segment profits increased to $498,000 as compared to profits of $112,000 in the first quarter of 2009. The increase was primarily the result of increased activities related to our development of CO2 capture technology. RC segment losses increased by $580,000 in 2010 over 2009 to $645,000 as our efforts to monetize the Section 45 credits and make modifications to the RC units substantially increased in 2010.

We had net interest and other income of $19,000 in 2010, as compared to $33,000 for 2009. Interest and other income decreased in 2010 due to lower invested resources during the early part of the quarter as compared to 2009.

Our net operating loss for the period ended March 31, 2010 includes $1.2 million related to our equity interest in the net loss of Carbon Solutions. We expect Carbon Solutions to continue to have losses in 2010 as commercial operations are expected to start up in the second quarter and development efforts continue by Five Forks for its lignite and feedstock mine.

The deferred income tax benefit for 2010 represents our expected effective tax benefit of approximately 37% for the first quarter of 2010, which approximates our effective tax benefit for the first quarter of 2009.

Liquidity and Capital Resources

Our principal source of liquidity is our existing working capital and the issuance of common stock. We had cash and cash equivalents of $2.1 million and positive working capital of $2.6 million at March 31, 2010, compared to cash and cash equivalents of $1.5 million and working capital of $2.2 million at December 31, 2009. The increase in working capital results primarily from the sale of common stock to Arch Coal, Inc. (“Arch Coal”) in March 2010. We have long-term liabilities recorded for our accrued warranty and other obligations of $760,000 and indemnity costs related to the Norit litigation of $8.6 million as of March 31, 2010. Our shareholders’ equity totaled approximately $23.7 million as of March 31, 2010 compared to $24.3 million as of December 31, 2009. We had a negative operating cash flow for the three months ended March 31, 2010 primarily due to legal expenses being incurred in connection with the Calgon matter and continued efforts related to our Clean Coal joint venture. Our investment in the RC segment will continue to increase through the first half of 2010 and will continue to decrease our working capital until the facilities are sold, which we are expecting to occur before the end of the second quarter of 2010.

Since July 2009, Carbon Solutions has funded, through loans or equity contributions from ECP to Carbon Solutions, a majority of the legal expenses related to the Norit litigation. We do not currently have any accrued indemnity obligations to ECP, and we are unable to estimate the total amount of any future indemnity obligations to Carbon Solutions or ECP at this time. ECP has notified us that it believes such obligations include any losses it suffers due to its loss of potential customers and diminution in the value of its businesses, the costs and fees it will incur, and any damages it may suffer as a result of a new lawsuit Norit N.V. has filed against ECP in state court in New Jersey. Satisfaction of any indemnity obligations to ECP may be made via a decrease in our capital contributions (and corresponding increase in ECP’s capital contributions) in Carbon Solutions and adjustment of each party’s percentage, however, we ultimately may be found to owe or agree to pay for indemnification.

We may also require additional working capital to meet our 50% share of capital expenditures and working capital requirements of Clean Coal and to pursue our other businesses. We are in the process of negotiating an agreement with Arch Coal to exclusively license to Arch Coal technology relating to additives that may be applied to coal at Arch’s mines to limit emissions of certain HAPs from burning that coal in boilers and enhancing the marketability of such coal, pursuant to which they would pay us a non-refundable initial license fee of $2 million in cash and additional amounts based on sales of coal to which such technology has been applied.

Our ability to generate the financial liquidity required to meet ongoing operational needs and to meet our current and future indemnification obligations to Carbon Solutions and potentially to ECP, will likely depend upon several factors, including our ability to negotiate and finalize the license agreement with Arch Coal and receive the contemplated initial license fee, ongoing legal expenses incurred by the parties in the Norit matters, timing of satisfaction and ultimate amount of the indemnity obligations and insurance coverage with respect to the Norit matters, our ability to maintain a significant share of the market for mercury control equipment, continuation of FGC chemical sales and Clean Coal’s success in monetizing Section 45 tax credits through the sale or lease of its facilities. Consequently, we may not have sufficient working capital to fund all these obligations in the event we are called upon to do so. We believe we can defer some of the growth initiatives or reduce expenses, or both, if necessary to fund operations through at least March 31, 2011.

Clean Coal Related Items

Clean Coal, our 50% joint venture with NexGen, has placed two facilities to produce RC into service. Clean Coal is now modifying the two facilities and expects to have working capital requirements to place the facilities into routine operations. We estimate total capital expenditures and working capital requirements for Clean Coal to be approximately $2 million in the first half of 2010. Clean Coal is in the process of “monetizing” the Section 45 tax credits through the sale or lease of its facilities to recover its related capital expenditures shortly after each facility is placed into routine operation. In order to satisfy a portion of the 2009 capital needs of Clean Coal, Clean Coal entered into a Loan Commitment Agreement with NexGen on October 26, 2009, by which NexGen loaned Clean Coal $1.0 million for the primary purpose of funding expenses in connection with constructing and placing into operation facilities qualifying for Section 45 tax credits and monetizing those Section 45 tax credits to investors. The note was paid in full prior to April 30, 2010.

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

Our initial contribution to Carbon Solutions was valued by the parties at $18.4 million and we contributed an additional $7.1 million in cash in December 2008. As of March 31, 2010, ECP has contributed $152.6 million in cash to Carbon Solutions in the form of ordinary and preferred equity and made loans of $138.6 million in the form of secured demand notes.

In order to address the anticipated capital needs of Carbon Solutions, ECP may fund additional ordinary capital contributions or preferred equity contributions to Carbon Solutions or make loans to Red River, in each case at such times and in such amounts as ECP determines are necessary to satisfy their capital requirements. Neither ADA nor ECP is required to fund additional capital contributions to Carbon Solutions at this time. ECP’s preferred equity bears a preferred return of 12% per annum. ECP is entitled to receive priority distributions on its preferred equity until it is redeemed or converted and has the option to convert any such unredeemed preferred equity into ordinary capital contributions. On March 23, 2010, we terminated the Securities Purchase Agreement with ECP that had provided for a sale of our preferred stock to ECP as the pricing terms were no longer favorable to us, and we did not want to remain bound by the significant restrictions the SPA placed on our business. There were no penalties for termination. Because we did not close on the sale of our preferred stock to ECP by December 27, 2009, an “ADA Triggering Event” occurred under the LLC Agreement of Carbon Solutions, and ECP had the option to buy our equity interest in Carbon Solutions at a purchase price equal to our capital contributions and the amount of any outstanding guaranties, letters of credit or other credit support obligations we have provided, or alternatively, dissolve or sell Carbon Solutions. Such option expired unexercised on March 27, 2010.

Pursuant to an Amended and Restated Credit and Reimbursement Agreement among Red River, ECP and us dated as of September 2, 2009 and related documents (the “Carbon Solutions’ Credit Support Documents”), ECP may make loans to Red River from time to time. As of March 31, 2010, the principal balance of ECP’s loans to Red River totaled approximately $138.6 million. Such loans are evidenced by convertible demand promissory notes bearing interest at 12% per annum compounded quarterly. ECP may convert any outstanding amounts due under such notes to ordinary capital or preferred equity contributions in Carbon Solutions at any time at its option. The outstanding loans are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River.

As of March 31, 2010, ECP had outstanding preferred equity in Carbon Solutions totaling approximately $98.5 million, all of which is convertible to ordinary capital contributions. In the second and third quarter of 2009 and the first quarter of 2010, ECP converted some of its then outstanding preferred equity to ordinary capital contributions, resulting in dilution of our ownership interest in Carbon Solutions to 32% as of March 31, 2010. Because of such dilution, ECP elects three out of the four managers of the Board of Carbon Solutions and controls decisions of the Board. Our ownership interest in Carbon Solutions may be further diluted. We continue to have the right to participate in significant decisions subject to member approval so long as we continue to hold at least a 15% ownership interest. Member approval requires approval of members holding at least 75% of the ownership interests.

In addition to our indemnity obligations described above, we have given guaranties and undertaken other commitments of approximately $84 million related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded on our financial statements as we do not expect the guaranties and commitments to be called upon. Pursuant to the Carbon Solutions’ Credit Support Documents, Red River has agreed to reimburse us and ECP in the event we or they are required to make payments related to these guaranties and guaranties provided by ECP. Red River’s reimbursement obligations are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River. We assigned our rights under these agreements to ECP, and any amounts payable to us would be paid directly to ECP until ECP’s preferred equity in Carbon Solutions is fully redeemed or converted and all loans to Red River have been paid in full.

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of March 31, 2010 our trade receivables balance was $3.9 million, which was offset by billings in excess of recognized income of $673,000 or a net of $3.2 million as compared to a net of $4.5 million at December 31, 2009. Our trade receivables balance was lower at March 31, 2010 as compared to December 31, 2009, primarily due to the nature and timing of our billing milestones for our ACI systems contracts and associated collections thereof. Deferred revenues decreased $607,000 as revenues were earned on previously billed milestones.

As discussed above, we have recorded approximately $8.6 million in potential indemnity obligations to Carbon Solutions related to our Norit litigation. These accrued expenses have resulted in the increase in accrued liabilities as of March 31, 2010. Our net accrued warranty obligations have increased by $11,000 for the three months ended March 31, 2010 which is related to ACI system revenues.

Under our defined contribution and 401(k) pension plan, we matched up to 7% of salary amounts deferred by employees in the Plan. During the three months ended March 31, 2010, we recognized $59,000 of matching expense in stock. In the past, the Company has also made discretionary contributions to the Plan and employees. Thus far in 2010 the Company has not made any such discretionary contributions.

We have recorded net current deferred tax assets of $271,000 and long-term deferred tax assets of $8.4 million as of March 31, 2010 as compared to net deferred current tax liabilities of $271,000 and net long-term deferred tax assets of $6.8 million and as of December 31, 2009. We believe that it is more likely than not that our deferred tax assets will be realized in the future. The change is a result of our loss for the three months ended March 31, 2010.

Cash flow used in operations totaled $986,000 for three months ended March 31, 2010 compared to cash flow used in operations of $2.1 million for the same period in 2009. The change in operating cash flow primarily resulted from the collection of trade receivables of $1.9 million, the reduction of prepaid expenses totaling $577,000 and the increase in deferred revenues and other liabilities of $1.2 million, which was offset by an increase in assets held for sale of $526,000 and the reduction of accounts payable and accrued liabilities of $1.2 million. These changes in our operating assets and liabilities correspond to the nature and timing of our procurement and billing cycle and our RC development activities. In addition, adjustments related to our net loss of $2.8 million for non-cash operating activities, which included expenses paid with stock and restricted stock of $396,000, depreciation and amortization of $139,000 and our equity interest in the loss of Carbon Solutions of $1.2 million, increased our cash flow used in operations for 2010, and were partially offset by an increase in recorded deferred tax benefits of $1.6 million and change in non-controlling interests in Clean Coal totaling $346,000.

Net cash used by investing activities was $58,000 for the three months ended March 31, 2010 compared to $24 million for 2009 (or $151,000 when excluding the consolidation of Carbon Solutions in 2009). Cash used by investing activities in 2009 was for the acquisition of equipment for Carbon Solutions.

Cash provided by financing activities was $1.7 million for the three months ended March 31, 2010 compared to $26.3 million for the same period in 2009 (or cash used of $9,000 when excluding the consolidation of Carbon Solutions in 2009). Sources of financing include $720,000 of equity contributions in Clean Coal by our partner, NexGen and the issuance of stock for cash totaling $1.0 million through the sale of common stock to Arch Coal. Approximately $7,000 of costs associated with that private placement reduced the net proceeds of the transaction.

We have not paid dividends since inception. We currently have no plans for paying dividends in the foreseeable future.

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

Significant estimates are used in preparation of our financial statements and include (1) our allowance for doubtful accounts, which is based on historical experience; (2) our warranty costs; (3) our expectation that it is more likely than not that our deferred tax assets will be realized in the future; and (4) our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts. In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $667,000 on our consolidated balance sheets. Management believes the fair value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

We recognize all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights. The Black-Scholes model meets the requirements of FASB Topic 718 but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. We use a historical volatility rate on our stock options. The fair value of our restricted stock is based on the closing market price of our common stock on the date of grant. If there are any modifications or cancellations of the underlying securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

Consolidation of Subsidiaries – Our equity partner in Carbon Solutions, ECP, contributed equity capital significantly in excess of our contributions during the twelve months ended December 31, 2009. We expect that our ownership percentage may be further diluted below the 32% at March 31, 2010 and that we will continue the recording of our interest under the equity method.

Recently Issued Accounting Policies

There were none issued which were material to our financial statements.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Litigation with Norit Americas, Inc. As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and 2008 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2009 (together, the “2009 Reports”) and the Current Report on Form 8-K dated June 8, 2009, Norit Americas, Inc., which is an AC manufacturer with whom we have previously done business, filed a lawsuit against us, ADA Environmental Solutions LLC, Carbon Solutions (formerly known as Crowfoot Development, LLC), Red River, Underwood, Morton and two of our employees (who were former employees of Norit) (collectively the “ADA Defendants”) on August 4, 2008, asserting that the ADA Defendants have misappropriated Norit’s trade secrets related to AC manufacturing, and other claims. Norit is seeking monetary damages under various legal theories, attorney fees, and injunctive relief to prevent us or any related entity or third party from using Norit’s alleged trade secrets or other Norit intellectual property related to AC manufacturing. We are vigorously defending against Norit’s claims, which management believes are without merit. As previously reported, Norit had moved for a Temporary Restraining Order (“TRO”) (which was granted) and a Temporary Injunction. After a hearing on the merits, Norit’s motion for the Temporary Injunction was denied and the TRO expired June 5, 2009, and construction on the AC Facility has continued. Trial of the case was set for September 21, 2009, but was continued until January, 2010 to allow the Court time to rule on pending motions. On August 20, 2009, we, together with the other entity defendants, filed a counterclaim against Norit asking the Court to declare that we are co-owners with Norit of any trade secrets relating to certain technology that Norit alleges constitutes one of several trade secrets we have allegedly misappropriated from it. Norit responded by asserting counterclaims for breach of contract and related causes under the Market Development Agreement (MDA) to which we and Norit were parties from 2001 until 2007. Norit also sought to either compel arbitration of the counterclaims (ours and theirs), or have them determined by the Court as part of the pending case. We, along with the other ADA Defendants, responded by moving for a stay of proceedings in the Court and an order compelling arbitration of all claims in the case pursuant to the arbitration agreement in the MDA. On October 6, 2009, the Court entered an order granting Norit’s and the ADA Defendants’ motions to compel arbitration as to all claims, and stayed all claims/cause of actions in the case pending notice from the arbitrator listing any non-arbitrable claims/cause of actions. We, together with the other ADA Defendants, have filed for submission of the matter to the American Arbitration Association. Subsequent to the submission of the matter to arbitration Norit and all defendants have agreed that all pending claims will be resolved in the arbitration, eliminating the potential appeal of the Court’s order sending the matter to arbitration and the need for the arbitrators to determine if any pending claims are arbitrable. An arbitration panel was recently appointed and on April 29, 2010, in accordance with a schedule established by the panel, heard motions to dismiss and motions for summary judgment made by us and the other ADA Defendants. The panel has not ruled on these motions at this time. Assuming the matter is not resolved by the pending motions, the panel has scheduled the matter to be heard beginning in October, 2010 and continuing until the parties have submitted their cases in full, which will likely be in November, 2010. In December, 2009, Norit N.V., the Dutch parent of Norit Americas, filed a petition in Holland requesting that the court in Holland conduct preliminary witness examinations into possible breaches of a confidentiality agreement the Company signed with Norit N.V. in 2005 as part of due diligence for a potential acquisition. The petition, which is a pre-litigation procedure in Holland designed to determine if there is a basis to bring a claim, does not require any direct response by us and is currently pending before the Dutch court, which has not yet taken any action on the petition. The underlying allegations on the matter filed in Holland have already been raised by Norit in the arbitration pending in the U.S., and we will vigorously defend against such claims when and if Norit N.V. attempts to bring an action against us in Holland. The original case, captioned Norit Americas, Inc. v. ADA-ES, Inc., ADA Environmental Solutions, LLC, John Rectenwald, Stephen D. Young, Crowfoot Development, LLC, Red River Environmental Products, LLC, Underwood Environmental Products, LLC, Morton Environmental Products, LLC f/k/a Bowman Environmental Products, LLC, Cause No. 08-0673, was filed in the 71st Judicial District Court for Harrison County, Texas.

Litigation with Calgon Carbon Corporation. As previously reported in the 2009 Reports and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, on September 29, 2008, Calgon filed a declaratory judgment action against us in the United States District Court for the Western District of Pennsylvania. The case, captioned Calgon Carbon Corporation v. ADA-ES, Inc., concerns a March 20, 2007 Memorandum of Understanding (“MOU”) between Calgon and us providing that the parties would jointly market AC to the power industry, with Calgon supplying the AC and the Company leading the sales effort. The MOU provided that Calgon would pay us a commission on all sales of Calgon-produced AC resulting from the joint marketing effort. During the period the MOU was in place, our efforts resulted in Calgon’s AC undergoing testing, qualification and acceptance by various customers including Midwest Generation, an Illinois power company, to whom an AC supply bid was submitted. We believe this bid resulted in an award of a minimum $55 million AC contract for Calgon based on Calgon’s announcement of it. The MOU specified that we would receive a 15% commission on sales resulting from the joint marketing effort, which amounts to $8.25 million, with respect to this contract. In the litigation, Calgon seeks a declaratory judgment that it has no obligation to pay us commissions for the Midwest Generation contract or for any other future sales after August 24, 2007, the date the MOU was terminated by Calgon. We filed a counterclaim against Calgon to recover the $8.25 million in commissions due from Calgon. The parties have recently filed cross motions for summary judgment, with briefing to be completed by the end of May, and the case is scheduled for a jury trial beginning in July 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement to Arch Coal

On March 23, 2010, we entered into a subscription agreement (the “Subscription Agreement”) with Arch Coal for the issuance and sale in a private placement of an aggregate of 143,885 shares of our common stock at a purchase price of $6.95 per share for aggregate proceeds of $1.0 million. The aggregate proceeds were reduced by approximately $7,000 of offering-related expenses. The per-share price for the private placement was the closing sales price of our common stock as listed on the NASDAQ Capital Market on March 22, 2010, the day before we entered into the Subscription Agreement. We used a portion of the net proceeds of the private placement to make capital contributions to Clean Coal to fund our 50% share of the repayment by Clean Coal of the NexGen Loan and intend to use the remainder for working capital. No placement agent was involved in the transaction.

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

Item 6. Exhibits

4.1	Registration Rights Agreement by and between Arch Coal, Inc. and ADA-ES, Inc., dated as of March 23, 2010.
10.70**	ADA-ES, Inc. Project Crowfoot Incentive Program as amended and restated on August 13, 2008, October 15, 2008 and March 23, 2010.

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ADA-ES, Inc.
Registrant

Date: May 13, 2010	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: May 13, 2010	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

4.1	Registration Rights Agreement by and between Arch Coal, Inc. and ADA-ES, Inc., dated as of March 23, 2010.
10.70**	ADA-ES, Inc. Project Crowfoot Incentive Program as amended and restated on August 13, 2008, October 15, 2008 and March 23, 2010.
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.