Form 10-Q
period 2010-06-30
ADA-ES INC
filed 2010-08-16
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, no par value	7,461,660

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,043	$1,456
Trade receivables, net of allowance for doubtful accounts	2,884	5,812
Notes receivable	1,531	0
Certificate of deposit	505	400
Assets held for sale	0	1,987
Prepaid expenses and other	563	1,182

Total current assets	12,526	10,837

PROPERTY AND EQUIPMENT, at cost	7,618	3,100
Less accumulated depreciation and amortization	(2,736)	(2,252)

Net property and equipment	4,882	848

GOODWILL, net of amortization	435	435
INTANGIBLE ASSETS, net of amortization	241	229
INVESTMENT IN UNCONSOLIDATED ENTITIES	19,309	21,776
DEFERRED TAXES AND OTHER ASSETS	10,993	6,842

TOTAL ASSETS	$48,386	$40,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,904	$5,312
Accrued payroll and related liabilities	752	578
Deferred revenue, current	5,721	1,452
Accrued expenses and other liabilities	232	1,306

Total current liabilities	12,609	8,648

LONG-TERM LIABILITIES:
Accrued liabilities	11,379	6,822
Deferred revenue, accrued warranty and other	6,926	1,146

Total liabilities	30,914	16,616

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
ADA-ES, Inc. stockholders’ equity
Preferred stock: 50,000,000 shares authorized, none outstanding	0	0
Common stock: no par value, 50,000,000 shares authorized, 7,452,222 and 7,093,931 shares issued and outstanding, respectively	38,930	37,000
Accumulated deficit	(19,278)	(12,748)

Total ADA-ES, Inc. stockholders’ equity	19,652	24,252
Non-controlling interest	(2,180)	99

TOTAL STOCKHOLDERS’ EQUITY	17,472	24,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,386	$40,967

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE:
Emissions control	$1,600	$4,476	$4,664	$9,186
CO2 capture	337	282	1,140	543
Refined coal	0	0	0	0

Total revenues	1,937	4,758	5,804	9,729
COST OF REVENUES:
Emissions control	1,199	2,634	3,021	5,327
CO2 capture	144	150	408	259
Refined coal	586	169	1,012	181

Total cost of revenues	1,929	2,953	4,441	5,767

GROSS MARGIN	8	1,805	1,363	3,962

OTHER COSTS AND EXPENSES:
General and administrative	6,176	3,484	10,755	5,563
Research and development	197	184	381	390
Depreciation and amortization	330	139	539	277

Total expenses	6,703	3,807	11,675	6,230

OPERATING LOSS	(6,695)	(2,002)	(10,312)	(2,268)

OTHER INCOME (EXPENSE):
Interest and other income	1,791	10	1,811	20
Equity in loss from unconsolidated entities (see Note 2)	(1,568)	(665)	(2,750)	(1,279)

Total other income (expense)	223	(655)	(939)	(1,259)

LOSS BEFORE INCOME TAX PROVISION AND NON-CONTROLLING INTEREST	(6,472)	(2,657)	(11,251)	(3,527)

INCOME TAX BENEFIT	2,087	963	3,700	1,278

NET LOSS BEFORE NON-CONTROLLING INTEREST	(4,385)	(1,694)	(7,551)	(2,249)
Net loss attributable to non-controlling interest	675	64	1,021	76

NET LOSS ATTRIBUTABLE TO ADA-ES	$(3,710)	$(1,630)	$(6,530)	$(2,173)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED ATTRIBUTABLE TO ADA-ES	$(0.50)	$(0.24)	$(0.89)	$(0.31)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,412	6,929	7,305	6,899

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,412	6,929	7,305	6,899

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2010 and 2009

(Amounts in thousands, except share data)

(Unaudited)

	COMMON STOCK		(ACCUMULATED DEFICIT )	TOTAL ADA-ES, INC. STOCKHOLDERS’ EQUITY	NON- CONTROLLING INTEREST	TOTAL EQUITY

	SHARES	AMOUNT
BALANCES, January 1, 2009	6,755,932	$35,812	$(3,977)	$31,835	$25,152	$56,987
Stock-based compensation	180,350	559	0	559	0	559
Issuance of stock on exercise of options	1,250	4	0	4	0	4
Issuance of Stock to 401(k) plan	22,484	61	0	61	0	61
Deconsolidation of Carbon Solutions	0	0	0	0	(25,050)	(25,050)
Expense of stock registration	0	(7)	0	(7)	0	(7)
Net loss	0	0	(2,173)	(2,173)	(76)	(2,249)

BALANCES, June 30, 2009	6,960,016	$36,429	$(6,150)	$30,279	$26	$30,305

BALANCES, January 1, 2010	7,093,931	$37,000	$(12,748)	$24,252	$99	$24,351
Stock-based compensation	189,859	805	0	805	0	805
Issuance of stock on exercise of options	2,250	6	0	6	0	6
Issuance of stock to 401(k) plan	22,297	140	0	140	0	140
Issuance of stock for cash	143,885	1,000	0	1,000	0	1,000
Expense of stock issuance and registration	0	(21)	0	(21)	0	(21)
Equity contributions	0	0	0	0	1,535	1,535
Distributions	0	0	0	0	(2,793)	(2,793)
Net loss	0	0	(6,530)	(6,530)	(1,021)	(7,551)

BALANCES, June 30, 2010	7,452,222	$38,930	$(19,278)	$19,652	$(2,180)	$17,472

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,530)	$(2,173)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	555	277
Loss on asset dispositions and securities	0	18
Deferred tax benefit	(3,699)	(1,282)
Expenses paid with stock and stock options	532	620
Equity in loss from unconsolidated entities	2,750	1,279
Non-cash gain from joint venture partner	(1,768)	0
Non-controlling interest in loss of subsidiary	(1,021)	(76)
Changes in operating assets and liabilities:
Trade receivables, net	2,928	209
Prepaid expenses and other	619	(1,347)
Accounts payable	592	230
Accrued payroll and related liabilities	174	(411)
Deferred revenue	9,262	(446)
Accrued liabilities	4,557	1,795
Other liabilities	126	271

Net cash provided by (used in) by operating activities	9,077	(1,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment and other assets	(2,829)	(263)
Cash balance held in deconsolidated subsidiary	0	(25,171)
Cash paid for equity contributions to unconsolidated entity	(283)	0
Investment in certificate of deposit	(105)	(400)

Net cash used in investing activities	(3,217)	(25,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity investments in joint venture by non-controlling interest	1,535	0
Distributions by joint venture to non-controlling interest	(2,793)	0
Exercise of stock options and issuance of common stock	1,006	4
Stock issuance and registration costs	(21)	(7)

Net cash used in financing activities	(273)	(3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,587	(26,873)
CASH AND CASH EQUIVALENTS, beginning of period	1,456	28,201

CASH AND CASH EQUIVALENTS, end of period	$7,043	$1,328

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW FINANCING ACTIVITIES:
Stock and stock options issued for services	$945	$620

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

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

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K except with respect to revenue recognition on significant agreements which is discussed in Note 4.

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

(2) Equity Investment in Unconsolidated Entities

On October 1, 2008, the Company entered into a Joint Development Agreement (“JDA”) and formed a joint venture with Energy Capital Partners I, LP and its affiliated funds (“ECP”) known as ADA Carbon Solutions, LLC (“Carbon Solutions”) at which time ADA controlled Carbon Solutions through its 50% interest and previously consolidated Carbon Solutions with the accounts of ADA. As of June 30, 2009, the Company deconsolidated Carbon Solutions as the Company no longer held a controlling 50% interest in Carbon Solutions as the Company’s joint venture partner converted a portion of its preferred equity contribution to ordinary capital contributions as of that date. Additional preferred equity contributions have been converted since that time and accordingly, the Company’s interest has been decreased to 30.2% which represents the Company’s interest as of June 30, 2010. Carbon Solutions includes its wholly-owned subsidiaries, which include Red River Environmental Products, LLC (“Red River”) for which the Company provides guarantees as described in Note 9 as well as other subsidiaries. The Company’s net investment of $19.1 million as of June 30, 2010 in Carbon Solutions is accounted for under the equity method of accounting. Accordingly, the Company’s equity in the net loss of Carbon Solutions for the three and six months ended June 30, 2010 has been recognized in other income (expense) in the consolidated statement of operations and its investment in Carbon Solutions has been reduced by our respective share of such loss. Carbon Solutions is principally engaged in development activities related to its activated carbon (“AC”) business and construction of an AC manufacturing facility (the “AC Facility”).

The Company provides certain services to Carbon Solutions under a Master Services Agreement (“MSA”). Sales and other revenues under the MSA totaled $78,000 and $190,000 for the three and six months ended June 30, 2010, respectively, which amounts are included in emissions control revenues in the accompanying consolidated statement of operations. At June 30, 2010, $103,000 was due from Carbon Solutions, which amount is included in the Company’s consolidated balance sheet in trade receivables.

Under the terms of the JDA, the Company is required to indemnify ECP and Carbon Solutions for certain damages and expenses they have incurred with respect to the Company’s litigation and arbitration with Norit Americas, Inc. (“Norit”) described in Part II, Item 1. As of June 30, 2010, the Company has recorded a liability to Carbon Solutions of approximately $11.4 million related to such damages and expenses recorded by Carbon Solutions. These amounts have been classified as non-current liabilities as the Company expects to satisfy the obligation through resources not involving current assets.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

Following are summarized information as to assets, liabilities and results of operations of Carbon Solutions:

	As of June 30, 2010	As of December 31, 2009
	(In thousands)
Current assets	$45,730	$29,029
Property, equipment and other long term assets	327,566	230,588

Total assets	$373,296	$259,617

Total liabilities	$213,260	$95,680

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In thousands)
Net revenue	$4,934	$10,025
Net loss	$(4,861)	$(8,540)

On January 20, 2010, the Company, together with Clean Coal, formed Clean Coal Solutions Services, LLC (“CCSS”) for the purpose of operating Clean Coal’s refined coal (“RC”) facilities. The Company has a 50% ownership interest in CCSS (but does not control it) and the Company’s investment of $218,000 as of June 30, 2010 includes its share of Clean Coal Services losses since its formation which have been accounted for under the equity method of accounting.

Following are summarized information as to assets, liabilities and results of operations of CCSS:

As of June 30, 2010
(In thousands)
Current assets	$375
Property, equipment and other long term assets	364

Total assets	$739

Total liabilities	$312

Three Months Ended June 30, 2010
(In thousands)
Net revenue	$63
Net loss	$(129)

(3) Notes Receivable

NexGen Refined Coal, LLC (“NexGen”), our partner in Clean Coal, is required to pay the Company up to $4 million in order to maintain its 50% interest in Clean Coal. On June 29, 2010, NexGen executed notes payable to the Company for approximately $1.8 million with a due date of June 29, 2012. Prior to that date, the Company expects to receive payments from NexGen based upon a portion of cash distributed to NexGen from Clean Coal, with a portion of that amount to be applied as payment on the notes and any additional amounts to be applied to the total $4 million expected to be paid by NexGen.

Payments on the principal amounts of the notes expected to be received by the Company within the period ending June 30, 2011 are $1.5 million, with the remaining balance expected to be received on or prior to June 29, 2012. We recognized a non-operating gain of $1.8 million as a result of these notes, which is included in interest and other income on the consolidated statement of operations.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

(4) Deferred Revenue

Deferred Revenue consists of (1) billing in excess of costs and earnings on incomplete contracts; (2) unearned revenues on licensing of the Company’s intellectual property (as discussed further below); and (3) deferred rent revenue related to Clean Coal’s lease agreements in which it recently leased its RC facilities (as discussed further below).

In June 2010, the Company entered into a Development and License Agreement with Arch Coal, Inc. (“Arch Coal”) in which the Company licensed, on an exclusive non-transferable basis, the use of certain of its technology to enhance coal by the application of additives and received a non-refundable license fee of $2 million in cash. The Company expects to recognize these revenues as the technology is further evaluated and developed and the licensee realizes the benefits of the technology. The Company expects to sell certain chemical additives to the licensee which is expected to enhance the licensee’s coal. Future revenues which are expected to be recognized in the near term are included in current deferred revenues and those revenues expected to be recognized subsequent to June 30, 2011 are included in deferred revenue, accrued warranty and other. A summary of expected revenue recognition is as follows for the periods ending:

June 30,	Expected revenue recognition
(In thousands)
2011	$1,300
2012	700

Total	$2,000

In June 2010, Clean Coal executed agreements to lease its RC facilities. The agreements to lease provide for, among other things, a “prepaid rent payment” of $9.0 million for both leases.

Future revenues to be recognized with respect to the $9.0 million prepaid rent paid by the lessee are included in deferred revenues for the current period and in deferred revenues, accrued warranty and other for the long-term period, and are as follows for the period ending:

June 30,	Expected revenue recognition
(In thousands)
2011	$3,600
2012	3,600
2013	1,800

Total	$9,000

(5) Net Loss Per Share

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion would be anti-dilutive.

All outstanding stock options (See Note 7) to purchase shares of common stock for the three and six months ended June 30, 2010 and 2009 were excluded from the calculation of diluted shares as their effect is anti-dilutive.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

(6) Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in years	As of June 30, 2010	As of December 31, 2009
		(In thousands)
Machinery and equipment	3-10	$6,864	$2,346
Leasehold improvements	2	504	504
Furniture and fixtures	3-7	250	250

		7,618	3,100
Less accumulated depreciation and amortization		(2,736)	(2,252)

Total property, plant and equipment, net		$4,882	$848

At December 31, 2009, $1,987,000 of accumulated costs, net of related depreciation, on the Company’s RC facilities was classified as assets held for sale in anticipation of a sale of such equipment. This equipment was subsequently leased in June 2010 and reclassified as machinery and equipment as of June 30, 2010.

Depreciation and amortization of property and equipment for the six months ended June 30, 2010 and 2009 was $550,000 and $271,000, respectively.

(7) Share Based Compensation

Since 2003, the Company has had several stock option plans, in addition to the 2007 Equity Incentive Plan (the “2007 Plan”) described below, available to issue options for shares of Common Stock to employees, Board of Directors and non employees. In general, all options granted under the plans expire ten years or less from the date of grant unless otherwise specified by the Company’s Board of Directors. The exercise price of an option was determined by the compensation committee of the Board of Directors at the time the option was granted and was equal to 100% of the fair market value of a share of our Common Stock on the date the option was granted. As of June 30, 2010, options for 12,065 shares remain available for issuance under these plans. During the six months ended June 30, 2010, options for 13,333 shares expired related to service provided by the Board of Directors and options for 1,162 shares related to service provided by an employee were forfeited with an exercise price of $13.80 per share of Common Stock. In June 2010, options for 2,250 shares were exercised by an employee with an exercise price of $2.80 per share of Common Stock.

Following is a table summarizing the option activity for the six months ended June 30, 2010:

	Director & Employee Options	Non- Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2010	270,265	9,000	$10.23
Granted	0	0	0.00
Exercised	(2,250)	0	(2.80)
Forfeited	(14,495)	0	(13.80)

OPTIONS OUTSTANDING, June 30, 2010	253,520	9,000	$10.10

OPTIONS EXERCISABLE, June 30, 2010	253,520	9,000	$10.10

The aggregate intrinsic value of options exercisable at June 30, 2010 was a loss of $1.3 million based on a market price of $5.31 as of June 30, 2010.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

Stock options outstanding at June 30, 2010 are summarized in the table below:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price
$2.80	8,165	$2.80	8,165	3.3	$2.80
$8.60 - $10.00	183,343	$8.64	183,343	5.3	$8.64
$13.80 - $15.20	71,012	$14.68	71,012	3.6	$14.68

	262,520	$10.10	262,520	4.8	$10.10

No stock options were granted and/or vested during the three or six months ended June 30, 2010.

During 2007, the Company adopted the 2007 Plan. The 2007 Plan authorizes the issuance to employees, directors and consultants of up to 745,779 shares of common stock, either as restricted stock grants or to underlie options to purchase shares of the Company’s common stock. As of June 30, 2010, 118,173 shares of restricted stock or shares underlying options were available to be issued under this plan.

For the six months ended June 30, 2010, the Board of Directors awarded restricted stock under the 2007 Plan. During the six months ended June 30, 2010, 2,283 net of repurchased shares of restricted stock were issued to new and anniversary employees, 14,769 of restricted stock were issued under incentive programs for which the shares were previously reserved for and 172,807 shares of stock were issued as compensation to employees, officers, and directors for services rendered to the Company. During the three and six months ended June 30, 2010, the Company recognized $69,000 and $108,000, respectively, of compensation costs related to the vesting of restricted stock and $67,000 and $697,000, respectively, related to the issuance of stock.

A summary of the status of the non-vested shares as of June 30, 2010 is presented below:

Non-vested Shares	Shares
Non-vested at January 1, 2010	116,313
Granted	18,957
Vested	(3,858)
Forfeited	(1,905)

Non-vested at June 30, 2010	129,507

As of June 30, 2010, there was $211,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. This cost is expected to be recognized over a five year period.

In June 2009, the Company revised its ADA-ES, Inc. Profit Sharing Retirement Plan, which is a plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The revision permits the Company to issue shares of its common stock to employees to satisfy its obligation to match employee contributions under the terms of the 401(k) Plan in lieu of matching contributions in cash. The Company reserved 300,000 shares of its common stock for this purpose. The value of common stock issued as matching contributions under the 401(k) Plan is determined based on the per share market value of our Common Stock on the date of issuance. For the six months ended June 30, 2010, the Company issued 22,297 shares of stock under the 401(k) Plan and recognized $132,000 of expense relating to such issuances. As of June 30, 2010, after giving effect to shares issued for the Company’s second quarter 2010 obligations, the remaining shares available to be issued under the 401(k) Plan are 195,300.

(8) Stockholders’ Equity

On March 23, 2010, the Company executed a stock subscription agreement in accordance with a private placement memorandum and issued 143,885 shares of its common stock to Arch Coal and received proceeds, net of issuance costs, totaling $993,000. The Company has filed a registration statement to register these shares in accordance with provisions of the registration rights agreement which was executed at the time of the stock subscription agreement.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

For the periods ended June 30, 2010 and 2009, the non-controlling interest portion of stockholders’ equity includes a non-controlling interest and deficit related to Clean Coal.

(9) Commitments and Contingencies

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Beginning Balance	$615	$556	$604	$546
Warranties and guaranties accrued	23	44	57	58
Expenses paid	(8)	(1)	(31)	(5)

Ending Balance	$630	$599	$630	$599

At June 30, 2010, the Company had a standby letter of credit for $105,000 related to an installation of an ACI system. This commitment was not recorded on the Company’s consolidated balance sheet as the Company does not expect the funds to be called upon under the letter of credit.

The Company has extended its operating lease that was to expire on August 31, 2010 for two years and has the option to three one-year renewals in the future. The lease is for approximately 23,000 square foot of combined office and warehouse space in Littleton, Colorado. The future obligations under the new operating lease at June 30, 2010 are approximately $430,000.

In 2008, the Company made certain guaranties and undertook other obligations related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded on the Company’s consolidated balance sheet as the Company does not expect such guaranties and obligations to be called upon.

Summaries of the guaranties and obligations related to Carbon Solutions as of June 30, 2010 are as follows:

The Company has guaranteed all amounts owed by Red River under its $243.6 million contract for the “turn-key” engineering, design, construction and other services for the AC Facility. Red River can terminate this contract for convenience at any time but would be liable for (a) the amount earned by the contractor under the contract through the effective date of termination, (b) cancellation charges to the contractor’s subcontractors, (c) other reasonable termination-related costs incurred by the contractor, (d) costs of demobilization, and (e) unreimbursed sales taxes paid by the contractor. The remaining obligation under this contract at June 30, 2010 is approximately $14.6 million.

In 2008, Red River entered into four contracts with an independent equipment supplier for the purchase of certain equipment. At or prior to the closing of Carbon Solutions’ debt financing for its activated carbon facility, Red River will provide the supplier with a “parent guaranty” to guarantee payment and other obligations for which Red River is obligated under the equipment contracts. The parent guaranty is applicable to both the Company and the partner in the joint venture. At June 30, 2010, the remaining obligation under these contracts totaled approximately $8.3 million. Red River may terminate these contracts for convenience at any time and would be liable for (a) reimbursable costs and amounts owing for achievement of milestones and progress payments to date, (b) reasonable and necessary cancellation charges incurred by the supplier in relation to its subcontractors, and (c) reasonably incurred actual costs of demobilization.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

Red River entered into a sales contract with a major utility. The terms of the contract, including amendments, provide for ADA’s guarantee of Red River’s performance up to a maximum of $750,000. This guaranty would expire upon the earlier of consummation of debt financing for the AC Facility or the date commercial operations commence at the AC Facility.

The Company has also guaranteed the obligations of Red River under a sales contract (which has since been amended) with another major utility. This contract required Red River to commence deliveries of AC from the AC Facility by April 15, 2010, and this deadline was not met, allowing the customer to terminate. If this customer terminates the agreement because of Red River’s default prior to commencement of delivery of AC from its AC Facility, damages can be awarded, up to a maximum of $10 million. Both parties are entitled to require specific performance of the other in limited circumstances when the cover remedies prove inadequate. No later than five business days after the third party debt financing portion for the AC Facility is obtained, each party is obligated to deliver to the other a $10 million standby, unconditional, irrevocable letter of credit to secure the obligations to the other party in the event of default.

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

Under the terms of the JDA, the Company is required to indemnify ECP and Carbon Solutions for certain damages and expenses they have incurred with respect to the Company’s litigation and arbitration with Norit described in Part II, Item 1. As of June 30, 2010, the Company has recorded a liability to Carbon Solutions of approximately $11.4 million related to such damages and expenses recorded by Carbon Solutions. These amounts have been classified as non-current liabilities as the Company expects to satisfy the obligation through resources not involving current assets.

The Company also has certain obligations in connection with the obligations of Clean Coal. Summaries of the guaranties and obligations related to Clean Coal as of June 30, 2010 are as follows:

We, NexGen and two entities affiliated with NexGen have provided the lessee of its RC facilities with joint and several guaranties (the “CCS Party Guaranties”) guaranteeing all payments and performance due under the related transaction agreements. We also entered into a contribution agreement with NexGen under which any party called upon to pay on a CCS Party Guaranty is entitled to receive contribution from the other party equal to 50% of the amount paid.

The parent of the lessee in the RC facilities lease transactions discussed above has provided Clean Coal with a guaranty as to the payment only of all the initial term fixed rent payments and the renewal term fixed rent payments under the related leases, which, although terminable at any time, cannot be terminated without the substitution of such guaranty with another guaranty on similar terms from a creditworthy guarantor.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2010

(10) Business Segment Information

The following information relates to the Company’s three reportable segments: Emissions control (“EC”), CO2 capture (“CC”) and Refined coal (“RC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
REVENUE:
EC	$1,600	$4,476	$4,664	$9,186
CC	337	282	1,140	543
RC	0	0	0	0

Total	$1,937	$4,758	$5,804	$9,729

SEGMENT PROFIT (LOSS):
EC	$61	$1,700	$991	$3,278
CC	170	90	668	202
RC	(888)	(151)	(1,533)	(216)

Total	$(657)	$1,639	$126	$3,264

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Total segment profit (loss)	$(657)	$1,639	$126	$3,264
Non-allocated general and administrative expenses	(5,708)	(3,502)	(9,899)	(5,255)
Depreciation and amortization	(330)	(139)	(539)	(277)
Interest and other income	1,791	10	1,810	20
Equity in loss of Carbon Solutions	(1,568)	(665)	(2,749)	(1,279)
Income tax benefit	2,087	963	3,700	1,278
Net loss attributable to non-controlling interest	675	64	1,021	76

Net loss	$(3,710)	$(1,630)	$(6,530)	$(2,173)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to any one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, audit fees, non-project specific legal fees and corporate governance expenses.

(11) Subsequent Event

On July 29, 2010, the Company received a favorable jury verdict from the United States District Court for the Western District of Pennsylvania in Calgon Carbon Corp. v. ADA-ES, Inc., awarding the Company damages of $12.0 million as a result of Calgon Carbon Corp.’s breach of contract. Payment of the award is subject to appeal and therefore, the gain contingency has not been recognized on these financial statements. See Part II, Item 1 of this report for further information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words or phrases such as “anticipate,” “assume,” “believe,” “hope,” “expect,” “intend,” “plan,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	when Maximum Achievable Control Technology (“MACT”)-based mercury and other regulations will be promulgated and/or legislation impacting our business will be enacted and become effective and the scope and impact of such regulations or legislation;

(b)	expected long-term growth in our target markets;

(c)	expected growth in the power industry’s interest in and funding for carbon dioxide (“CO2”) capture projects;

(d)	continued funding by Congress of our Department of Energy (“DOE”) CO2 projects;

(e)	impact of the rejection of permits for new coal-fired power plants by state officials;

(f)	the effectiveness of our technologies;

(g)	the timing of awards of, and work under, our contracts and their value;

(h)	possible changes in the level of our ownership of ADA Carbon Solutions, LLC, our joint venture with Energy Capital Partners I, LP and its affiliated funds (“ECP”);

(i)	the expected costs, capacity of, funding of and timing for the commencement of full production of the activated carbon facility (“AC”) that is being built by Red River Environmental Products, LLC (“Red River”) in Coushatta, Red River Parish, Louisiana (the “AC Facility”);

(j)	the willingness and ability of ECP to continue to fund the final construction costs and operations of the AC Facility and legal expenses relating to the arbitration with Norit Americas, Inc. (“Norit”) through contributions and loans to Carbon Solutions;

(k)	timing and amounts of or changes in future revenues, funding for our business, margins, expenses, cash flow, working capital, liquidity and other financial measures;

(l)	impact of pending legal actions, including the costs thereof and our indemnity obligations to Carbon Solutions and ECP; and

(m)	the materiality of any future adjustments to previously recorded revenue as a result of DOE audits.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, lack of working capital to operate our businesses, pay ongoing legal expenses and satisfy our indemnity obligations relating to the Norit legal proceedings; timing of new and pending regulations and any legal challenges to them; the government’s failure to enact legislation, promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, prices, economic conditions and market demand; impact of competition and legal proceedings; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address expected growth in our target markets; loss of key personnel; failure to satisfy performance guaranties; risks related to Carbon Solutions, including the changes in the costs and timing of commencement of full production at the AC Facility; the willingness and ability of ECP to continue to fund costs of operating Carbon Solutions pending receipt of additional financing; ECP’s conversion of outstanding loans to Red River or preferred equity to ordinary capital contributions in Carbon Solutions; demand by ECP of payment on its loans to Red River or our indemnity obligations to it or Carbon Solutions; ECP’s control of Carbon Solutions and potential further dilution of our interest; failure to satisfy conditions in our existing agreements; inability of Carbon Solutions to close acceptable debt financing or off-take agreements with respect to the AC Facility in a timely manner; inability of Carbon Solutions to obtain necessary permits for its mining operations or for new AC production facilities; inability of Carbon Solutions to respond to the expected increase in demand for AC through the construction of additional AC facilities or our inability to participate in such projects due to lack of funds or otherwise; the failure of the facilities leased by Clean Coal to continue to produce coal that qualifies for Internal Revenue Service (“IRS”) Section 45 tax credits; termination of the leases of such facilities; decreases in the production of Refined Coal (“RC”) by the lessees of Clean Coal’s RC facilities; failure of Congress to extend the Section 45 tax credit deadline; availability of raw materials and equipment for our businesses; our inability to realize our deferred tax assets; failure of Calgon Carbon Corporation (“Calgon”) to pay the judgment recently awarded to us or its appeal of such judgment; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements made in this report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

We develop and implement proprietary environmental technology and provide specialty chemicals to the coal-burning electric utility industry. Beginning this year, we have changed our segment reporting structure to better reflect the way we manage and measure the performance of our business. We have three operating segments: EC (emissions control); CC (CO2 capture) and RC (refined coal). The EC segment includes the supply of emissions control systems including powdered activated carbon injection (“ACI”) systems, acid gas mitigation systems and the sale of specialty chemicals, equipment and services for flue gas conditioning projects, the licensing of certain technology and other applications. The CC segment includes projects relating to the CO2 capture and control market, including projects co-funded by government agencies, such as the DOE. The RC segment includes the development and sale of technology, services and equipment for the RC market.

We conduct research and development efforts in CO2 capture and control from coal-fired boilers, and in 2008, we commenced work on our first significant contract related to CO2 capture, which is scheduled to continue through the end of 2010 and could be extended into 2011. We are marketing our RC technology, services and equipment through our

50% interest in a joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation, called Clean Coal Solutions, LLC (“Clean Coal”). We currently own two RC facilities which are leased through subsidiaries of Clean Coal and operated by Clean Coal Solutions Services, LLC (“CCSS”), a Colorado limited liability company owned 50% by us and 50% by NexGen. In addition, the Carbon Solutions joint venture, of which we owned 30.2% as of June 30, 2010, is in the final stages of start up of the AC Facility primarily for emissions control applications related to mercury emissions from coal burning utilities. Carbon Solutions, through a wholly owned subsidiary, has been processing and supplying AC to utility customers from interim sources until such time as the AC Facility is fully operational. References to Carbon Solutions include its wholly-owned subsidiaries including Red River and Crowfoot Supply Company, LLC (“Crowfoot Supply”).

Emissions Control

Environmental Legislation and Regulations

Mercury has been identified as a toxic substance and, pursuant to a court order, the U.S. Environmental Protection Agency (“EPA”) issued regulations for its control in March 2005, which were known as the “Clean Air Mercury Rule” or “CAMR.” CAMR has been subject to significant challenges since it was issued and was ultimately declared invalid. Most recently, in April 2010, the U.S. District Court of Appeals of the District of Columbia approved the consent agreement reached last year between EPA and a coalition of public health and environmental groups that sued in 2008 to force the agency to set tight emission limits. That settlement requires EPA to issue a draft rule requiring strict plant-specific controls for power plants’ toxic air pollutants by March 16, 2011, and a final rule no later than November 16, 2011. These rules are expected to establish a Maximum Achievable Control Technology (“MACT”)-based hazardous pollutant regulation, which will include control of mercury from power plants, organics and volatile metals such as arsenic, selenium and acid gases such as hydrogen chloride (“HCI”). The MACT standard is expected to be based upon the best-performing 12% of the power plants and will allow minimal averaging or trading. We estimate that based on the performance of ACI systems recently installed, and the co-benefits achieved from controls for sulfur dioxide and nitrogen oxides, the MACT standard for mercury will require between 90 and 95% mercury capture from utility boilers.

Pending the EPA’s issuance of final rules, a lack of clear mercury emission regulations has led to uncertainty among independent power producers and utilities as to what will be required of them as far as mercury controls, and is adversely impacting their ability to include mercury control costs in their rate bases. It is of course possible that Congress could also enact new legislation requiring stricter mercury emission control within the next year or two, with implementation deadlines over the subsequent two to three years.

In addition to our two key growth areas, emissions control and RC, we continue to demonstrate our position as a premier developer of innovative clean energy technologies. Control of CO2 from coal-fired power plants is currently a topic of discussion in Washington and a significant issue for the coal industry as a result of the impact of CO2 emissions on climate change. A number of permits for new coal-fired plants were rejected by various state officials in 2009 in response to protests by environmental groups. We see this as an opportunity and have begun developing technologies to address the needs of our customers through reduction of CO 2 generation, CO2 capture and beneficial use of CO2.

In addition to the independent power producers and utilities, EPA has been developing a MACT-based mercury emissions regulation for the Portland cement industry through proposed amendments to the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for the Portland Cement Manufacturing Industry issued in May 2009, for which the EPA accepted public comments through September 4, 2009. The cement MACT regulation was finalized on August 9, 2010. This regulation will require cement plants to reduce hazardous air pollutants by 2013 including 92% of mercury and 83% of hydrocarbons. This regulation could require ACI systems on up to 90 cement kilns in the U.S. We are in contract negotiations with three cement companies and are discussing several testing programs to define their emissions and evaluate how our ACI equipment and sorbents will work in that industry. The tests are designed to evaluate the effectiveness of collecting mercury and organics from cement kiln exhaust gas streams. We believe this cement MACT regulation is likely to increase the market for both ACI systems and AC.

The EPA is also developing a new MACT regulation for coal-fired boilers that provide mostly steam and/or electricity for small industrial and institutional power needs with no more than 25 MW of electricity sold to the grid. A draft regulation was released on April 30, 2010, with a final regulation anticipated to be issued by the court-mandated deadline of December 16, 2010, with compliance deadlines in late 2013 or early 2014. This regulation, which is currently open for public comment, could impact over 600 existing coal-fired industrial boilers. The proposed emission limit of three pounds of mercury per Trillion BTU for existing and two pounds per Trillion BTU for new coal-fired industrial boilers would require 60-70% capture of mercury from boilers burning bituminous coals and 40-50% capture of mercury from boilers burning sub bituminous coals. We believe a new industrial boiler regulation could increase the market for ACI systems by several hundred and the associated AC by 50 to 100 million pounds per year with the possibility of significantly higher quantities of as many as 400+ units when considering biomass and wood fired boilers which will also be covered under this regulation and, as with coal-fired units, require both mercury and other hazardous air pollutant reductions such as dioxins and furans, both controlled by activated carbon injection. We are in discussions with several companies that own and operate a number of industrial boilers regarding how our technology can help such companies comply with the new regulations.

The Clean Air Act requires that all regulations be met within 36 months. We believe that substantial long-term growth of the EC market for the independent power producer and utilities industry will most likely depend on how industry chooses to respond to the pending federal and state regulations. We anticipate federal regulations will create an even larger market for our mercury control products beyond 2010. As many as 1,200 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. DOE’s latest report, issued in 2010, includes 77 existing and planned new coal-fired power plant projects totaling 44 GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include EC. Many power companies recognize the urgency of these pending regulations, and as a result we have contracts in place or are in negotiations with seven different power companies to evaluate ACI at a number of their plants. This could result in approximately $2.5 million in near-term ACI demonstration revenue, puts us in close contact with companies that could purchase ACI equipment and could result in long-term contracts for AC.

ACI Systems and Services

Thus far in 2010, we have installed or are in the process of installing 46 ACI systems. Some market demand continues in 19 states and 6 Canadian provinces that either have passed their own mercury control regulations or have entered agreements with power plants to reduce mercury emission for new power plants. We remain active in the bid and proposal process and expect fewer new systems to be awarded for the remainder of the year compared to last year until the final MACT rule is finalized. Because many of our current and potential customers would be affected by new federal regulations replacing CAMR, after the invalidation of CAMR, many independent power producers and utilities postponed the award of projects and existing projects as they revised their long-term plans for compliance. Revenue from ACI system contracts totaled $1.1 million and $ 3.6 million for the three and six months ended June 30, 2010, respectively. We had contracts in progress at June 30, 2010 for supply of ACI systems totaling approximately $2.3 million, $400,000 of which we except to complete and realize in 2010 with the balance in 2011. Although we expect this market to continue to decline in the near-term, we believe we have the opportunity for significant revenue growth for our EC products and services when final federal regulations or legislation impacts a significant portion of previously uncontrolled and existing boilers. Given the current expected timing for a MACT-based regulation, we see the need for 600 to 800 ACI systems to be supplied between 2011 and 2014, which would require rapid scale-up of our production capabilities to maintain our approximate 30% market share.

We are investigating, developing and providing services or systems to measure and mitigate acid gasses from coal fired boilers. These acid gas emissions are often the unintended result of the retrofit and operation of NOx control technology on medium to high sulfur coal-fired boilers.

Flue Gas Chemicals and Services

The market for our flue gas chemicals (“FGC”) and services has declined in recent years, but we are seeing increased interest in our product due to demonstrated interferences with mercury capture caused by competing products such as SO3 injection. We are performing tests for interested customers to demonstrate the ability of our technology to meet their needs with stringent mercury control regulations. With a defined mercury rule or legislation, there will be opportunities to combine FGC with AC, as FGC can enhance the performance of AC in specific applications without detriment to the existing electrostatic precipitator operation. Margins on these products are typically higher than what we recognize for our other EC sales and may represent an important contribution to our future overall revenue and profit potential. Revenues from FGC chemicals and services were not material in 2009 or thus far in 2010.

Arch Coal Development and License Agreement

Since 2004, we have been working with Arch Coal, Inc. (“Arch Coal”) to explore certain unique characteristics of some types of coals produced by Arch Coal that allow them to be burned with lower emissions. We believe a recent technical breakthrough provides a potential means to obtain similar performance improvements from all of Arch Coal’s Powder River Basin (“PRB”) coals. As a result on June 25, 2010, we entered into a Development and License Agreement (the “License Agreement”) with Arch Coal. Pursuant to the License Agreement, we provided Arch Coal with an exclusive, non-transferable license to use certain technology to enhance coal by the application of additives for coal mined by Arch Coal at mines and sites located in the PRB. We expect that the technology will reduce certain emissions from the burning of the PRB coal, which should help to meet standards that are in the process of being promulgated by the EPA.

Pursuant to the License Agreement, we will be providing development services to Arch Coal aimed at applying the technology to the PRB coal. In addition, if we develop improvements to the technology that are related to the reduction of certain emissions from the burning of PRB coal, that technology will either be included in the license at no additional cost, or, under certain circumstances, we will negotiate with Arch Coal to determine if Arch Coal wants to use the additional improvements. We retain all right, title and interest, including all intellectual property rights, in and to any technology we license to Arch Coal. In consideration for the development work and the license to Arch Coal, Arch Coal paid us an initial, non-refundable license fee in cash of $2 million. Arch Coal may be obligated to make royalty payments to us that could amount to as much as $1 per ton of coal sold by Arch Coal, depending upon the successful implementation of the technology and Arch Coal’s future sales of the resulting enhanced coal product. Arch Coal currently produces more than 100 million tons of PRB coal per year. Any royalty ultimately payable under the License Agreement will first be subject to credit to Arch Coal of an amount equal to the initial license fee, other development and operational costs paid by Arch Coal plus a rate of return on such payments.

As a part of entering into the License Agreement we agreed to negotiate and enter into a Supply Agreement under which Arch Coal will purchase the additives described in the License Agreement exclusively from us, and we will supply Arch Coal with the additives it needs. We are still negotiating the final terms of the Supply Agreement.

CO2 Capture

DOE is funding CO2 control projects related to our business and we expect this to continue. Revenue from DOE and industry contracts totaled $337,000 and $1.1 million for the three and six months ended June 30, 2010, respectively. We had DOE contracts in progress totaling approximately $500,000 as of June 30, 2010. We expect to recognize approximately $500,000 from these contracts during the last six months of 2010 and any additional funded amounts in 2011. This year we began the first field tests of its CO2 control technology on a $3.2 million program co-funded by DOE, as well as several major forward-thinking utility companies, and the initial results confirmed the promising performance we had demonstrated in our laboratory. Once captured, the carbon dioxide could be either stored underground (sequestration) or beneficially used in processes such as enhanced oil recovery. This technology appears to offer potential cost and energy advantages over competing liquid-solvent-based technologies.

On July 7, 2010, DOE announced that we were selected to be the prime contractor for a follow on new 39 month project for approximately $11.1 million. We are currently in the process of negotiating and finalizing the contract. The project will provide funding to advance our commercialization plan for regenerable solid-sorbent technology and will allow pilot-testing of our concept at the one megawatt scale. We expect the final contract to be in place around October 2010 and total at least $14.1 million with co-funding and support to be provided by several major power generation companies including American Electric Power, Luminant, DTE Energy and the Electric Power Research Institute. We expect to start recognizing revenues for this project in the fourth quarter of this year The anticipated work to be performed under this contract is expected to be evenly recognized throughout the contract life with greater costs anticipated in late 2011 to early 2012. We anticipate that overall gross margins for this contract will be approximately 30%.

We anticipate that DOE programs will continue to represent an important segment in supporting the revenue stream of the company over the next few years as we position ourselves for the market growth for ACI systems for emissions control.

Refined Coal

Clean Coal develops and sells or leases facilities that produce RC that qualifies for Section 45 tax credits. The tax credits amount to an escalating $6.20 per ton of RC for a period of ten years. In December 2009, the IRS issued the anticipated guidance as to the specifics concerning how the emissions reductions achieved when RC is burned are to be measured and certified to demonstrate the compliance necessary to qualify for the tax credits. Clean Coal placed two facilities in service prior to January 1, 2010 and demonstrated the required emission reductions for their RC product to qualify for the tax credits.

On June 29, 2010, Clean Coal executed contracts in which the two facilities were leased to GS RC Investments LLC, the lessee, an affiliate of The Goldman Sachs Group, Inc. The leases have base terms that run through December 31, 2012 (the “Initial Term”), and automatically renew for annual terms through the end of 2019. The RC produced at the facilities is expected to be eligible for federal credits that are available for the production of RC pursuant to Section 45. The other 50% of Clean Coal is owned by NexGen and the two RC facilities are owned, respectively, by two special purpose entities (the “Lessors”). Clean Coal owns 95%, and we and NexGen each own 2.5% of the Lessors. The lessee has entered into supply agreements for each RC facility pursuant to which it will supply RC to the applicable power plant owner.

CCSS will (subject to oversight by the lessee) operate and maintain the RC facilities under two Operating and Maintenance Agreements entered into with the lessee as part of the transaction. In addition to reimbursement for costs incurred, CCSS will receive a fee of $.08 per ton of coal processed through the RC facilities for its services. The lessee will pay the costs for operating and maintaining the RC facilities, subject to certain limitations. CCSS will also arrange for the purchase and delivery of certain chemical additives necessary for lessee’s production of RC under two supply agreements entered into with the lessee as part of the transaction. CCSS will receive a fee for its services in the amount of five percent of the cost of chemical additives and transportation costs. The term of each supply agreement runs coincident with the leases.

We control and consolidate the results of CCS in our financial statements, but do not expect to consolidate the results of CCSS because NexGen controls the entity pursuant to the operating agreement of the entity.

The leases included an upfront payment of approximately $4.5 million in prepaid rent for each facility and provide for fixed rent and contingent rent based upon future production of RC, each of which is payable on a quarterly basis. The prepaid rent is expected to be recognized over the Initial Terms of the leases. Such revenues are recorded as they are earned. Based on the amount of RC that we expect will be produced from the RC facilities, we expect to recognize operating income, before the deduction of NexGen’s 50% equity interest in that income, of approximately $2.00 per ton of RC produced, or approximately $12.0 million per year, average annual consolidated revenues from all lease payments of approximately $20.0 million per year, and after tax cash flows of approximately $9.0 million per year, over the almost 10-year period for which Section 45 tax credits are available. Historically, the utilities at which the facilities operate have used approximately 6.5 million tons of coal per year, which amount can vary based on several factors. The total annual contribution to our operating income will ultimately depend on the utilities’ use of coal in the generation of electricity, which use will likely fluctuate over the term of the tax credits. A portion of the lease payments made by lessee during the Initial Term will be held in an escrow account, which was established to provide a fund from which the lessee can reclaim a portion of the lease payments if certain circumstances arise that affect the availability of Section 45 Credits for RC from the RC facilities.

Each lease may be terminated by the lessee for various reasons, the most significant of which are:

•	For any reason as of the end of the Initial Term by giving notice by no later than July 1, 2012.

•	If the Total Operating Expenses (as defined in each lease) paid by the lessee for two consecutive quarters exceed 140% of the projected operating costs for the RC facility.

•	If any of Lessor’s representations or warranties were breached as of the date made and such breach is not cured within 30 days after notice.

•	If a change of law, or certain other specified events affecting the availability of the Section 45 credits, occurs.

•	Upon the occurrence of a governmental regulatory event that would make the Transaction impermissible.

In order to maintain our 50% interest in Clean Coal, we are obligated to fund half of its operating costs and capital expenditures. In order to satisfy a portion of the 2009 capital needs of Clean Coal, Clean Coal entered into a Loan Commitment Agreement with NexGen in October 2009, by which NexGen loaned Clean Coal $1.0 million. The note was paid in full prior to April 30, 2010. In the future, we expect the operations of the facilities to generate sufficient working capital to meet their operating needs. Our consolidated net operating loss for the three and six months ended June 30, 2010 included net costs of $888,000 and $1.5 million, respectively, related to our RC efforts.

We, Clean Coal and the lessee entered into a Technology Sublicense pursuant to which we licensed and Clean Coal sublicensed to the lessee certain technology required to operate each RC facility and to produce RC. The Technology Sublicense parallels the license previously granted by us to Clean Coal and requires that we stand behind Clean Coal if it fails to perform its obligations under the sublicense, other than as a result of a default by lessee. The agreement contains representations and warranties customary for such agreements regarding intellectual property, and, subject to certain liability limits, requires us to indemnify the lessee in the event of certain infringement claims by a third party. We are also obligated to actively prosecute infringement of the technology by third parties, or to cooperate with the lessee if it does so, in which case any award would go to the lessee and any other sublicensee who prosecutes the infringement. The annual license fee payable to Clean Coal for the sublicense is $10,000 per year, but this amount is deductible from the amount the lessee pays in rent under the leases.

We, NexGen and two entities affiliated with NexGen have provided the lessee with joint and several guaranties (the “CCS Guaranties”) guaranteeing all payments and performance due under the agreements described above. We also entered into a Contribution Agreement with NexGen under which any party called upon to pay on a CCS Guaranty is entitled to receive contribution from the other party equal to 50% of the amount paid. The parent of lessee provided Clean Coal with a guaranty as to the payment only of all fixed rent payments under the leases, which, although terminable at any time, cannot be terminated without the substitution of such guaranty with another guaranty on similar terms from a creditworthy guarantor.

Under a First Amendment to Purchase and Sale Agreement entered into in October 2009, NexGen may elect to retain its interest in Clean Coal by paying us up to $4.0 million (plus any accrued interest under the note described below) as follows: (a) an amount based on the projected annual tons of RC to be sold by the utility at which the facility operates payable after a related monetization, which NexGen elected to pay by its issuance of two-year promissory notes in the aggregate principal amount of $1.8 million on June 29, 2010, plus (b) 25% of cash distributions (other than for income taxes) due to NexGen from Clean Coal. NexGen’s promissory notes are shown as notes receivable, bear interest at 5% per annum, are payable out of 35% of cash distributions to NexGen and are secured by NexGen’s interest in Clean Coal. We expect to receive approximately $1.5 million under these notes within one year of issuance and the remaining balance in the following six months. We expect to receive approximately $3.0 million of the $4.0 million by June 30, 2011and the remaining $1.0 million over the following year, respectively. We expect to report these amounts upon receipt as other income. NexGen is not obligated to make those payments, but if it does not do so, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount that it elects not to pay (including any election not to pay under any notes issued). Once it fails to make any one payment, it cannot reclaim its interest by making later payments. We are not required to refund any of the cash paid by NexGen.

Clean Coal is working with Congress to obtain a one-year extension for the placed-in-service deadline for Section 45 facilities. An extension, if put into law, would provide Clean Coal with the opportunity to expand this business further through additional potential customers that have been identified as viable candidates for this technology. However to date, Congress has not been able to package a tax extenders bill into a form to receive sufficient bipartisan support for passage. At this point in time, an extension well into 2011 would be necessary to provide enough time for Clean Coal to build and install additional RC facilities. Clean Coal has been discussing additional RC facilities with other potential customers so that it is positioned to move forward if the deadline is extended.

Carbon Solutions

Carbon Solutions, our joint venture company with ECP, has constructed the AC Facility through its wholly owned subsidiary Red River. The AC Facility achieved partial commercial operation starting in May 2010 and is expected to be fully operational by the end of the year. Many of the state mercury regulations already in place require compliance in 2010 and as such there are several utilities and independent power producers engaged in an AC procurement process this year. Red River expects to be able to sell the majority of its AC output under long-term contracts to owners of coal-fired power plants for the purpose of mercury mitigation but anticipates that such level of sales may not be achieved until 2012.

Crowfoot Supply has developed an offsite processing and logistics facility that commenced operations in the second quarter of 2009 and operates in conjunction with the AC Facility. Red River has been selling and processing AC on a continuous basis from this facility to meet delivery obligations under existing supply contracts to customers in the U.S. and Canada. Those contracts, which to date total over 200 million pounds, represent approximately 32% of the plant’s planned capacity. Shipment of product to some customers from the AC Facility began in July. As inventories at Crowfoot Supply are depleted, all deliveries will be shifted to AC Facility production. Five Forks is developing a lignite and feedstock mine that will supply Red River.

Under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) of Carbon Solutions among ECP and ADA, we have contributed $25.6 million in cash and other property and ECP has contributed cash of $157.6 million, including preferred equity contributions of $98.5 million, through June 30, 2010. Effective June 30, 2009, ECP converted some of its preferred equity contributions to ordinary capital contributions resulting in a dilution of our ownership percentage to under 50%. Since that time, ECP has converted additional preferred equity contributions to ordinary capital contributions resulting in a dilution of our ownership percentage to 30.2% as of June 30, 2010. We do not have any further capital commitments to Carbon Solutions, and expect that all future funding for the AC Facility will come from ECP and third-party debt financing. Through June 30, 2010, ECP had loaned $182.4 million to Red River pursuant to secured convertible demand notes. See “Liquidity and Capital Resources” below for additional information.

We predict a significant gap between AC production and demand starting in 2012, with the gap growing close to a billion pounds per year by 2015. We believe that the growth we anticipate will require as many as five additional AC production lines of the same size and capacity as Red River. Carbon Solutions is working on obtaining permits for these facilities in anticipation of federal regulations, and ADA has certain rights to participate by up to 50% in capacity additions.

Results of Operations – 2nd Quarter and YTD 2010 versus 2nd Quarter and YTD 2009

Revenues totaled $1.9 million and $5.8 million for the three and six months ended June 30, 2010, respectively, versus $4.8 million and $9.7 million for the three and six months ended June 30, 2009, representing a decrease of 59% and 40% for the quarter and year to date. We expect overall revenues in the remaining half of 2010 to be lower than those reported for the 2009 period.

Cost of revenues decreased by $1.0 million and $1.3 million or 35% and 23% for the three and six months ended June 30, 2010, respectively, from the same periods in 2009 primarily as a result of decreased volume in our EC and CC segments. Gross margins were less than 1% and 23% for the three and six months ended June 30, 2010 respectively, as compared to 38% and 41% for the same periods in 2009. The decrease in the gross margin was the result of increased RC costs for future development in the technology, decreased consulting margins and lower ACI systems margins.

Emissions Control

Revenues in our EC segment for 2010 decreased for the second quarter and first six months by $2.8 million and $4.5 million, respectively (64% and 49%). The amounts reported for 2010 exclude the work ADA has conducted for Clean Coal, as further described below, that is eliminated in our consolidation. Revenues from the EC segment for the six months ended June 30, 2010 were comprised of sales of ACI systems (77%), flue gas chemical sales (3%) and consulting services (20%), compared to 64%, 2%, and 34%, respectively, in 2009. For the near term, in our EC segment, we expect the sales of ACI systems will continue to represent the most significant source of revenues, for which the anticipated gross margins are lower than for our specialty chemical sales and DOE demonstration work that typically involves industry cost-sharing. We expect revenues in the EC segment to decline from 2009 levels through the remainder of 2010 until revised emissions control regulations are implemented. We expect overall gross margins for the EC segment for fiscal year 2010 to be consistent with the levels achieved in fiscal year 2009.

We had contracts in progress at quarter-end for supply of ACI systems with remaining revenue of approximately $2.3 million, of which $400,000 is expected to be recognized during the remaining six months of 2010 with the balance expected to be realized in 2011. Our ACI systems revenues were $1.1 million and $3.6 million for the three and six months ended June 30, 2010, representing a decrease of 61% and 39% compared to those same periods in 2009. Over the last quarter, our ACI systems group devoted substantial effort to the RC facilities in order to complete modifications and restarted the units by the end of the quarter. Accordingly, efforts on other projects were impacted. We expect our EC segment revenues to decline until such time as utilities, cement plants, and industrial boilers start to react to the anticipated new federal emission control regulations. In the EC segment, we performed work related to RC systems provided to Clean Coal valued at $2.7 million and $3.2 million for the three and six months ended June 30, 2010, respectively, that would otherwise be recognized as revenue but were eliminated in the consolidation of Clean Coal.

Our consulting revenues have decreased approximately $1.1 million and $2.2 million during the three and six month ended June 30, 2010 as compared to the same periods in 2009 as we have completed nearly all of our mercury control demonstrations and analysis. We expect a continued reduction in consulting revenue although we are focusing more efforts on SO3 control demonstrations and analyses, which have growth potential.

Cost of revenues for the EC segment decreased by $1.4 million and $2.3 million or 54% and 43% for the three and six months ended June 30, 2010, respectively, from the same periods in 2009, primarily as a result of the decreased revenue-generating activities from our ACI system sales and other consulting services. Gross margins for the EC segment were 25% and 35% for the three and six months ended June 30, 2010, respectively, as compared to 41% and 42% for the 2009 periods. The decrease in gross margins from the prior year resulted from a decrease in our other consulting margins which generally has higher margins than our ACI systems. Further we eliminated $2.3 million and $2.7 million for the three and six months ended June 30, 2010, respectively, related to our efforts on Clean Coal’s RC facilities. Looking ahead, we expect EC margins to decline from prior levels as competition is expected to increase.

EC segment profits decreased by $1.6 million and $2.3 million or 96% and 70% for the three and six months ended June 30, 2010, respectively from the same periods in 2009. The decrease was primarily a result of lower margins on other consulting work, chemical sales and ACI systems sales for the period.

CO2 Capture

Revenues in our CC segment for 2010 increased by $55,000 and $597,000 for the second quarter and first six months, respectively (20% and 110%). Our DOE and industry consulting contract revenues related to our CC segment totaled $337,000 and $1.1 million for the three and six months ended June 30, 2010. The remaining unearned amount on these contracts totaled approximately $500,000 as of June 30, 2010 which we expect to recognize during the last six months of 2010 (including cash contributions by other industry partners) and any additional funding in 2011. As discussed above, we have been selected to be the prime contractor on a DOE project in July 2010 totaling $14.1 million (including contributions by other industry partners). The anticipated work to be performed under this contract is expected to be evenly recognized throughout the contract life with greater costs anticipated in late 2011 to early 2012.

Cost of revenues for the CC segment decreased by $6,000 and increased by $149,000 for the three and six months ended June 30, 2010, respectively, from the same periods in 2009. Gross margins for this segment were 57% and 64% for the three and six months ended June 30, 2010 respectively, as compared to 47% and 52% for the comparable 2009 periods. The increase in gross margins from 2010 to 2009 is due primarily to the amount of direct product costs and higher labor involved in these projects. We expect overall gross margins for the CC segment for fiscal year 2010 to be consistent with the levels achieved in fiscal year 2009.

CC segment profits increased by $80,000 and $466,000 or 89% and 231% for the three and six months ended June 30, 2010, respectively, from the same periods in 2009. The increase was primarily the result of increased activities related to our development of CO2 capture technology, which ramped up significantly in 2010.

Our contracts with the government are subject to audit by the federal government, which could result in adjustment(s) to previously recognized revenue. We believe, however, that we have complied with all requirements of the contracts and future adjustments, if any, will likely not be material. In addition, the federal government must appropriate funds on an annual basis to support DOE contracts, and funding is always subject to unknown and uncontrollable contingencies.

Refined Coal

We had no material revenues for our RC segment for the three and six months ended June 30, 2010. As discussed above, on June 29, 2010 we leased the two RC facilities to the lessee and expect to earn related rent revenues beginning in July 2010. The revenues are expected to be uneven during the first few months as the new operators deal with start-up issues with the new equipment. However, once issues are resolved and the plants begin supplying Refined Coal for four generating units, the first two systems are expected to produce approximately 6.5 million tons of Refined Coal annually, qualifying for the approximately $6.20 per ton federal tax credit over the next 10 years.

Cost of revenues for the RC segment increased to $586,000 and $1.0 million for the three and six months ended June 30, 2010 up from $169,000 and $181,000 for the same periods in 2009 as we increased our efforts in further developing the technology and modifying the equipment. Costs of revenues are expected to level off as these projects are complete and the RC facilities are now leased to a monetizer.

RC segment losses increased by $737,000 and $1.3 million for the three and six months ended June 30, 2010 over the same periods in 2009 as our efforts to realize value from production of coal that qualifies for the Section 45 credits and make modifications to the RC facilities substantially increased in 2010.

Other Items

General and administrative expenses increased by $2.7 million and $5.2 million or 77% and 93% to approximately $6.2 million and $10.8 million for the three and six months ended June 30, 2010, respectively, from the same periods in 2009. The dollar increase for the three and six months ended June 30, 2010 resulted primarily from legal costs related to our legal proceedings with Norit and Calgon described in Part II, Item 1 of this report which comprises approximately 70% of the overall general and administrative expense for the quarter. We expect legal fees to continue at the same level or increase in the third and fourth quarters as we prepare for the Norit arbitration later this year. With regard to the recent damage award in the Calgon lawsuit we do not expect to recognize income until payment is received from Calgon.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Direct research and development expenses increased by $146,000 and $149,000 or 79% and 38% for the three and six months ended June 30, 2010 as compared to 2009 as a result of increases in CC and RC activities. We anticipate that our future R&D expenses will grow in direct proportion to DOE-funded CO2 work and future RC activities we perform for the next several years.

We had net interest and other income of $1.8 million for both the three and six months ended June 30, 2010, as compared to $10,000 and $20,000, respectively from the same periods in 2009. During the 2010 periods, we recognized approximately $1.8 million related to the notes payable executed by NexGen, as discussed above, by which NexGen has paid us as a portion of the amounts required to maintain its 50% interest in Clean Coal. Such payments have been recorded as other income.

Our net operating loss includes our equity in the losses incurred by Carbon Solutions totaling $1.5 million and $2.7 million for the three and six months ended June 30, 2010, respectively. We expect to continue to report equity in loss to Carbon Solutions for the remainder of 2010 as commercial operations are initiated and other development activities continue this year.

The deferred income tax benefit for the six months ended June 30, 2010 represents our expected effective tax rate of approximately 33% for 2010, which is lower than the rate of 36% we recognized for the six months ended June 30, 2009. The change in effective rates is primarily the result of smaller impact of R&D tax credits for the six months ended June 30, 2010 as compared to the amount estimated for the six months ended June 30, 2009. Our income tax rate does not include any material amount of Section 45 tax credits from Clean Coal as those tax benefits will primarily be realized by the lessee under the RC facilities’ leases.

Liquidity and Capital Resources

Working Capital

Our principal source of liquidity is our existing working capital, our cash generated from the transactions described below and expected cash flow from our RC activities and other operations. We had cash and cash equivalents of $7.0 million and working capital excluding deferred revenue of approximately $5.7 million at June 30, 2010, compared to cash and cash equivalents of $1.5 million and working capital excluding deferred revenue of $3.6 million at December 31, 2009. The increase in cash and cash equivalents and adjusted working capital resulted primarily from the $2.0 million payment received for the exclusive licensing of technology to Arch Coal, $1.0 million for the sale of our Common Stock to Arch Coal in March 2010 which was approved by our Board of Directors, $9.0 million in prepaid rents related to the leases of Clean Coal’s RC facilities in June 2010 and $1.5 million in capital contributions by NexGen in Clean Coal less the $2.8 million in cash distributed by Clean Coal to NexGen.

Deferred revenues have increased from the deferral of a significant portion of the license fee paid by Arch Coal and the deferral of the advanced rents on the RC facility leases. We have long-term liabilities recorded for our deferred revenue, accrued warranty and other obligations of $6.9 million due to the inclusion of our deferred rent related to the lease of our RC facilities and indemnity costs related to the Norit legal proceedings of $11.4 million as of June 30, 2010. Our shareholders’ equity attributable to ADA is approximately $19.7 million as of June 30, 2010 compared to $24.3 million as of December 31, 2009. We believe our current working capital is sufficient to meet our operating needs and obligations in the coming year. As we look at future growth opportunities, our board has approved a shelf registration of up to 3.5 million shares as needed to fund such growth opportunities.

Since July 2009, Carbon Solutions has funded, through loans or equity contributions from ECP to Carbon Solutions, a majority of the legal expenses related to the Norit litigation. We do not currently have any accrued indemnity obligations to ECP, and we are unable to estimate the total amount of any future indemnity obligations to Carbon Solutions or ECP at this time. ECP has notified us that it believes such obligations include any losses it suffers due to its loss of potential customers and diminution in the value of its businesses, the costs and fees it will incur, and any damages it may suffer as a result of a new lawsuit Norit N.V. has filed against ECP in state court in New Jersey. Satisfaction of any indemnity obligations to ECP may be made via a decrease in our capital contributions (and corresponding increase in ECP’s capital contributions) in Carbon Solutions and adjustment of each party’s percentage ownership, however, we ultimately may be found to owe or agree to pay these amounts in cash or other consideration.

We may also require additional working capital to meet our 50% share of capital expenditures and working capital requirements of Clean Coal, although no material amounts are anticipated at this time and to pursue our other businesses. We expect, however, the continuing operations of the RC facilities to generate sufficient working capital to meet their operating needs.

We have made guaranties and undertaken other commitments of approximately $24.7 million related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded on our financial statements as we do not expect the guaranties and commitments to be called upon.

Clean Coal Related Items

Clean Coal, our 50% joint venture with NexGen, has placed two facilities to produce RC into service which have been leased to a third party as discussed above. Based on the amount of RC that we expect will be produced from the RC facilities, we expect to recognize after tax cash flows of approximately $9.0 million per year over the approximate 10-year period for which Section 45 tax credits are available. Historically, the utilities at which the facilities operate have used approximately 6.4 million tons of coal per year, which amount can vary based on several factors.

In order to satisfy a portion of the 2009 capital needs of Clean Coal, Clean Coal entered into a Loan Commitment Agreement with NexGen in October 2009, by which NexGen loaned Clean Coal $1.0 million. The note was paid in full prior to April 30, 2010.

Also in October 2009, we, NexGen and Clean Coal entered into a First Amendment to Purchase and Sale Agreement to amend the terms pursuant to which NexGen may retain its 50% interest in Clean Coal once Clean Coal qualifies its RC product for Section 45 tax credits. Under this First Amendment, NexGen may elect to retain its interest in Clean Coal by paying us up to $4.0 million (plus any accrued interest under the notes described below) as follows: (a) $1.8 million under NexGen’s two-year promissory notes issued to us in June 2010, plus (b) 25% of cash distributions (other than for income taxes) due to NexGen from Clean Coal. NexGen’s promissory notes are shown as notes receivable, bear interest at 5% per annum, are payable out of 35% of cash distributions to NexGen and secured by NexGen’s interest in Clean Coal. We expect to receive approximately $1.5 million under these notes within one year of issuance and the remaining balance in the following six months. We expect to receive approximately $3.0 million of the $4.0 million by June 30, 2011 and the remaining $1.0 million in the following year. We expect to report these amounts upon receipt as other income. NexGen is not obligated to make those payments, but if it does not do so, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount that it elects not to pay (including any election not to pay under any notes issued). Once it fails to make any one payment, it cannot reclaim its interest by making later payments. We are not required to refund any of the cash paid by NexGen.

Sale of Common Stock to Arch Coal

On March 23, 2010, under a subscription agreement with Arch Coal, we issued and sold to Arch Coal in a private placement an aggregate of 143,885 shares of our common stock at a purchase price of $6.95 per share for aggregate proceeds of $1.0 million. The per-share price was the closing sales price of our common stock as listed on the NASDAQ Capital Market on the day before we entered into the subscription agreement.

AC Facility Related Items

As noted above, Carbon Solutions is in the process of starting up an AC Facility, which has an estimated all-in, total cost for one production line capable of producing approximately 150 million pounds of AC per year, including related activities, of approximately $400 million. Red River has received a conditional commitment for up to $245 million from the DOE to guarantee a loan related to the construction of the AC Facility.

Our initial contribution to Carbon Solutions was valued by the parties at $18.4 million and we contributed an additional $7.1 million in cash in December 2008. As of June 30, 2010, ECP has contributed $157.6 million in cash to Carbon Solutions in the form of ordinary and preferred equity and made loans of $182.4 million in the form of secured demand notes.

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

Pursuant to an Amended and Restated Credit and Reimbursement Agreement among Red River, ECP and us dated as of September 2, 2009 and related documents (the “Carbon Solutions’ Credit Support Documents”), ECP may make loans to Red River from time to time. As of June 30, 2010, the principal balance of ECP’s loans to Red River totaled approximately $182.4 million. Such loans are evidenced by convertible demand promissory notes bearing interest at 12% per annum compounded quarterly. ECP may convert any outstanding amounts due under such notes to ordinary capital or preferred equity contributions in Carbon Solutions at any time at its option. The outstanding loans are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River.

As of June 30, 2010, ECP had outstanding preferred equity in Carbon Solutions totaling approximately $98.5 million. In the second and third quarter of 2009 and during the first fix six months of 2010, ECP converted some of its then outstanding preferred equity to ordinary capital contributions, resulting in dilution of our ownership interest in Carbon Solutions to 30.2% as of June 30, 2010. Because of such dilution, ECP elects three out of the four managers of the Board of Carbon Solutions and controls decisions of the Board. Our ownership interest in Carbon Solutions may be further diluted. We continue to have the right to participate in significant decisions subject to member approval so long as we continue to hold at least a 15% ownership interest. Member approval requires approval of members holding at least 75% of the ownership interests.

In addition to our indemnity obligations described above, we have given guaranties and undertaken other commitments of approximately $24.7 million related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded on our financial statements as we do not expect the guaranties and commitments to be called upon. Pursuant to the Carbon Solutions’ Credit Support Documents, Red River has agreed to reimburse us and ECP in the event we or they are required to make payments related to these guaranties and guaranties provided by ECP. Red River’s reimbursement obligations are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River. We assigned our rights under these agreements to ECP, and any amounts payable to us would be paid directly to ECP until ECP’s preferred equity in Carbon Solutions is fully redeemed or converted and all loans to Red River have been paid in full.

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of June 30, 2010 our trade receivables balance was $2.9 million which was offset by billings in excess of recognized income of $659,000 or a net of $2.2 million. Our trade receivables balance was lower at June 30, 2010 as compared to December 31, 2009 due to decreased sales of ACI systems and the nature and timing of our billing milestones for our ACI systems contracts.

Under our defined contribution and 401(k) pension plan, we match up to 7% of salary amounts deferred by employees in the plan and may contribute certain other amounts as determined annually by our Board of Directors. During the six months ended June 30, 2010 and 2009, we recognized $132,000 and $131,000, net of forfeitures, respectively, of matching expense. This expense is expected to amount to approximately $271,000 in 2010. Our matching contributions for 2010 have been and are expected to continue to be made in the form of shares of the Company’s common stock.

We have recorded net current deferred tax assets of $271,000 and long-term deferred tax assets of $10.5 million as of June 30, 2010 as compared to net deferred current tax liabilities of $271,000 and net long-term deferred tax assets of $6.8 million as of December 31, 2009. We believe that it is more likely than not that our deferred tax assets will be realized in the future. The change is a result of our loss for the six months ended June 30, 2010. Such amounts exclude any material amounts of Section 45 tax credits related to Clean Coal.

Cash flow provided by operations totaled $9.1 million for the first six months of 2010 compared to cash used of $1.0 million for the same period in 2009. The change in cash flow from operations in 2010 primarily resulted from an increase in deferred revenue of $9.3 million, increase in accrued liabilities of $4.6 million, which is primarily related to our indemnity costs, collection in trade receivables of $2.9 million and reduction of prepaid expenses totaling $619,000, which was offset by reduction of accounts payable of $592,000. These changes in our operating assets and liabilities primarily correspond to the recent activities in our RC segment and Arch Coal activities noted above. In addition, adjustments to reconcile our net loss of $6.5 million for non-cash operating activities, which included our equity loss from our unconsolidated entities of $2.8 million and an increase in non-cash gain of $1.8 million, which were partially offset by an increase in recorded deferred tax benefit of $3.7 million and change in non-controlling interests of $1.0 million.

Net cash used in investing activities was $3.2 million for the first six months of 2010 compared to $25.8 million for the same period in 2009. The cash used in 2010 was primarily due to capital expenditures related to our Clean Coal joint venture. The remaining cash used was made up of investments in short term paper and activities related to the development and formation of our investments in other entities. The cash used in 2009 was due to our deconsolidation of Carbon Solutions in the financial statements as a result of our joint venture partner converting a portion of its preferred equity contributions to ordinary capital contributions which represents $25.2 million of cash held in the deconsolidated subsidiary.

Net cash used in financing activities was $273,000 for the first six months of 2010 compared to $3,000 for the same period in 2009. Sources of funding include $1.5 million in equity contributions in our consolidated equity entity, Clean Coal, from NexGen, which is the non-controlling interest and the issuance of our stock for cash totaling $1.0 million through the sale of common stock to Arch Coal, offset by the distribution of $2.8 million by our consolidated entity, Clean Coal, to the non-controlling interest.

We have not paid dividends since inception. We currently have no plans for paying dividends in the foreseeable future.

Critical Accounting Policies and Estimates

Revenue Recognition – We follow the percentage of completion method of accounting for all significant contracts excluding government contracts, chemical sales, technology license and related royalties, and RC leases. The percentage of completion method of reporting income takes into account the estimated costs to complete and estimated gross margin for contracts in progress. We recognize revenue on government contracts generally based on the time and expenses incurred to date. We are recognizing revenue from the Arch Coal license over the estimated time for which Arch expects to recoup its investment in the technology and related royalties will be recognized when earned. RC base rents, which are fixed, are recognized over the life of the lease. Contingent rents are recognized as they are earned.

Significant estimates are used in preparation of our financial statements and include (1) our allowance for doubtful accounts, which is based on historical experience; (2) our warranty costs; (3) our expectation that it is more likely than not that our deferred tax assets will be realized in the future; (4) our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts; and (5) the period over which we estimate we will earn up front license and facilities rent payments. In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $676,000 on our consolidated balance sheets. Management believes the fair value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

Consolidation of Subsidiaries – Our equity partner in Carbon Solutions, ECP, contributed equity capital significantly in excess of our contributions during the twelve months ended December 31, 2009. We expect that our ownership percentage may be further diluted below the 30.2% at June 30, 2010 and that we will continue the recording of our interest under the equity method.

Our equity partner in Clean Coal, NexGen, must pay us up to $4 million to maintain its 50% interest in Clean Coal for which it has issued notes payable to us evidencing a portion of that amount as described above. Although we expect performance on these notes and remaining amounts due us, we believe our 50% interest constitutes control of Clean Coal and, therefore, have consolidated its accounts with ours.

We hold a 50% interest in CCSS. However, we control only two of the five seats on the board of managers and our equity partner controls the other three seats. Therefore, we believe our 50% interest does not constitute control of CCSS and we have recorded our interest under the equity method.

Recently Issued Accounting Policies

There were none issued which were material to our financial statements.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

Litigation with Norit Americas, Inc. and Norit N.V. As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and 2008, Quarterly Reports on Form 10-Q filed in 2009 and 2010 and Current Report on Form 8-K dated June 8, 2009, Norit, which is an AC manufacturer with whom we have previously done business, filed a lawsuit against us, ADA Environmental Solutions LLC, Carbon Solutions (formerly known as Crowfoot Development, LLC), Red River, Underwood Environmental Products, LLC, Morton Environmental Products, LLC and two employees of Carbon Solutions (who were former employees of Norit and who are now employees of Carbon Solutions ) (collectively the “ADA Defendants”) on August 4, 2008, asserting that the ADA Defendants have misappropriated Norit’s trade secrets related to AC manufacturing, and other claims. The original case, captioned Norit Americas, Inc. v. ADA-ES, Inc., ADA Environmental Solutions, LLC, John Rectenwald, Stephen D. Young, Crowfoot Development, LLC, Red River Environmental Products, LLC, Underwood Environmental Products, LLC, Morton Environmental Products, LLC f/k/a Bowman Environmental Products, LLC, Cause No. 08-0673, was filed in the 71st Judicial District Court for Harrison County, Texas. Norit is seeking monetary damages under various legal theories, attorney fees, and injunctive relief to prevent us or any related entity or third party from using Norit’s alleged trade secrets or other Norit intellectual property related to AC manufacturing. We are vigorously defending against Norit’s claims, which management believes are without merit. Also as previously reported, after more than a year of litigation in Texas and the filing of cross motions to compel arbitration of all or some of the claims pending between the parties, the parties agreed to resolve all claims between them in an arbitration currently pending in Atlanta Georgia before a panel of three arbitrators under the rules of the American Arbitration Association. The ADA Defendants and Norit filed statements of claims in the arbitration which added additional claims against each other arising out of their former relationship and the matter is now scheduled to be heard by the arbitration panel in October of 2010.

As also previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, in December, 2009, Norit N.V., the Dutch parent of Norit, filed a petition with the Almelo District Court in Holland requesting that the court conduct preliminary witness examinations into possible breaches of a confidentiality agreement we signed with Norit N.V. in 2005 as part of due diligence for a potential acquisition of Norit’s carbon business. These alleged breaches of the 2005 confidentiality agreement are also the subject of the arbitration in Atlanta and so it is our position that the petition in Holland is a duplicative matter, in addition to being groundless. The petition, which is a pre-litigation procedure in Holland designed to determine if there is a basis to bring a claim, does not require any direct response by us and is currently pending before the Dutch court, which has indicated it will take witness statements in Holland in September. We are currently attempting to determine if the Dutch court has been properly advised by Norit N.V. of the pending arbitration in Atlanta and is otherwise requesting further information regarding this matter from Norit N.V. and the Dutch court.

Litigation with Calgon Carbon Corporation. As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and Quarterly Reports on Form 10-Q filed in 2009 and 2010, on September 29, 2008, Calgon filed a declaratory judgment action against us in the United States District Court for the Western District of Pennsylvania. The case, captioned Calgon Carbon Corporation v. ADA-ES, Inc., concerns a March 20, 2007 Memorandum of Understanding (“MOU”) between Calgon and us providing that the parties would jointly market AC to the power industry, with Calgon supplying the AC and the Company leading the sales effort. The MOU provided that Calgon would pay us a commission on all sales of Calgon-produced AC resulting from the joint marketing effort. During the period the MOU was in place, our efforts resulted in Calgon’s AC undergoing testing, qualification and acceptance by various customers including Midwest Generation, an Illinois power company, to whom an AC supply bid was submitted during the term of the MOU. We believe this bid resulted in an award of a minimum $55 million AC contract for Calgon and pursuant to the MOU we counterclaimed for a commission due under the MOU. After a seven day jury trial in July 2010 in Pittsburgh, Pennsylvania, the jury awarded us $12.0 million on its breach of contract claim for commissions, comprised of $3.0 million for sales to date by Calgon and $9.0 million as the net present value of commission due to us for future sales by Calgon to Midwest Generation. Calgon has publicly stated that it will appeal the verdict, but we believe strongly that our jury award of commissions will be affirmed.

Item 6.	Exhibits

10.71**	Development and License Agreement with Arch Coal, Inc. dated June 25, 2010.

10.72**	Equipment Lease between AEC-NM, LLC and GS RC Investments LLC dated June 29, 2010.

10.73**	Equipment Lease between AEC-TH, LLC and GS RC Investments LLC dated June 29, 2010.

10.74	Technology Sublicense Agreement between ADA-ES, Inc., Clean Coal Solutions, LLC and GS RC Investments LLC dated June 29, 2010.

10.75	ADA-ES, Inc. Guaranty for the benefit of GS RC Investments LLC dated June 29, 2010.

10.76**	Agreement to Lease between Clean Coal Solutions, LLC, AEC-NM, LLC, AEC-TH, LLC, and GS RC Investments LLC dated June 29, 2010.

10.77	Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated October 30, 2009.

10.78	Refined Coal Activities Supplemental Compensation Plan for Employees, Contractors and Consultants of ADA-ES, Inc.

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc.
Registrant

Date: August 16, 2010	/S/ MICHAEL D. DURHAM
Michael D. Durham
President and Chief Executive Officer

Date: August 16, 2010	/S/ MARK H. MCKINNIES
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

10.71**	Development and License Agreement with Arch Coal, Inc. dated June 25, 2010.

10.72**	Equipment Lease between AEC-NM, LLC and GS RC Investments LLC dated June 29, 2010.

10.73**	Equipment Lease between AEC-TH, LLC and GS RC Investments LLC dated June 29, 2010.

10.74	Technology Sublicense Agreement between ADA-ES, Inc., Clean Coal Solutions, LLC and GS RC Investments LLC dated June 29, 2010.

10.75	ADA-ES, Inc. Guaranty for the benefit of GS RC Investments LLC dated June 29, 2010.

10.76**	Agreement to Lease between Clean Coal Solutions, LLC, AEC-NM, LLC, AEC-TH, LLC, and GS RC Investments LLC dated June 29, 2010.

10.77	Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated October 30, 2009.

10.78	Refined Coal Activities Supplemental Compensation Plan for Employees, Contractors and Consultants of ADA-ES, Inc.

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.