Form 10-Q
period 2010-09-30
ADA-ES INC
filed 2010-11-12
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, no par value	7,496,992

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,992	$1,456
Trade receivables, net of allowance for doubtful accounts	7,140	5,812
Notes receivable	1,768	0
Certificates of deposit	505	400
Assets held for sale	0	1,987
Prepaid expenses and other	867	1,182

Total current assets	13,272	10,837

PROPERTY AND EQUIPMENT, at cost	7,725	3,100
Less accumulated depreciation and amortization	(3,016)	(2,252)

Net property and equipment	4,709	848

GOODWILL, net of amortization	435	435
INTANGIBLE ASSETS, net of amortization	249	229
INVESTMENT IN UNCONSOLIDATED ENTITIES	16,921	21,776
DEFERRED TAXES AND OTHER ASSETS	14,245	6,842

TOTAL ASSETS	$49,831	$40,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,442	$5,312
Accrued payroll and related liabilities	638	578
Deferred revenue, current	4,813	1,452
Accrued expenses and other liabilities	282	1,306

Total current liabilities	9,175	8,648

LONG-TERM LIABILITIES:
Accrued liabilities	19,922	6,822
Deferred revenue, accrued warranty and other	6,390	1,146

Total liabilities	35,487	16,616

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
ADA-ES, Inc. stockholders’ equity
Preferred stock: 50,000,000 shares authorized, none outstanding	0	0
Common stock: no par value, 50,000,000 shares authorized, 7,481,718 and 7,093,931 shares issued and outstanding, respectively	39,151	37,000
Accumulated deficit	(25,101)	(12,748)

Total ADA-ES, Inc. stockholders’ equity	14,050	24,252
Non-controlling interest	294	99

TOTAL STOCKHOLDERS’ EQUITY	14,344	24,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,831	$40,967

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Emissions control	$2,551	$3,056	$7,215	$12,242
CO2 capture	467	525	1,607	1,068
Refined coal	4,491	154	4,491	154

Total revenues	7,509	3,735	13,313	13,464

COST OF REVENUES:
Emissions control	1,334	1,913	4,355	7,240
CO2 capture	191	284	599	543
Refined coal	158	339	1,170	520

Total cost of revenues	1,683	2,536	6,124	8,303

GROSS MARGIN	5,826	1,199	7,189	5,161

OTHER COSTS AND EXPENSES:
General and administrative	10,470	7,920	21,225	13,483
Research and development	258	175	639	565
Depreciation and amortization	300	140	839	417

Total expenses	11,028	8,235	22,703	14,465

OPERATING LOSS	(5,202)	(7,036)	(15,514)	(9,304)

OTHER INCOME (EXPENSE):
Interest and other income	200	5	2,010	25
Equity in loss from unconsolidated entities (see Note 2)	(2,389)	(1,473)	(5,138)	(2,752)

Total other income (expense)	(2,189)	(1,468)	(3,128)	(2,727)

LOSS BEFORE INCOME TAX PROVISION AND NON-CONTROLLING INTEREST	(7,391)	(8,504)	(18,642)	(12,031)

INCOME TAX BENEFIT	3,489	3,033	7,189	4,311

NET LOSS BEFORE NON-CONTROLLING INTEREST	(3,902)	(5,471)	(11,453)	(7,720)

Net (income) loss attributable to non-controlling interest	(1,921)	156	(900)	232

NET LOSS ATTRIBUTABLE TO ADA-ES	$(5,823)	$(5,315)	$(12,353)	$(7,488)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED ATTRIBUTABLE TO ADA-ES	$(0.78)	$(0.76)	$(1.68)	$(1.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,455	7,021	7,359	6,940

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,455	7,021	7,359	6,940

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2010 and 2009

(Amounts in thousands, except share data)

(Unaudited)

	COMMON STOCK		(ACCUMULATED DEFICIT)	TOTAL ADA-ES, INC. STOCKHOLDERS’ EQUITY	NON- CONTROLLING INTEREST	TOTAL EQUITY
	SHARES	AMOUNT
BALANCES, January 1, 2009	6,755,932	$35,812	$(3,977)	$31,835	$25,152	$56,987
Stock-based compensation	242,996	846	0	846	0	846
Issuance of stock on exercise of options	1,250	4	0	4	0	4
Issuance of Stock to 401(k) plan	44,337	147	0	147	0	147
Capital contribution	0	0	0	0	121	121
Deconsolidation of Carbon Solutions	0	0	0	0	(25,059)	(25,059)
Expense of stock registration	0	(12)	0	(12)	0	(12)
Net loss	0	0	(7,488)	(7,488)	(232)	(7,720)

BALANCES, September 30, 2009	7,044,515	$36,797	$(11,465)	$25,332	$(18)	$25,314

BALANCES, January 1, 2010	7,093,931	$37,000	$(12,748)	$24,252	$99	$24,351
Stock-based compensation	208,052	958	0	958	0	958
Issuance of stock on exercise of options	2,250	6	0	6	0	6
Issuance of stock to 401(k) plan	33,600	213	0	213	0	213
Issuance of stock for cash	143,885	1,000	0	1,000	0	1,000
Expense of stock issuance and registration	0	(26)	0	(26)	0	(26)
Equity contributions	0	0	0	0	2,089	2,089
Distributions	0	0	0	0	(2,794)	(2,794)
Net (loss) income	0	0	(12,353)	(12,353)	900	(11,453)

BALANCES, September 30, 2010	7,481,718	$39,151	$(25,101)	$14,050	$294	$14,344

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,353)	$(7,488)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	859	415
Loss on asset dispositions and securities	0	21
Deferred tax benefit	(7,188)	(4,311)
Expenses paid with stock and stock options	1,171	993
Equity in net loss from unconsolidated entities	5,138	2,752
Non-cash gain from joint venture partner	(1,768)	0
Non-controlling interest in net income (loss) of subsidiary	900	(232)
Changes in operating assets and liabilities:
Trade receivables, net	(1,328)	270
Prepaid expenses and other	100	(419)
Accounts payable	(1,870)	979
Accrued payroll and related liabilities	60	(326)
Deferred revenue	8,196	(543)
Accrued liabilities	13,100	5,826
Other liabilities	(615)	504

Net cash provided by (used in) by operating activities	4,402	(1,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment and other assets	(2,753)	(384)
Cash balance held in deconsolidated subsidiary	0	(25,171)
Equity contributions to unconsolidated entity	(283)	0
Investment in certificate of deposit	(105)	(400)

Net cash used in investing activities	(3,141)	(25,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity investments in joint venture by non-controlling interest	2,089	121
Distributions by joint venture to non-controlling interest	(2,794)	0
Exercise of stock options and issuance of common stock	1,006	4
Stock issuance and registration costs	(26)	(12)

Net cash provided by financing activities	275	113

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,536	(27,401)

CASH AND CASH EQUIVALENTS, beginning of period	1,456	28,201

CASH AND CASH EQUIVALENTS, end of period	$2,992	$800

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW FINANCING ACTIVITIES:

Stock and stock options issued for services	$1,171	$993

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

(1)	Basis of Presentation

ADA-ES, Inc. (“ADA”), its wholly-owned subsidiary, ADA Environmental Solutions, LLC (“ADA LLC”) and ADA’s 50% joint venture interest in Clean Coal Solutions, LLC and its subsidiaries (“Clean Coal”), are collectively referred to as the “Company”. The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning utility industry. The Company generates a substantial part of its revenue from the sale of emissions control systems including Activated Carbon Injection (“ACI”) systems, contracts co-funded by the government and industry and development and sale of technology, services and equipment for the refined coal (“RC”) market. The Company’s sales occur principally throughout the United States.

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

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

(2)	Equity Investment in Unconsolidated Entities

ADA Carbon Solutions

On October 1, 2008, the Company entered into a Joint Development Agreement (“JDA”) and formed a joint venture with Energy Capital Partners I, LP and its affiliated funds (“ECP”) known as ADA Carbon Solutions, LLC (“Carbon Solutions”) at which time ADA controlled Carbon Solutions through its 50% interest and previously consolidated Carbon Solutions with the accounts of ADA. As of June 30, 2009, the Company deconsolidated Carbon Solutions as the Company no longer held a controlling 50% interest in Carbon Solutions as the Company’s joint venture partner converted a portion of its preferred equity contribution to ordinary capital contributions as of that date. Additional preferred equity contributions have been converted since that time and accordingly, the Company’s interest has been decreased to 28.7% which represents the Company’s interest as of September 30, 2010. Carbon Solutions includes its wholly-owned subsidiaries, which include Red River Environmental Products, LLC (“Red River”) for which the Company provides guarantees as described in Note 9 as well as other subsidiaries. The Company’s net investment of $16.6 million as of September 30, 2010 in Carbon Solutions is accounted for under the equity method of accounting. Accordingly, the Company’s equity in the net loss of Carbon Solutions for the three and nine months ended September 30, 2010 has been recognized in other income (expense) in the consolidated statement of operations and the Company’s investment in Carbon Solutions has been reduced by the Company’s respective share of such loss. Carbon Solutions is principally engaged in development activities related to its activated carbon (“AC”) business and construction and operation of an AC manufacturing facility (the “AC Facility”).

The Company provides certain services to Carbon Solutions under a Master Services Agreement (“MSA”). Sales and other revenues under the MSA totaled $60,000 and $250,000 for the three and nine months ended September 30, 2010, respectively, which amounts are included in emissions control revenues in the accompanying consolidated statement of operations. At September 30, 2010, $51,000 was due from Carbon Solutions, which amount is included in the Company’s consolidated balance sheet in trade receivables.

Under the terms of the JDA, the Company is required to indemnify ECP and Carbon Solutions for certain damages and expenses they incur with respect to the Company’s litigation and arbitration with Norit Americas, Inc. (“Norit”) described in Part II, Item 1. As of September 30, 2010, the Company has recorded a liability to Carbon Solutions of approximately $19.9 million related to such expenses of Carbon Solutions. These amounts have been classified as non-current liabilities as the Company expects to satisfy the obligation through resources not involving current assets.

Following are summarized information as to assets, liabilities and results of operations of Carbon Solutions:

	As of September 30, 2010	As of December 31, 2009
	(In thousands)
Current assets	$42,200	$29,029
Property, equipment and other long term assets	324,582	230,588

Total assets	$366,782	$259,617

Total liabilities	$212,230	$95,680

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(In thousands)
Net revenue	$4,682	$14,707
Net loss	$(8,471)	$(17,011)

Clean Coal Solutions Services

On January 20, 2010, the Company, together with Clean Coal, formed Clean Coal Solutions Services, LLC (“CCSS”) for the purpose of operating the RC facilities leased to a third party. The Company has a 50% ownership interest in CCSS (but does not control it) and the Company’s investment of $330,000 as of September 30, 2010 includes its share of CCSS income since its formation which has been accounted for under the equity method of accounting.

Following are summarized information as to assets, liabilities and results of operations of CCSS:

As of September 30, 2010
(In thousands)
Current assets	$877
Property, equipment and other long term assets	394

Total assets	$1,271

Total liabilities	$621

Nine Months Ended September 30, 2010
(In thousands)
Net revenue	$1,099
Net income	$93

(3)	Notes Receivable

NexGen Refined Coal, LLC (“NexGen”), the Company’s partner in Clean Coal, is required to pay the Company up to $4 million in order to maintain its 50% interest in Clean Coal. In June 2010, NexGen executed notes payable to the Company for approximately $1.8 million with a due date of June 2012. Prior to that date, the Company expects to receive payments from NexGen based upon a portion of cash distributed to NexGen from Clean Coal, with a portion of that amount to be applied as payment on the notes and any additional amounts to be applied to the remainder of the total $4 million expected to be paid by NexGen. The notes and remaining balance are accruing interest at the rate of 5% per annum.

Payments on the principal amount of the notes are expected to be received by the Company within the period ending September 30, 2011. During the second quarter of 2010, the Company recognized a non-operating gain of $1.8 million as a result of these notes, which is included in interest and other income on the consolidated statement of operations.

(4)	Deferred Revenue

Deferred Revenue consists of (1) billing in excess of costs and earnings on incomplete contracts; (2) unearned revenues on licensing of the Company’s intellectual property (as discussed further below); and (3) deferred rent revenue related to Clean Coal’s lease agreements in which it recently leased its RC facilities (also as discussed further below).

In June 2010, the Company entered into a Development and License Agreement with Arch Coal, Inc. (“Arch Coal”) in which the Company licensed, on an exclusive non-transferable basis, the use of certain of its technology to enhance coal by the application of additives and received a non-refundable license fee of $2 million in cash. The Company expects to recognize these revenues as the technology is further evaluated and developed and the licensee realizes the benefits of the technology. The Company expects to sell certain chemical additives to the licensee which is expected to enhance the licensee’s coal. Future revenues which are expected to be recognized in the near term are included in current deferred revenues and those revenues expected to be recognized subsequent to September 30, 2011 are included in deferred revenue, accrued warranty and other. A summary of expected revenue recognition is as follows:

12-months ending September 30,	Expected revenue recognition
(In thousands)
2011	$1,332
2012	335

Total	$1,667

In June 2010, Clean Coal executed agreements to lease its RC facilities. These agreements provided for, among other things, a “prepaid rent payment” of $9 million for both leases that was made before June 30, 2010.

Thus far in 2010, the Company has received $4.4 million in total rent revenues of which $900,000 was from the prepaid rent payment. Future revenues expected to be recognized with respect to the prepaid rent paid by the lessee are included in deferred revenues for the current period and in deferred revenues, accrued warranty and other for the long-term period, and are as follows:

12-months ending September 30,	Expected revenue recognition
(In thousands)
2011	$3,600
2012	3,600
2013	900

Total	$8,100

(5)	Net Loss Per Share

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion would be anti-dilutive.

All outstanding stock options (See Note 7) to purchase shares of Common Stock for the three and nine months ended September 30, 2010 and 2009 were excluded from the calculation of diluted shares as their effect is anti-dilutive.

(6)	Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in years	As of September 30, 2010	As of December 31, 2009
		(In thousands)
Machinery and equipment	3-10	$6,967	$2,346
Leasehold improvements	2	508	504
Furniture and fixtures	3-7	250	250

		7,725	3,100

Less accumulated depreciation and amortization		(3,016)	(2,252)

Total property and equipment, net		$4,709	$848

At December 31, 2009, $1,987,000 of accumulated costs, net of related depreciation, on the Company’s RC facilities was classified as assets held for sale in anticipation of a sale of such equipment. This equipment was subsequently leased in June 2010 and reclassified as machinery and equipment as of June 30, 2010.

Depreciation and amortization of property and equipment for the nine months ended September 30, 2010 and 2009 was $859,000 and $407,000, respectively.

(7)	Share Based Compensation

Since 2003, the Company has had several stock and option plans, in addition to the Amended and Restated 2007 Equity Incentive Plan dated as of August 31, 2010 (the “2007 Plan”) and the ADA-ES, Inc. Profit Sharing Retirement Plan, which is a plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) described below. These plans allow the Company to issue stock or options for shares of Common Stock to employees, Board of Directors and non-employees.

Following is a table summarizing the stock option activity for the nine months ended September 30, 2010:

	Director & Employee Options	Non- Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2010	270,265	9,000	$10.23
Granted	0	0	0.00
Exercised	(2,250)	0	(2.80)
Forfeited	(14,495)	0	(13.80)

OPTIONS OUTSTANDING, September 30, 2010	253,520	9,000	$10.10

OPTIONS EXERCISABLE, September 30, 2010	253,520	9,000	$10.10

The aggregate intrinsic value of options exercisable at September 30, 2010 was a loss of $1.4 million based on a market price of $4.80 as of September 30, 2010.

Stock options outstanding at September 30, 2010 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$2.80	8,165	$2.80	3.1
$8.60 - $10.00	183,343	$8.64	5.1
$13.80 - $15.20	71,012	$14.68	3.3

	262,520	$10.10	4.5

No stock options were granted and/or vested during the three or nine months ended September 30, 2010.

Although the Company adopted the 2007 Plan in 2007, it was further amended and restated as of August 31, 2010 to make non-material changes to assure Internal Revenue Code Section 409A compliance and to increase the non-management director annual grant limit to 15,000 shares of Common Stock from 10,000 shares. The 2007 Plan authorizes the issuance to employees, directors and non-employees of up to 745,779 shares of Common Stock, either as restricted stock grants or to underlie options to purchase shares of the Company’s Common Stock.

A summary of the status of the non-vested shares as of September 30, 2010 is presented below:

Non-vested Shares	Shares
Non-vested at January 1, 2010	116,313
Granted	25,125
Vested	(5,913)
Forfeited	(1,905)

Non-vested at September 30, 2010	133,620

As of September 30, 2010, there was $230,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. This cost is expected to be recognized over a five year period.

In 2009, the Company revised its 401(k) Plan. The revision permits the Company to issue shares of its Common Stock to employees to satisfy its obligation to match employee contributions under the terms of the Plan in lieu of matching contributions in cash. The Company reserved 300,000 shares of its Common Stock for this purpose. The value of Common Stock issued as matching contributions under the Plan is determined based on the per share market value of our Common Stock on the date of issuance.

Following is a table summarizing the activity under various stock issuance plans for the nine months ended September 30, 2010:

Stock Issuance Plans
	2007 Plan	401(k) Plan	Other Stock Plans
Balance available, January 1, 2010	301,032	228,900	19,065
Restricted stock issued to new, anniversary and executive employees	(25,125)	0	0
Restricted stock repurchased	1,905	0	0
Stock issued based on incentive and matching programs to employees	(51,345)	(33,600)	0
Stock issued to executives, directors and non- employees	(126,487)	0	(7,000)

Balance available, September 30, 2010	99,980	195,300	12,065

Expense recognized under the different plans
Three months ended, September 30, 2010	$227,000	$73,000	$0

Nine months ended, September 30, 2010	$917,000	$213,000	$41,000

(8)	Stockholders’ Equity

On March 23, 2010, the Company pursuant to certain agreements issued 143,885 shares of its Common Stock to Arch Coal and received proceeds, net of issuance costs, totaling $993,000. The Company has filed a registration statement, which was effective September 1, 2010, to register these shares in accordance with provisions of the registration rights agreement which was executed at the time of the stock subscription agreement.

For the periods ended September 30, 2010 and 2009, the non-controlling interest portion of stockholders’ equity includes a non-controlling interest and deficit related to Clean Coal.

(9)	Commitments and Contingencies

Under certain contracts to supply ACI systems, the Company may grant performance guaranties to the owner of the systems that guarantee the performance of the associated equipment for a specified period. The Company may also guarantee the achievement of a certain level of mercury removal based upon the injection of a specified quantity of a qualified AC at a specified rate given other plant operating conditions. In the event the equipment fails to perform as specified, the Company is obligated to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company may have a “make right” obligation within the contract limits. The Company assesses the risks inherent in each applicable contract and accrues an estimate that is based on costs incurred over the performance period of the contract. Such costs are included in the Company’s accrued warranty and other liabilities in the accompanying consolidated balance sheets. Any warranty costs paid out in the future will be charged against the accrual. The adequacy of warranty accrual balances is assessed at least quarterly based on current facts and circumstances and adjustments are made as needed. The change in the carrying amount for the Company’s equipment warranties and performance guaranties follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Beginning Balance	$630	$599	$604	$546
Warranties and guaranties accrued	13	43	70	101
Expenses paid	(3)	(27)	(34)	(32)

Ending Balance	$640	$615	$640	$615

At September 30, 2010, the Company had a standby letter of credit for $105,000 related to an installation of an ACI system. This commitment was not recorded on the Company’s consolidated balance sheet as the Company does not expect the funds to be called upon under the letter of credit.

Carbon Solutions

In 2008, the Company made certain guaranties and undertook other obligations related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded on the Company’s consolidated balance sheet as the Company does not expect such guaranties and obligations to be called upon.

Summaries of the guaranties and obligations related to Carbon Solutions as of September 30, 2010 are as follows:

As of September 30, 2010
(In thousands)
AC Facility construction contract[1]	$14,800
Equipment contracts[2]	6,500
Sales contract A guarantee[3]	10,000
Sales contract B guarantee[4]	1,000

Total guaranties and obligations	$32,300

[1]

The Company has guaranteed all amounts owed by Red River under its $243.6 million construction contract for the AC Facility. The amount shown is the approximate remaining obligation under the contract. Red River can terminate this contract at any time and would be liable for certain items.

[2]

Red River entered into four contracts with an independent equipment supplier for the purchase of certain equipment. A parent guaranty is applicable to both the Company and our partner in the joint venture. The amount shown is the approximate remaining obligation remaining under these contracts. Red River may terminate these contracts at any time and would be liable for certain items.

[3]

The Company has also guaranteed the obligations of Red River under an amended sales contract with another major utility. Both parties are entitled to require specific performance of the other in limited circumstances when the cover remedies prove inadequate. No later than five business days after the third party debt financing portion for the AC Facility is obtained, each party is obligated to deliver to the other a $10 million standby, unconditional, irrevocable letter of credit to secure the obligations to the other party in the event of default.

[4]

The Company has also guaranteed the obligations of Red River under an amended sales contract with a different major utility. The guaranty is effective until Red River has fulfilled its contractual obligations, which is estimated to occur in the second quarter of 2012, and may be terminated earlier based on Red River’s financial position or the credit rating of its debt financing for the AC Facility. This is the Company’s maximum aggregate liability under the guaranty.

Under the terms of the JDA, the Company is required to indemnify ECP and Carbon Solutions for certain damages and expenses they incur with respect to the Company’s litigation and arbitration with Norit described in Part II, Item 1. As of September 30, 2010, the Company has recorded a liability to Carbon Solutions of approximately $19.9 million related to such damages and expenses recorded by Carbon Solutions. These amounts have been classified as non-current liabilities as the Company expects to satisfy the obligation through resources not involving current assets.

Clean Coal

The Company also has certain obligations in connection with the obligations of Clean Coal. Summaries of the guaranties and obligations related to Clean Coal as of September 30, 2010 are as follows:

The Company, NexGen and two entities affiliated with NexGen have provided the lessee of its RC facilities with joint and several guaranties (the “CCS Party Guaranties”) guaranteeing all payments and performance due under the related transaction agreements. We also entered into a contribution agreement with NexGen under which any party called upon to pay on a CCS Party Guaranty is entitled to receive contribution from the other party equal to 50% of the amount paid.

The parent of the lessee in the RC facilities lease transactions has provided Clean Coal with a guaranty as to the payment only of all the initial term fixed rent payments and the renewal term fixed rent payments under the related leases, which, although terminable at any time, cannot be terminated without the substitution of such guaranty with another guaranty on similar terms from a creditworthy guarantor.

(10)	Business Segment Information

The following information relates to the Company’s three reportable segments: Emissions control (“EC”), CO2 capture (“CC”) and Refined coal (“RC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
REVENUE:
EC	$2,551	$3,056	$7,215	$12,242
CC	467	525	1,607	1,068
RC	4,491	154	4,491	154

Total	$7,509	$3,735	$13,313	$13,464

SEGMENT PROFIT (LOSS):
EC	$758	$894	$1,749	$4,172
CC	259	165	927	367
RC	4,146	(466)	2,613	(682)

Total	$5,163	$593	$5,289	$3,857

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Total segment profit	$5,163	$593	$5,289	$3,857
Non-allocated general and administrative expenses	(10,065)	(7,489)	(19,964)	(12,744)
Depreciation and amortization	(300)	(140)	(839)	(417)
Interest and other income	200	5	2,010	25
Equity in loss in non-consolidated entities	(2,389)	(1,473)	(5,138)	(2,752)
Income tax benefit	3,489	3,033	7,189	4,311
Net (income) loss attributable to non-controlling interest	(1,921)	156	(900)	232

Net loss	$(5,823)	$(5,315)	$(12,353)	$(7,488)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words or phrases such as “anticipate,” “assume,” “believe,” “hope,” “expect,” “intend,” “plan,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	when Maximum Achievable Control Technology (“MACT”)-based mercury and other regulations or pollution control requirements will be promulgated and/or legislation impacting our business will be enacted and become effective and the scope and impact of such regulations or legislation;

(b)	expected long-term growth in our target markets;

(c)	expected growth in the power industry’s interest in and funding for carbon dioxide (“CO2”) capture projects;

(d)	continued funding by Congress of our Department of Energy (“DOE”) CO2 projects, including industry cost share of such projects;

(e)	impact of the rejection of permits for new coal-fired power plants by state officials;

(f)	the effectiveness of our technologies;

(g)	the timing of awards of, and work under, our contracts and their value;

(h)	expected production levels at our two Refined Coal (“RC”) facilities owned by Clean Coal Solutions, LLC (“Clean Coal”) and leased to a third party;

(i)	the continued availability and qualification for Section 45 credits of the RC produced at the two RC facilities;

(j)	possible changes in the level of our ownership of ADA Carbon Solutions, LLC (“Carbon Solutions”), our joint venture with Energy Capital Partners I, LP and its affiliated funds (“ECP”);

(k)	the expected costs, capacity of, funding of and anticipated sales levels at the activated carbon (“AC”) facility built by Red River Environmental Products, LLC (“Red River”) in Coushatta, Red River Parish, Louisiana (the “AC Facility”);

(l)	the willingness and ability of ECP to continue to fund the final construction costs and operations of the AC Facility and legal expenses relating to the arbitration with Norit Americas, Inc. (“Norit”) through contributions and loans to Carbon Solutions and its subsidiaries;

(m)	timing and amounts of or changes in future revenues, funding for our business, margins, expenses, tax rate, cash flow, working capital, liquidity and other financial measures;

(n)	impact of pending legal actions and appeals, including the costs thereof and our indemnity obligations to Carbon Solutions and ECP; and

(o)	the materiality of any future adjustments to previously recorded revenue as a result of DOE audits.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, lack of working capital to operate our businesses, pay ongoing legal expenses and satisfy our obligations relating to the Norit legal proceedings; timing of new and pending regulations and any legal challenges to them; the government’s failure to enact legislation, promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, prices, economic conditions and market demand; negative outcomes in our legal proceedings; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address expected growth in our target markets; loss of key personnel; failure to satisfy performance guaranties; risks related to Carbon Solutions, including the willingness and ability of ECP to continue to fund costs of operating Carbon Solutions pending receipt of additional financing; ECP’s conversion of outstanding loans to Red River or preferred equity to ordinary capital contributions in Carbon Solutions; demand by ECP of payment on its loans to Red River or our indemnity obligations to it or Carbon Solutions; ECP’s control of Carbon Solutions and potential further dilution of our interest; failure to satisfy conditions in our existing agreements; inability of Carbon Solutions to close acceptable debt financing or off-take agreements with respect to the AC Facility in a timely manner; inability of Carbon Solutions to obtain necessary permits for its mining operations or for new AC production facilities; inability of Carbon Solutions to respond to the expected increase in demand for AC through the construction of additional AC facilities or our inability to participate in such projects due to lack of funds or otherwise; the failure of the facilities leased by Clean Coal to continue to produce coal that qualifies for Internal Revenue Service (“IRS”) Section 45 tax credits; termination of the leases of such facilities; decreases in the production of RC by the lessees of Clean Coal’s RC facilities; plant outages; seasonality; failure of Congress to extend the Section 45 tax credit placed-in-service date; availability of raw materials and equipment for our businesses; our inability to realize our deferred tax assets; failure of Calgon Carbon Corporation (“Calgon”) to pay the judgment recently awarded to us and its appeal of such judgment; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our Annual Report on Form 10-K. You are

cautioned not to place undue reliance on the forward-looking statements made in this report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

We develop, offer and implement proprietary environmental technology and market specialty chemicals to the coal-burning electric utility industry, to the Portland cement industry and to industrial boiler operators. Beginning this year, we have changed our segment reporting structure to better reflect the way we manage and measure the performance of our business. We have three operating segments: EC (emissions control); CC (CO2 capture) and RC (refined coal). The EC segment includes the supply of emissions control systems including powdered activated carbon injection (“ACI”) systems, acid gas mitigation systems and the sale of specialty chemicals, equipment and services for flue gas conditioning projects, the licensing of certain technology, consulting services related to such matters and other applications. The CC segment includes projects relating to the CO2 capture and control market, including projects co-funded by government agencies, such as the DOE. The RC segment includes revenues from the leasing of two facilities and the development and sale of technology, services and equipment for the RC market.

We conduct research and development efforts in CO2 capture and control from coal-fired boilers. On September 30, 2010, we signed our second significant contract related to CO2 capture with the DOE, which is scheduled to continue through the end of 2014. We are marketing our RC technology, services and equipment through our 50% interest in our Clean Coal joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation. We currently own two RC facilities through Clean Coal which leases them through its subsidiaries to a subsidiary of a major financial institution. The two RC facilities are operated by Clean Coal Solutions Services, LLC (“CCSS”), a Colorado limited liability company owned 50% by us and 50% by NexGen. In addition, the Carbon Solutions joint venture, of which we owned 28.7% as of September 30, 2010, has commenced commercial operations at its newly constructed AC Facility whose production is focused primarily for emissions control applications related to mercury emissions from coal burning utilities. References to Carbon Solutions include its wholly-owned subsidiaries including Red River and Crowfoot Supply Company, LLC (“Crowfoot Supply”).

Emissions Control

Environmental Legislation and Regulations

Mercury has been identified as a toxic substance and, pursuant to a court order, the U.S. Environmental Protection Agency (“EPA”) issued regulations for its control in March 2005, which were known as the “Clean Air Mercury Rule” or “CAMR.” CAMR has been subject to significant challenges since it was issued and was ultimately declared invalid. Most recently, in April 2010, the U.S. District Court of Appeals of the District of Columbia approved the consent agreement reached last year between EPA and a coalition of public health and environmental groups that sued in 2008 to force the agency to set tighter emission limits. That settlement requires EPA to issue a draft rule requiring strict plant-specific controls for power plants’ toxic air pollutants by March 16, 2011, and a final rule no later than November 16, 2011. These rules are expected to establish a Maximum Achievable Control Technology (“MACT”)-based hazardous pollutant regulation, which will include control of mercury from power plants, organics and volatile metals such as arsenic, selenium and acid gases such as hydrogen chloride (“HCI”) and potentially other Hazardous Air Pollutants (“NESHAP”) such as dioxins and furans. The MACT standard is expected to be based upon the best-performing 12% of the power plants and will likely only allow minimal averaging or trading. Although we believe the schedule for issuance of the draft and final rule is achievable, some delay in issuing the final MACT standard is likely, in our view, given the current political and economic climate and the one month delay granted on the industrial boiler MACT rule. We estimate that based on the performance of ACI systems recently installed, and the co-benefits achieved from controls for sulfur dioxide and nitrogen oxides, the MACT standard for mercury will require between 90 and 95% overall mercury capture from utility boilers.

Pending the EPA’s issuance of final rules, a lack of clear mercury emission regulations has led to uncertainty among independent power producers and utilities as to what will be required of them as far as mercury controls, and is adversely impacting their ability to include mercury control costs in their rate bases. It is of course possible that Congress could also enact new legislation requiring stricter mercury emission control within the next year or two, with implementation deadlines over the subsequent two to three years. Tighter pollution control requirements are likely to force retirement of less efficient coal-fired power plants due to the cost to be in compliance with the regulations.

In addition to the independent power producers and utilities, EPA has been developing a MACT-based mercury emissions regulation for the Portland cement industry through proposed amendments to the National Emission Standards for NESHAP for the Portland Cement Manufacturing Industry issued in May 2009, for which the EPA accepted public comments through September 4, 2009. The cement MACT regulation was finalized on August 9, 2010. This regulation requires cement plants to reduce hazardous air pollutants by 2013 including 92% of mercury and 83% of hydrocarbons. This regulation could require ACI systems on up to 90 cement kilns in the U.S, which are owned by approximately 15 companies. We are engaged in seven testing programs for cement companies to define their emissions and evaluate how our ACI equipment and sorbents will work in that industry. The tests are designed to evaluate the effectiveness of collecting mercury and organics from cement kiln exhaust gas streams. We believe this cement MACT regulation is likely to increase the market for both ACI systems and AC.

The EPA is also developing a new MACT regulation for coal-fired boilers that provide mostly steam and/or electricity for small industrial and institutional power needs with no more than 25 MW of electricity sold to the grid. A draft regulation was released on April 30, 2010, with a final regulation anticipated to be issued by the court-mandated recently extended deadline of January 16, 2011, with compliance deadlines in early 2014. This regulation could impact over 600 existing coal-fired industrial boilers. The proposed emission limit of three pounds of mercury per Trillion BTU for existing and two pounds per Trillion BTU for new coal-fired industrial boilers would require 60-70% capture of mercury from boilers burning bituminous coals and 40-50% capture of mercury from boilers burning sub-bituminous coals. We believe a new industrial boiler regulation could increase the market for ACI systems by several hundred and the associated AC by 50 to 100 million pounds per year. These totals could be even higher, when considering that 400 or more biomass and wood fired boilers will also be covered under this regulation and, as with coal-fired units, require both mercury and other hazardous air pollutant reductions (dioxins and furans), that can be controlled by activated carbon injection. We are in discussions with several companies that own and operate a number of industrial boilers regarding how our technology can help such companies comply with the new regulations.

The Clean Air Act requires that all emission control related regulations be met within 36 months. We believe that substantial long-term growth of the EC market for the independent power producer and utilities industry will most likely depend on how industry chooses to respond to the pending federal and state regulations. We anticipate federal regulations, including the MACT regulation, will create an even larger market for our mercury control products beyond 2010. As many as 1,200 existing coal-fired boilers may be affected by such regulations, if and when they are fully implemented. DOE’s latest report, issued in 2010, includes 77 existing and planned new coal-fired power plant projects totaling 44 GW of capacity. Permitting of new coal-fired plants generally requires them to meet more stringent requirements that likely include EC. Many power companies recognize the urgency of these pending regulations, and as a result we have contracts in place for testing at seven different power plants and are finalizing a contract for another two to evaluate ACI at a number of their plants. These customers likely own 50 or more boilers. This could result in approximately $2.5 million in near-term ACI demonstration revenue, puts us in close contact with companies that could purchase ACI equipment and could result in long-term contracts for AC.

ACI Systems and Services

Thus far to date, we have installed or are in the process of installing 46 ACI systems. Some market demand continues in 19 states and 6 Canadian provinces that either have passed their own mercury control regulations or have entered agreements with power plants to reduce mercury emissions for new power plants. We remain active in the bid and proposal process and expect fewer new systems to be awarded for the remainder of the year compared to last year until the final utility MACT rule is finalized. Because many of our current and potential customers would be affected by new federal regulations replacing CAMR, after the invalidation of CAMR in 2008, many independent power producers and utilities postponed the award of projects and delayed existing projects as they revised their long-term plans for compliance. Although we expect the equipment market to continue to decline in the near-term, we believe we have the opportunity for significant revenue growth for our EC products and services when final federal regulations or legislation impacts a significant portion of previously uncontrolled and existing boilers. Given the current expected timing for a utility MACT-based regulation, we see the need for 600 to 800 ACI systems to be supplied between 2011 and 2015, which would require rapid scale-up of our production capabilities to maintain our approximate 30% market share.

We are investigating, developing and providing services and systems to measure and mitigate acid gasses from coal fired boilers. These acid gas emissions are often the unintended result of the retrofit and operation of NOx control technology on medium to high sulfur coal-fired boilers.

We had contracts in progress at quarter-end for work related to our EC segment with remaining revenue of approximately $4.4 million, $1 million of which we expect to complete and realize in the fourth quarter of 2010, with the balance to be completed and realized in 2011 and 2012.

Flue Gas Chemicals and Services

The market for our flue gas chemicals (“FGC”) and services has declined in recent years, but we are seeing increased interest in our product due to demonstrated interferences with mercury capture caused by competing products such as sulfur trioxide (“SO3”) injection. We are planning and performing tests for interested customers to demonstrate the ability of our technology to meet their needs with stringent mercury control regulations. With a defined mercury rule or legislation, there will be opportunities to combine FGC with AC, as FGC can enhance the performance of AC in specific applications without detriment to the existing electrostatic precipitator operation. Margins on these products are typically higher than what we recognize for our other EC sales and may represent an important contribution to our future overall revenue and profit potential. Revenues from FGC chemicals and services were not material in 2009 but are an important component of the EC segment thus far in 2010.

Arch Coal Development and License Agreement

Since 2004, we have been working with Arch Coal, Inc. (“Arch Coal”) to explore certain unique characteristics of some types of coals produced by Arch Coal that allow them to be burned with lower emissions. We believe a recent technical breakthrough provides a potential means to obtain similar performance improvements from all of Arch Coal’s Powder River Basin (“PRB”) coals. As a result on June 25, 2010, we entered into a Development and License Agreement (the “License Agreement”) with Arch Coal. Pursuant to the License Agreement, we provided Arch Coal with an exclusive, non-transferable license to use certain technology to enhance coal by the application of additives for coal mined by Arch Coal at mines and sites located in the PRB. We expect that the technology will reduce certain emissions from the burning of the PRB coal, which should help to meet standards that are in the process of being promulgated by the EPA. Pursuant to the License Agreement, we are providing development services to Arch Coal aimed at applying the technology to the PRB coal. In addition, if we develop improvements to the technology that are related to the reduction of certain emissions from the burning of PRB coal, that technology will either be included in the license at no additional cost, or, under certain circumstances, we will negotiate with Arch Coal to determine if Arch Coal wants to use the additional improvements. We retain all right, title and interest, including all intellectual property rights, in and to any technology we license to Arch Coal. We have scheduled three tests of the enhanced coal at a number of different plants during the next few months, which will give us further indication on the potential for this product.

In consideration for the development work and the license to Arch Coal, Arch Coal paid us an initial, non-refundable license fee in cash of $2 million in June 2010 and we have recognized $333,000 of such amount as revenue for the quarter ended September 30, 2010. Arch Coal may be obligated to make royalty payments to us that could amount to as much as $1 per ton of coal sold by Arch Coal, depending upon the successful implementation of the technology and Arch Coal’s future sales of the resulting enhanced coal product. Arch Coal currently produces more than 100 million tons of PRB coal per year. Any royalty ultimately payable under the License Agreement will first be subject to credit to Arch Coal of an amount equal to the initial license fee, other development and operational costs paid by Arch Coal plus a rate of return on such payments.

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

DOE is funding CO2 control projects related to our business and on September 30, 2010 we signed a new contract with DOE to continue development of clean coal technology to capture carbon dioxide from coal-fired power plants and other industrial sources of CO2 emissions. We are the prime contractor for the approximately $19 million project that will be administered by DOE’s National Energy Technology Laboratory which is providing $15 million of the funding. We expect approximately $4 million in co-funding and support to be provided by several major utility companies including Southern Company, Luminant and the Electric Power Research Institute. The project provides funding to advance our commercialization plan for regenerable solid-sorbent technology, which is designed to capture carbon dioxide generated by coal-fired power plants.

We had DOE contracts in progress totaling approximately $19.3 million as of September 30, 2010 which amount includes anticipated industry cost share. We expect to recognize approximately $1.1 million from these contracts during the fourth quarter of 2010 and the balance of funded amounts through 2014. This year we began the first field tests of our CO2 control technology on a $3.8 million program co-funded by DOE, as well as several major forward-thinking utility companies. The initial results at a Luminant plant confirmed the promising performance we had demonstrated in our laboratory. The pilot plant has now been moved to a plant operated by Xcel Energy for additional testing. Once captured, the carbon dioxide could be either stored underground (sequestration) or beneficially used in processes such as enhanced oil recovery. This technology appears to offer potential cost and energy advantages over competing liquid-solvent-based technologies.

We have begun work on the DOE CO2 project which is expected to run for a total of 51 months to scale-up the technology to the one megawatt level, which is a key step in the technology development process. This contract will not only fund research and development (“R&D”) on this technology, but it will also provide significant contributions to our revenue and margin over the next four plus years.

We anticipate that DOE programs will continue to represent an important component of the revenue stream of the Company over the next several years as we position ourselves for the market growth for ACI systems, enhanced coal additives and related technology with Arch Coal and other technologies for emissions control.

Refined Coal

Clean Coal signed agreements with a subsidiary of a large financial institution at the end of June 2010 to lease the two CyClean facilities. They produce RC that is intended to qualify for Section 45 tax credits. The two systems are installed at two different power plants in the Midwest each of which operates two cyclone boilers burning PRB coal from Wyoming. With all four boilers operating, the units are expected to burn approximately 6 million tons of Refined Coal per year that will qualify for the approximately $6.20 per ton of federal tax credits, which per ton amount escalates annually and which credits are available for the next ten years.

In September 2010, the RC facilities ramped up production to expected continuous levels and are now treating over 95% of the available coal used by the four generating units at the two power plants. These production levels are expected to generate over $15 million per year in revenues and, after deduction of NexGen’s 50% share, over $7 million in pre-tax cash flow and operating income, or nearly $1 per share annually, for ADA through 2019.

CCS received an upfront payment of $9 million in prepaid rent for the two facilities in the second quarter of 2010. The lease agreements provide for fixed rent and contingent rent based upon future production of RC, each of which is payable on a quarterly basis. We are recognizing the prepaid rent over the initial two and one half year terms of the leases. We recognized $900,000 of these prepaid rent revenues in the quarter ended September 30, 2010. Historically, the utilities at which the facilities operate have used over 6 million tons of coal per year, which amount can vary based on several factors. The total annual contribution to our operating income will ultimately depend on the utilities’ use of coal in the generation of electricity, which use will likely fluctuate over the term of the tax credits. A portion of the lease payments made by the lessee during the initial term will be held in an escrow account, which was established to provide a fund from which the lessee can reclaim a portion of the lease payments if certain circumstances arise that affect the availability of Section 45 Credits for RC from the RC facilities. Each lease may be terminated by the lessee for various reasons.

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

Carbon Solutions

Carbon Solutions, our joint venture company with ECP, has constructed the AC Facility through its wholly owned subsidiary Red River. The AC Facility which achieved commercial operation in May 2010 is operating on two of the four furnaces and is expected to be capable of operation at full capacity sometime in early 2011. During the last quarter, the AC Facility produced approximately 9.5 million pounds of AC that was supplied to customers in the power industry for mercury control. Many of the state mercury regulations already in place require compliance no later than 2010 and as such there are several utilities and independent power producers engaged in an AC procurement process this year. Red River expects to be able to sell the majority of its AC output to owners of coal-fired power plants for the purpose of mercury mitigation but anticipates that such level of sales may not be achieved until 2012. The AC has recently passed certification testing that will allow it to be sold into the water market.

Crowfoot Supply has developed an offsite processing and logistics facility that commenced operations in the second quarter of 2009 and operates in conjunction with the AC Facility. Red River has been processing and selling AC on a continuous basis from this facility to meet delivery obligations under existing supply contracts to customers in the U.S. and Canada. Those contracts, which to date total over 200 million pounds, represent approximately 32% of the plant’s planned capacity. Shipment of product to some customers from the AC Facility began in July. As inventories at Crowfoot Supply are depleted, all deliveries will be shifted to AC Facility production. Five Forks Mining, LLC, another wholly-owned subsidiary of Carbon Solutions, is developing a lignite and feedstock mine that will supply Red River.

Under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) of Carbon Solutions among ECP and ADA, we have contributed $25.6 million in cash and other property and ECP has contributed cash of $162.1 million, including preferred equity contributions of $98.5 million, through September 30, 2010. Effective June 2009, ECP converted some of its preferred equity contributions to ordinary capital contributions resulting in a dilution of our ownership percentage to less than 50%. Since that time, ECP has converted additional preferred equity contributions to ordinary capital contributions resulting in a dilution of our ownership percentage to 28.7% as of September 30, 2010. We do not have any further capital commitments to Carbon Solutions, and expect that all future funding for the AC Facility will come from ECP and third-party debt financing. Through September 30, 2010, ECP has loaned $188 million to Red River pursuant to secured convertible demand notes. See “Liquidity and Capital Resources” below for additional information.

We predict a significant gap between AC production and demand starting in 2012, with the gap growing close to a billion pounds per year after all the MACT regulations are in place by 2015. We believe that the growth we anticipate will require up to five additional AC production lines of the same size and capacity as Red River. Carbon Solutions has been working on obtaining permits for these facilities in anticipation of federal regulations, and ADA has certain rights to participate by up to 50% in capacity additions.

Results of Operations – 3rd Quarter and YTD 2010 versus 3rd Quarter and YTD 2009

Revenues totaled $7.5 million and $13.3 million for the three and nine months ended September 30, 2010, respectively, versus $3.7 million and $13.5 million for the three and nine months ended September 30, 2009, representing an increase of 101% and a decrease of 1% for the quarter and year to date. The change is due primarily to initiation of revenues from operations at the RC facilities we lease to a third party offset by less significant decreases in our EC and CC segments. We expect overall revenues for the rest of the year to be higher than those reported for the 2009 period.

Cost of revenues decreased by $853,000 and $2.2 million or 34% and 26% for the three and nine months ended September 30, 2010, respectively, from the same periods in 2009 primarily as a result of decreased volume in our EC segment. Gross margins were 78% and 54% for the three and nine months ended September 30, 2010 respectively, as compared to 32% and 38% for the same periods in 2009. The increase in the gross margin was primarily the result of increased RC margins and revenues.

Emissions Control

Revenues in our EC segment totaled $2.6 million and $7.2 million for the three and nine months ended September 30, 2010, respectively, representing a decrease of 17% and 41% for the quarter and year to date. The amounts reported for 2010 exclude the work ADA has conducted for Clean Coal, as further described below, which are eliminated in our consolidation. Revenues from the EC segment for the nine months ended September 30, 2010 were comprised of sales of ACI systems (66%), flue gas chemical sales (5%) and consulting services (29%), compared to 64%, 2%, and 34%, respectively, in the 2009 period. For the near term, we expect the consulting services in our EC segment to increase as the industry seeks to analyze and evaluate the probable MACT regulations. We expect our EC segment revenues to remain at lower levels until such time as utilities, cement plants and industrial boilers start to react to the new and anticipated Federal MACT regulations. We expect overall gross margins for the EC segment for fiscal year 2010 to be consistent with the levels achieved in fiscal year 2009.

We had contracts in progress at quarter-end for work related to our EC segment with remaining revenue of approximately $4.4 million, $1 million of which we expect to complete and realize in the remaining quarter of 2010, with the balance to be completed and realized in 2011 and 2012. Our ACI systems revenues were $1.2 million and $4.8 million for the three and nine months ended September 30, 2010, representing a decrease of 40% and 39% compared to those same periods in 2009. In the EC segment, we performed work related to RC systems provided to Clean Coal valued at $300,000 and $3.5 million for the three and nine months ended September 30, 2010, respectively, that would otherwise be recognized as revenue but were eliminated in the consolidation of Clean Coal.

Our consulting revenues have increased approximately $105,000 and decreased by $2.1 million during the three and nine months ended September 30, 2010 as compared to the same periods in 2009 as we have completed nearly all of our mercury control demonstrations and analysis. Our consulting revenues contributed approximately $1.1 million during the third quarter of 2010 and we expect a continued similar level of consulting revenue for the next few quarters as several customers are seeking advice on how best to comply with the expected EPA MACT regulations.

Cost of revenues for the EC segment decreased by $579,000 and $2.9 million or 30% and 40% for the three and nine months ended September 30, 2010, respectively, from the same periods in 2009, primarily as a result of the decreased revenue-generating activities from our ACI system sales and other consulting services. Gross margins for the EC segment were 48% and 40% for the three and nine months ended September 30, 2010, respectively, as compared to 37% and 41% for the 2009 periods. The increase in gross margins from the prior year resulted from an increase in our other consulting margins which generally have higher margins than our ACI systems. Further, we eliminated in consolidation $250,000 and $2.9 million in costs for the three and nine months ended September 30, 2010, respectively, related to our efforts on Clean Coal’s RC facilities. We expect EC margins in 2010 to be similar to the levels achieved in 2009.

EC segment profits decreased by $136,000 and $2.4 million or 15% and 58% for the three and nine months ended September 30, 2010, respectively from the same periods in 2009. The decrease was primarily a result of decreased ACI systems sales for the period.

CO2 Capture

Revenues in our CC segment totaled $467,000 and $1.6 million for the three and nine months ended September 30, 2010, respectively, representing a decrease of 11% and an increase of 51% for the quarter and year to date. We had DOE contracts, including anticipated industry cost share in progress totaling approximately $19.3 million as of September 30, 2010. We expect to recognize approximately $1.1 million from these contracts during the fourth quarter of 2010 and any additional funded amounts through 2014 (including cash contributions by other industry partners). As discussed above, we signed on September 30, 2010 a contract on a DOE project totaling approximately $19 million (including contributions by other industry partners).

Cost of revenues for the CC segment decreased by $93,000 and increased by $56,000 for the three and nine months ended September 30, 2010, respectively, from the same periods in 2009. Gross margins for this segment were 59% and 63% for the three and nine months ended September 30, 2010 respectively, as compared to 46% and 49% for the comparable 2009 periods. The increase in gross margins from 2010 to 2009 is due primarily to the increased work being performed under these projects. We expect overall gross margins for the CC segment for fiscal year 2010 to be consistent with the levels achieved in fiscal year 2009.

CC segment profits increased by $94,000 and $560,000 or 57% and 153% for the three and nine months ended September 30, 2010, respectively, from the same periods in 2009. The increase was primarily the result of increased activities related to our development of CO2 capture technology, which ramped up significantly in 2010.

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

Refined Coal

Revenues in our RC segment totaled $4.5 million for the three and nine months ended September 30, 2010, as the leased facilities initiated routine operations. We had no material revenues for our RC segment for the same periods in 2009. As discussed above, in June 2010 we leased the two RC facilities and expect to earn related rent revenues which began in July 2010. The first two systems are expected to produce approximately 6 million tons of RC annually, qualifying for the approximately $6.20 per ton federal tax credit over the next 10 years. We expect our quarterly revenues to fluctuate based on seasonal variations in electricity demand as well as planned and unplanned outages required by the power plants for equipment repair and maintenance.

Cost of revenues for the RC segment decreased by $181,000 and increased by $650,000 for the three and nine months ended September 30, 2010 as compared to $339,000 and $520,000 for the same periods in 2009 as we had increased our efforts earlier in the year in further developing the technology and modifying the equipment. Costs of revenues are expected to decrease as the RC facilities have now been placed into routine operations. We expect RC margins to continue at a level near 95%.

RC segment profits increased by $4.6 million and $3.3 million for the three and nine months ended September 30, 2010 over the same periods in 2009 as our efforts to realize value from production of coal that qualifies for the Section 45 credits and make modifications to the RC facilities substantially increased in 2010 with the lease of the two facilities.

Other Items

General and administrative expenses increased by $2.6 million and $7.7 million or 32% and 57% to approximately $10.5 million and $21.2 million for the three and nine months ended September 30, 2010, respectively, from the same periods in 2009. We expect non-routine legal costs to decrease and our G&A to increase as we build our infrastructure related to the timing for utility MACT-based regulations. The dollar increase for the three and nine months ended September 30, 2010 resulted primarily from legal costs related to our legal proceedings with Norit and Calgon described in Part II, Item 1 of this report which comprises approximately 85% and 76% of the overall general and administrative expense for the three and nine months ended September 30, 2010 as compared to 84% and 70%, respectively for the same periods in 2009. We expect legal fees to continue at the same level or increase in the fourth quarter of 2010, decrease somewhat in the first quarter of 2011 and then decrease significantly in the second quarter of 2011 as the Norit arbitration is reaching its final stages. Calgon has filed an appeal of the recent $12 million damage award to us. We have not received payment and do not expect to recognize income until payment is received from Calgon.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Direct research and development expenses increased by $83,000 and $74,000 or 47% and 13% for the three and nine months ended September 30, 2010 as compared to 2009 as a result of increases in CC and RC activities. We anticipate that our future R&D expenses will grow in direct proportion to DOE-funded CO2 work and future RC activities we perform for the next several years.

We had net interest and other income of $200,000 and $2 million for the three and nine months ended September 30, 2010, as compared to $5,000 and $25,000, respectively from the same periods in 2009. During the second quarter of 2010, we recognized approximately $1.8 million related to the notes payable executed by NexGen, by which NexGen has paid us as a portion of the amounts required to maintain its 50% interest in Clean Coal. Such payments have been recorded as other income. We have recognized approximately $200,000 in interest and other income related to the notes receivable and other amounts due from NexGen.

Our net operating loss for the third quarter of $5.8 million or $0.78 per share includes our equity in the losses incurred by Carbon Solutions of $2.5 million and $5.2 million for the three and nine months ended September 30, 2010, respectively. We expect to continue to report equity in loss of Carbon Solutions for the remainder of 2010 as sales ramp up and other development activities continue this year. Based on current revenue forecasts Carbon Solutions expects to generate positive EBITDA in 2011. We expect to report an equity gain in CCSS for the balance of the year as operations become more consistent. We would have a net income after tax of approximately $1.2 million or $0.16 per share for the quarter if we did not incur the non-routine legal expenses related to the Calgon and Norit matters and disregarding the non-cash loss from Carbon Solutions. With the expected reduction in non-routine legal expenses in the second quarter of 2011 we should be in a position, apart from the losses we pick up from Carbon Solutions, to achieve very attractive levels of profitability.

The deferred income tax benefit for the nine months ended September 30, 2010 represents our expected effective tax rate of approximately 38% for 2010, which is higher than the rate of 36% we recognized for the nine months ended September 30, 2009. The change in effective rates is primarily the result of smaller impact of R&D tax credits for the nine months ended September 30, 2010, respectively for the same period in 2009. Our income tax rate does not include any material amount of Section 45 tax credits from Clean Coal as those tax benefits will primarily be realized by the lessee under the RC facilities’ leases.

Liquidity and Capital Resources

Working Capital

Our principal source of liquidity is our existing working capital and our cash flow from our RC activities and other operations. We had cash and cash equivalents of $3 million and positive working capital of $4.1 million as of September 30, 2010, compared to cash and cash equivalents of $1.5 million and working capital of $2.2 million at December 31, 2009. The increase in cash and cash equivalents and working capital resulted primarily from the $2 million payment received for the exclusive licensing of technology to Arch Coal, $1 million for the sale of our Common Stock to Arch Coal in March 2010, $9 million in prepaid rents related to the leases of Clean Coal’s RC facilities in June 2010 and $2.1 million in capital contributions by NexGen in Clean Coal less the $2.8 million in cash distributed by Clean Coal to NexGen and less $3.1 million in capital improvements made by Clean Coal to the RC facilities.

Deferred revenues have increased from the deferral of a significant portion of the license fee paid by Arch Coal and the deferral of the advanced rents on the RC facility leases. We have long-term liabilities recorded for our deferred revenue, accrued warranty and other obligations of over $26 million due to the inclusion of our deferred rent related to the lease of our RC facilities and indemnity costs related to the Norit legal proceedings of $19.9 million as of September 30, 2010. Our shareholders’ equity attributable to ADA is approximately $14.1 million as of September 30, 2010 compared to $24.3 million as of December 31, 2009. We have not received payment from Calgon on the $12 million in damages recently awarded to us and do not expect to do so until Calgon’s appeal is resolved. In the meantime, the award is subject to interest based on the rate of the one year constant maturity Treasury bill. As we look at future growth opportunities, our shareholders have approved the issuance of up to 3.5 million shares as needed to fund such growth opportunities.

Since July 2009, Carbon Solutions has funded, through loans and/or equity contributions from ECP to Carbon Solutions, a majority of the legal expenses related to the Norit legal proceedings. We do not currently have any accrued indemnity obligations to ECP, and we are unable to estimate the total amount of any future indemnity obligations to Carbon Solutions or ECP at this time. ECP has notified us that it believes such obligations include any losses it suffers due to its loss of potential customers and diminution in the value of its businesses, and the costs and fees it incurs, and any damages it may suffer as a result of a lawsuit Norit N.V. has filed against ECP in state court in New Jersey. Satisfaction of any indemnity obligations to ECP may be made via a decrease in our capital contributions (and corresponding increase in ECP’s capital contributions) in Carbon Solutions and adjustment of each party’s percentage ownership, however; we ultimately may be found to owe or agree to pay these amounts in cash or other consideration.

We believe our current working capital is sufficient to meet our anticipated operating needs in the coming year assuming continued funding of the majority of the legal expenses related to the Norit legal proceedings by ECP. If we were to receive a significant adverse judgment in the Norit legal proceedings or if ECP or Carbon Solutions were to demand payment of our indemnity obligations, however, we may not have sufficient working capital to satisfy our obligations.

Clean Coal Related Items

Clean Coal, our 50% joint venture with NexGen, has placed two facilities to produce RC into service which have been leased to a third party. Based on the amount of RC that we expect will be produced from the RC facilities, we expect to recognize pre-tax tax cash flows of over $7 million per year over the approximate 10-year period for which Section 45 tax credits are available.

Also in October 2009, we, NexGen and Clean Coal entered into a First Amendment to Purchase and Sale Agreement to amend the terms pursuant to which NexGen may retain its 50% interest in Clean Coal once Clean Coal qualifies its RC product for Section 45 tax credits. Under this First Amendment, NexGen may elect to retain its interest in Clean Coal by paying us up to $4 million (plus any accrued interest under the notes described below) as follows: (a) $1.8 million under NexGen’s two-year promissory notes issued to us in June 2010, plus (b) 25% of cash distributions (other than for income taxes) due to NexGen from Clean Coal. NexGen’s promissory notes are shown as notes receivable, bear interest at 5% per annum, are payable out of 35% of cash distributions to NexGen and secured by NexGen’s interest in Clean Coal. We expect to receive payments from NexGen based upon a portion of cash distributed to NexGen from Clean Coal, with a portion of that amount to be applied as payment on the notes and any additional amounts to be applied to the remainder of the total $4 million expected to be paid by NexGen, which payments are expected through mid 2012. We expect to report these amounts upon receipt as other income. NexGen is not obligated to make those payments, but if it does not do so, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount that it elects not to pay (including any election not to pay under any notes issued). Once it fails to make any one payment, it cannot reclaim its interest by making later payments. We are not required to refund any of the cash paid by NexGen.

AC Facility Related Items

As noted above, Carbon Solutions has commenced commercial operations at its AC Facility, which has an estimated all-in, total cost for one production line capable of producing approximately 150 million pounds of AC per year, including related activities, of approximately $400 million. Red River has received a conditional commitment for up to $245 million from the DOE to guarantee a loan related to the construction of the AC Facility subject to the resolutions of the Norit arbitration.

Our initial contribution to Carbon Solutions was valued by the parties at $18.4 million and we contributed an additional $7.1 million in cash in December 2008. As of September 30, 2010, ECP has contributed $162.1 million in cash to Carbon Solutions in the form of ordinary and preferred equity and made loans of $188 million in the form of secured demand notes.

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

Pursuant to an Amended and Restated Credit and Reimbursement Agreement among Red River, ECP and us dated as of September 2, 2009 and related documents (the “Carbon Solutions’ Credit Support Documents”), ECP may make loans to Red River from time to time. As of September 30, 2010, the principal balance of ECP’s loans to Red River totaled approximately $188 million. Such loans are evidenced by convertible demand promissory notes bearing interest at 12% per annum compounded quarterly. ECP may convert any outstanding amounts due under such notes to ordinary capital or preferred equity contributions in Carbon Solutions at any time at its option. The outstanding loans are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River.

As of September 30, 2010, ECP had outstanding preferred equity in Carbon Solutions totaling approximately $98.5 million. In the second and third quarter of 2009 and during the first nine months of 2010, ECP converted some of its then outstanding preferred equity to ordinary capital contributions, resulting in dilution of our ownership interest in Carbon Solutions to 28.7% as of September 30, 2010. Because of such dilution, ECP elects three out of the four managers of the Board of Carbon Solutions and controls decisions of the Board. Our ownership interest in Carbon Solutions may be further diluted. We continue to have the right to participate in significant decisions subject to member approval so long as we continue to hold at least a 15% ownership interest. Member approval requires approval of members holding at least 75% of the ownership interests.

In addition to our indemnity obligations described above, we have given guaranties and undertaken other commitments of approximately $32.3 million related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded on our financial statements as we do not expect the guaranties and commitments to be called upon. Pursuant to the Carbon Solutions’ Credit Support Documents, Red River has agreed to reimburse us and ECP in the event we or they are required to make payments related to these guaranties and guaranties provided by ECP. Red River’s reimbursement obligations are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River. We assigned our rights under these agreements to ECP, and any amounts payable to us would be paid directly to ECP until ECP’s preferred equity in Carbon Solutions is fully redeemed or converted and all loans to Red River have been paid in full.

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of September 30, 2010 our trade receivables balance was $7.1 million which was offset by billings in excess of recognized income of $326,000 or a net of $6.8 million. Our trade receivables balance was higher at September 30, 2010 as compared to December 31, 2009 primarily due to inclusion of rental payments due related to our Clean Coal operations.

Under our defined contribution and 401(k) pension plan, we match up to 7% of salary amounts deferred by employees in the plan and may contribute certain other amounts as determined annually by our Board of Directors. During the nine months ended September 30, 2010 and 2009, we recognized $201,000 and $187,000, net of forfeitures, respectively, of matching expense. This expense is expected to amount to approximately $271,000 in 2010. Our matching contributions for 2010 have been and are expected to continue to be made in the form of shares of the Company’s Common Stock.

We have recorded net current deferred tax assets of $271,000 and long-term deferred tax assets of $14 million as of September 30, 2010 as compared to net deferred current tax liabilities of $271,000 and net long-term deferred tax assets of $6.8 million as of December 31, 2009. We believe that it is more likely than not that our deferred tax assets will be realized in the future. The change is a result of our loss for the nine months ended September 30, 2010. Such amounts exclude any material amounts of Section 45 tax credits related to Clean Coal.

Cash flow provided by operations totaled $4.4 million for the nine months of 2010 compared to cash flow used of $1.6 million for the same period in 2009. The change in cash flow from operations in 2010 primarily resulted from an increase in deferred revenue of $8.2 million, increase in accrued liabilities of $13.1 million, which is primarily related to our indemnity costs and collection in trade receivables of $1.3 million, which was offset by reduction of accounts payable of $1.9 million. These changes in our operating assets and liabilities primarily correspond to the recent activities in our RC segment and Arch Coal activities noted above. In addition, adjustments to reconcile our net loss of $12.4 million for non-cash operating activities, which included our equity loss from our unconsolidated entities of $5.1 million and an increase in non-cash gain of $1.8 million, which were partially offset by an increase in recorded deferred tax benefit of $7.2 million and change in non-controlling interests of $900,000.

Net cash used in investing activities was $3.1 million for the nine months of 2010 compared to $26 million for the same period in 2009. The cash used in 2010 was primarily due to capital expenditures related to our Clean Coal joint venture. The remaining cash used was made up of investments in short term paper and activities related to the development and formation of our investments in other entities. The cash used in 2009 was due to our deconsolidation of Carbon Solutions in the financial statements as a result of our joint venture partner converting a portion of its preferred equity contributions to ordinary capital contributions which represents $25.2 million of cash held in the deconsolidated subsidiary.

Net cash provided in financing activities was $275,000 for the nine months of 2010 compared to cash used of $113,000 for the same period in 2009. Sources of funding include $2.1 million in equity contributions from NexGen in Clean Coal and the issuance of our stock for cash totaling $1 million through the sale of Common Stock to Arch Coal, offset by the distribution of $2.8 million by Clean Coal to NexGen.

We have not paid dividends since inception. We currently have no plans for paying dividends in the foreseeable future.

Critical Accounting Policies and Estimates

Revenue Recognition – We follow the percentage of completion method of accounting for all significant contracts excluding government contracts, chemical sales, technology license and related royalties, and RC leases. The percentage of completion method of reporting income takes into account the estimated costs to complete and estimated gross margin for contracts in progress. We recognize revenue on government contracts generally based on the time and expenses incurred to date. We are recognizing revenue from the Arch Coal license over the estimated time for which Arch expects to recoup its investment in the technology and the related royalties will be recognized when earned. RC base rents, which are fixed, are recognized over the life of the lease. Contingent rents are recognized as they are earned.

Significant estimates are used in preparation of our financial statements and include (1) our allowance for doubtful accounts, which is based on historical experience; (2) our warranty costs; (3) our expectation that it is more likely than not that our deferred tax assets will be realized in the future; (4) our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts; and (5) the period over which we estimate we will earn up front license payments. In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $684,000 on our consolidated balance sheets. Management believes the fair value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

Consolidation of Subsidiaries – Our equity partner in Carbon Solutions, ECP, contributed equity capital significantly in excess of our contributions. We expect that our ownership percentage may be further diluted below the 28.7% at September 30, 2010 and that we will continue the recording of our interest under the equity method.

Our equity partner in Clean Coal, NexGen, must pay us up to $4 million to maintain its 50% interest in Clean Coal for which it has issued notes payable to us evidencing a portion of that amount as described above. Although we expect performance on these notes and remaining amounts due us, we believe our 50% interest and other elements of our participation constitutes control of Clean Coal and, therefore, have consolidated its accounts with ours.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation with Norit Americas, Inc. and Norit N.V. As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Quarterly Reports on Form 10-Q filed in 2010, Norit, which is an AC manufacturer with whom we have previously done business, filed a lawsuit against us, ADA Environmental Solutions LLC, Carbon Solutions (formerly known as Crowfoot Development, LLC), Red River, Underwood Environmental Products, LLC, Morton Environmental Products, LLC and two employees of Carbon Solutions (who were former employees of Norit and who are now employees of Carbon Solutions ) (collectively the “ADA Defendants”) on August 4, 2008, asserting that the ADA Defendants have misappropriated Norit’s trade secrets related to AC manufacturing, and other claims. The original case, captioned Norit Americas, Inc. v. ADA-ES, Inc., ADA Environmental Solutions, LLC, John Rectenwald, Stephen D. Young, Crowfoot Development, LLC, Red River Environmental Products, LLC, Underwood Environmental Products, LLC, Morton Environmental Products, LLC f/k/a Bowman Environmental Products, LLC, Cause No. 08-0673, was filed in the 71st Judicial District Court for Harrison County, Texas. Norit is seeking monetary damages under various legal theories, attorney fees, and injunctive relief to prevent us or any related entity or third party from using Norit’s alleged trade secrets or other Norit intellectual property related to AC manufacturing. We are vigorously defending against Norit’s claims, which management believes are without merit. Also as previously reported, after more than a year of litigation in Texas and the filing of cross motions to compel arbitration of all or some of the claims pending between the parties, the parties agreed to resolve all claims between them in an arbitration currently pending in Atlanta Georgia before a panel of three arbitrators under the rules of the American Arbitration Association. The ADA Defendants and Norit filed statements of claims in the arbitration which added additional claims against each other arising out of their former relationship. The arbitration panel met in Atlanta for approximately four weeks in October and early November. The parties are now going to submit post hearing briefs to the panel over the next couple of months and have an oral argument/closing in front of the panel in early 2011, with a decision from the arbitrators expected near the end of the first quarter of 2011.

As also previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Quarterly Reports on Form 10-Q filed in 2010, in December, 2009, Norit N.V., the Dutch parent of Norit, filed a petition with the Almelo District Court in Holland requesting that the court conduct preliminary witness examinations into possible breaches of a confidentiality agreement we signed with Norit N.V. in 2005 as part of due diligence for a potential acquisition of Norit’s carbon business. These alleged breaches of the 2005 confidentiality agreement are also the subject of the arbitration in Atlanta and so it is our position that the petition in Holland is a duplicative matter, in addition to being groundless. The petition, which is a pre-litigation procedure in Holland designed to determine if there is a basis to bring a claim, does not require any direct response by us and is currently pending before the Dutch court. As of this date, no witness statements have been taken in the matter and to our knowledge, the Dutch court has not made any findings with respect to the matter. We have attempted to determine if the Dutch court has been properly advised by Norit N.V. of the pending arbitration in Atlanta but have received no substantive information regarding this matter from Norit N.V. or the Dutch court.

Litigation with Calgon Carbon Corporation. As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and Quarterly Reports on Form 10-Q filed in 2010, on September 29, 2008, Calgon filed a declaratory judgment action against us in the United States District Court for the Western District of Pennsylvania. The case, captioned Calgon Carbon Corporation v. ADA-ES, Inc., concerns a March 20, 2007 Memorandum of Understanding (“MOU”) between Calgon and us providing that the parties would jointly market AC to the power industry, with Calgon supplying the AC and the Company leading the sales effort. The MOU provided that Calgon would pay us a commission on all sales of Calgon-produced AC resulting from the joint marketing effort. During the period the MOU was in place, our efforts resulted in Calgon’s AC undergoing testing, qualification and acceptance by various customers including Midwest Generation, an Illinois power company, to whom an AC supply bid was submitted during the term of the MOU. We believe this bid and our marketing efforts with Midwest resulted in an award of an AC contract for Calgon and pursuant to the MOU we counterclaimed for commissions due under the MOU. After a seven day jury trial in July 2010 in Pittsburgh, Pennsylvania, the jury awarded us $12 million on our breach of contract claim for commissions, comprised of $3 million for sales to date by Calgon and $9 million as the net present value of commission due to us for future sales by Calgon to Midwest Generation. Calgon filed various post trial motions requesting that the verdict be reversed or modified, all of which motions were rejected by the Court. In late October, Calgon filed a notice of appeal to the Third Circuit Court of Appeals. We believe strongly that the jury award of commissions to ADA will be affirmed by the Third Circuit and intend to vigorously contest Calgon’s appeal.

Item 5. Other Information

On November 9, 2010, our Board of Directors adopted the Second Amended and Restated Bylaws of the Company to provide for certain procedures to be followed by any 10% shareholder requesting a special meeting of the shareholders of the Company or revoking such request and by the Board of Directors in determining whether such a meeting was properly called, issuing notice of the requested meeting, setting the date for such a meeting and proceeding with a meeting even if the shareholder revokes its request. The amended Bylaws also specify the matters that may be considered at such a special meeting and procedures for shareholder proposals to be considered at an annual meeting of shareholders. See Article II, Section 4 of the Second Amended and Restated Bylaws filed as Exhibit 3.2 to this Report for additional information.

Item 6. Exhibits

3.2	Second Amended and Restated Bylaws of ADA-ES, Inc. adopted November 9, 2010

10.79	Amended and Restated 2007 Equity Incentive Plan, dated August 31, 2010

10.80	US Department of Energy Cooperative Agreement No. DE-FE0004343 “Evaluation of Solid Sorbents as an Industrial Retrofit Technology for Carbon Dioxide Capture”, dated September 30, 2010

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc.
Registrant

Date: November 12, 2010	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: November 12, 2010	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

3.2	Second Amended and Restated Bylaws of ADA-ES, Inc. adopted November 9, 2010

10.79	Amended and Restated 2007 Equity Incentive Plan, dated August 31, 2010

10.80	US Department of Energy Cooperative Agreement No. DE-FE0004343 “Evaluation of Solid Sorbents as an Industrial Retrofit Technology for Carbon Dioxide Capture”, dated September 30, 2010

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.