Form 10-Q/A
period 2008-09-30
ADA-ES INC
filed 2011-04-01
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Form 10-Q of ADA-ES, Inc. (the “Company”) for the quarterly period ended September 30, 2008 (originally filed on November 7, 2008, and as amended on December 24, 2008) (the “Quarterly Report”), is filed for the sole purpose of filing a new copy of Exhibit 10.50 (a) – (d) and Exhibit 10.51 (the “Amended Exhibits”). The Company sought an extension of confidential treatment for portions of the Amended Exhibits and, following correspondence with the Securities and Exchange Commission (“SEC”), has restored certain portions of the Amended Exhibits that were previously redacted.

Except for the foregoing, this Amendment No. 2 does not amend the Quarterly Report in any way and does not modify or update any disclosures contained in the Quarterly Report, which continues to speak as of the original date of the Quarterly Report. Accordingly, this Amendment No. 2 should be read in conjunction with the Quarterly Report and the Company’s other filings made with the SEC subsequent to the Quarterly Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 includes updated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer.

With the exception of the Amended Exhibits, the Exhibits are unchanged and copies of the Exhibits are incorporated by reference as indicated.

Item 6. Exhibits

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

3.1	Amended and Restated Articles of Incorporation of ADA-ES (1)

3.2	Amended and Restated Bylaws of ADA-ES (2)

4.1	Form of Specimen Common Stock Certificate (3)

4.2	Registration Rights Agreement dated October 21, 2005 (4)

4.3	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 19, 2003 (5)

4.4	Standstill and Registration Rights Agreements dated August 3-6, 2004(6)

4.5	Registration Rights Agreement among ADA-ES, Inc., Perella Weinberg Partners Oasis Master Fund L.P., Black River Commodity Select Fund Ltd. and Black River Small Capitalization Fund Ltd. dated August 26, 2008 (7)

10.45	Project Crowfoot Incentive Program, as amended and restated on August 13, 2008 and October 15, 2008**, ***(7)

10.47	Carbon Supply Agreement between Winfield Industries, Inc and ADA-ES, Inc. dated August 6, 2008 (assigned to Crowfoot Supply Company, LLC on October 1, 2008)** (7)

10.48	Promissory Note and Account Pledge Agreement for Colorado Business Bank Letter of Credit dated August 15, 2008 (7)

10.49	Carbon Supply Agreement between Red River Environmental Products, LLC and Luminant Generation Company, LLC dated September 3, 2008** (7)

10.50	Multiple Hearth Furnace (MHF) Contract between Industrial Furnace Company, Inc and Red River Environmental Products, LLC dated September 5, 2008, filed herewith**

(a) Unit 1- Project No. 65214-RFP No. EFH-101

(b) Unit 2- Project No. 65214-RFP No. EFH-101

(c) Unit 3- Project No. 65214-RFP No. EFH-101

(d) Unit 4- Project No. 65214-RFP No. EFH-101

10.51	Amended and Restated Engineering, Procurement and Construction Agreement between Red River Environmental Products, LLC and BE&K Construction Company, LLC dated September 8, 2008, filed herewith**

10.52	Guaranty of ADA-ES, Inc. to BE&K Construction Company, LLC dated September 8, 2008 regarding Amended and Restated Engineering, Procurement and Construction Agreement (7)

10.53	Securities Purchase Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B, LP and Energy Capital Partners I (TEF IP), LP dated October 1, 2008 (7)

10.54	Joint Development Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Crowfoot IP), LP dated October 1, 2008**(8)

10.55	Limited Liability Company Agreement of Crowfoot Development, LLC dated October 1, 2008** (7)

10.56	Intellectual Property License Agreement between ADA-ES, Inc. and Crowfoot Development, LLC dated October 1, 2008** (7)

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), filed herewith

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), filed herewith

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
***	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).
(2)	Incorporated by reference to Exhibit 3.2 to the Form 8-K dated December 1, 2005 filed on December 5, 2005 (File No. 000-50216).
(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(5)	Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).
(6)	Incorporated by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).
(7)	Incorporated by reference to the same numbered exhibit to the Form 10-Q for the quarter ended September 30, 2008 filed on November 7, 2008 (File No. 000-50216).
(8)	Incorporated by reference to the same numbered exhibit to the Form 10-Q/A for the quarter ended September 30, 2008 filed on December 24, 2008 (File No. 000-5016).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc.
Registrant

Date: April 1, 2011	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: April 1, 2011	/s/ Mark H. McKinnies
Mark H. McKinnies
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

3.1	Amended and Restated Articles of Incorporation of ADA-ES (1)

3.2	Amended and Restated Bylaws of ADA-ES (2)

4.1	Form of Specimen Common Stock Certificate (3)

4.2	Registration Rights Agreement dated October 21, 2005 (4)

4.3	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 19, 2003 (5)

4.4	Standstill and Registration Rights Agreements dated August 3-6, 2004(6)

4.5	Registration Rights Agreement among ADA-ES, Inc., Perella Weinberg Partners Oasis Master Fund L.P., Black River Commodity Select Fund Ltd. and Black River Small Capitalization Fund Ltd. dated August 26, 2008 (7)

10.45	Project Crowfoot Incentive Program, as amended and restated on August 13, 2008 and October 15, 2008**, ***(7)

10.47	Carbon Supply Agreement between Winfield Industries, Inc and ADA-ES, Inc. dated August 6, 2008 (assigned to Crowfoot Supply Company, LLC on October 1, 2008)** (7)

10.48	Promissory Note and Account Pledge Agreement for Colorado Business Bank Letter of Credit dated August 15, 2008 (7)

10.49	Carbon Supply Agreement between Red River Environmental Products, LLC and Luminant Generation Company, LLC dated September 3, 2008** (7)

10.50	Multiple Hearth Furnace (MHF) Contract between Industrial Furnace Company, Inc and Red River Environmental Products, LLC dated September 5, 2008, filed herewith**

(a) Unit 1- Project No. 65214-RFP No. EFH-101

(b) Unit 2- Project No. 65214-RFP No. EFH-101

(c) Unit 3- Project No. 65214-RFP No. EFH-101

(d) Unit 4- Project No. 65214-RFP No. EFH-101

10.51	Amended and Restated Engineering, Procurement and Construction Agreement between Red River Environmental Products, LLC and BE&K Construction Company, LLC dated September 8, 2008, filed herewith**

10.52	Guaranty of ADA-ES, Inc. to BE&K Construction Company, LLC dated September 8, 2008 regarding Amended and Restated Engineering, Procurement and Construction Agreement (7)

10.53	Securities Purchase Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B, LP and Energy Capital Partners I (TEF IP), LP dated October 1, 2008 (7)

10.54	Joint Development Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Crowfoot IP), LP dated October 1, 2008**(8)

10.55	Limited Liability Company Agreement of Crowfoot Development, LLC dated October 1, 2008** (7)

10.56	Intellectual Property License Agreement between ADA-ES, Inc. and Crowfoot Development, LLC dated October 1, 2008** (7)

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), filed herewith

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), filed herewith

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
***	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).
(2)	Incorporated by reference to Exhibit 3.2 to the Form 8-K dated December 1, 2005 filed on December 5, 2005 (File No. 000-50216).

(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(5)	Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).
(6)	Incorporated by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).
(7)	Incorporated by reference to the same numbered exhibit to the Form 10-Q for the quarter ended September 30, 2008 filed on November 7, 2008 (File No. 000-50216).
(8)	Incorporated by reference to the same numbered exhibit to the Form 10-Q/A for the quarter ended September 30, 2008 filed on December 24, 2008 (File No. 000-5016).

5