Form 10-Q
period 2011-03-31
ADA-ES INC
filed 2011-05-13
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, no par value	7,618,697

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,332	$9,696
Receivables, net of allowance for doubtful accounts	8,645	9,066
Investment in securities	505	505
Notes receivable	1,009	1,580
Prepaid expenses and other	782	603

Total current assets	20,273	21,450

PROPERTY AND EQUIPMENT, at cost	8,020	8,041
Less accumulated depreciation and amortization	(3,443)	(3,235)

Net property and equipment	4,577	4,806

GOODWILL, net of amortization	435	435
INTANGIBLE ASSETS, net of amortization	295	260
INVESTMENT IN UNCONSOLIDATED ENTITIES	12,063	14,021
DEFERRED TAXES AND OTHER ASSETS	30,938	15,696

TOTAL ASSETS	$68,581	$56,668

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,191	$3,646
Accrued payroll and related liabilities	1,097	1,852
Draws made under line of credit	716	0
Deferred revenues	5,299	5,639
Accrued expenses and other liabilities	310	244
Accrued arbitration award and related liability	6,469	0

Total current liabilities	17,082	11,381

LONG-TERM LIABILITIES:
Accrued indemnity	28,677	27,411
Accrued warranty and other liabilities	3,378	4,432
Accrued arbitration award	33,033	0

Total long-term liabilities	65,088	31,843

Total liabilities	82,170	43,224

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (DEFICIT):
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock; 50,000,000 shares authorized, none outstanding	0	0
Common stock; no par value, 50,000,000 shares authorized, 7,608,154 and 7,538,861 shares issued and outstanding	40,136	39,627
Accumulated deficit	(55,760)	(28,218)

Total ADA-ES, Inc. stockholders’ equity (deficit)	(15,624)	11,409
Non-controlling interest	2,035	2,035

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(13,589)	13,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$68,581	$56,668

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands)

(Unaudited)

	For the Quarter Ended March 31,
	2011	2010
REVENUE:
Emission control	$2,033	$3,064
CO2 capture	348	803
Refined coal	6,086	0

Total revenues	8,467	3,867

COST OF REVENUES:
Emission control	836	1,822
CO2 capture	283	264
Refined coal	175	426

Total cost of revenues	1,294	2,512

GROSS MARGIN	7,173	1,355

OTHER COSTS AND EXPENSES:
General and administrative	4,817	4,579
Research and development	321	184
Depreciation and amortization	185	209

Total expenses	5,323	4,972

OPERATING INCOME (LOSS)	1,850	(3,617)

OTHER INCOME (EXPENSE)
Net equity in net loss from unconsolidated entities	(1,959)	(1,181)
Interest and other income	592	19
Arbitration award and other expense	(39,502)	0

Total other income (expense)	(40,869)	(1,162)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT AND NON-CONTROLLING INTEREST	(39,019)	(4,779)
INCOME TAX BENEFIT	14,256	1,613

NET LOSS BEFORE NON-CONTROLLING INTEREST	(24,763)	(3,166)
NON-CONTROLLING INTEREST	(2,779)	346

NET LOSS ATTRIBUTABLE TO ADA-ES, INC.	$(27,542)	$(2,820)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED ATTRIBUTABLE TO ADA-ES, INC.	$(3.63)	$(0.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,579	7,194

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,579	7,194

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Quarters Ended March 31, 2011 and 2010

(Amounts in thousands, except share data)

(Unaudited)

	COMMON STOCK		(ACCUMULATED DEFICIT)	TOTAL ADA-ES STOCKHOLDERS’ EQUITY (DEFICIT)	NON- CONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCES, January 1, 2010	7,093,931	$37,000	$(12,748)	$24,252	$99	$24,351
Stock-based compensation	150,863	669	0	669	0	669
Issuance of stock to 401(k) plan	22,297	140	0	140	0	140
Issuance of stock for cash	143,885	1,000	0	1,000	0	1,000
Equity contributions by non-controlling interest	0	0	0	0	720	720
Expense of stock issuance and registration	0	(7)	0	(7)	0	(7)
Net loss	0	0	(2,820)	(2,820)	(346)	(3,166)

BALANCES, March 31, 2010	7,410,976	$38,802	$(15,568)	$23,234	$473	$23,707

BALANCES, January 1, 2011	7,538,861	$39,627	$(28,218)	$11,409	$2,035	$13,444
Stock-based compensation	59,573	416	0	416	0	416
Issuance of stock on exercise of options	2,216	20	0	20	0	20
Issuance of stock to 401(k) plan	7,504	90	0	90	0	90
Equity contributions by non-controlling interest	0	0	0	0	250	250
Distributions to non-controlling interest	0	0	0	0	(3,029)	(3,029)
Expense of stock issuance and registration	0	(17)		(17)	0	(17)
Net income (loss)	0	0	(27,542)	(27,542)	2,779	(24,763)

BALANCES, March 31, 2011	7,608,154	$40,136	$(55,760)	$(15,624)	$2,035	$(13,589)

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Quarters Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,542)	$(2,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	185	139
Deferred tax benefit	(14,255)	(1,618)
Expenses paid with stock, restricted stock and stock options	506	396
Net equity in loss from unconsolidated entities	1,959	1,181
Non-controlling interest in income (loss) from subsidiaries	2,779	(346)
Changes in operating assets and liabilities:
Receivables, net	421	1,932
Assets held for resale	0	(526)
Prepaid expenses and other	(97)	577
Accounts payable	(455)	(1,137)
Accrued expenses and other liabilities	422	(43)
Accrued arbitration award and related liability	39,502	0
Deferred revenue	(1,240)	1,279

Net cash provided by (used in) operating activities	2,185	(986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment, patents and development projects	(1,060)	(58)
Principal payments received on note receivable	571	0

Net cash used in investing activities	(489)	(58)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	716	0
Non-controlling interest equity contributions	250	720
Distributions to non-controlling interest	(3,029)	0
Issuance of common stock and exercise of stock options	20	1,000
Stock issuance and registration costs	(17)	(7)

Net cash provided by (used in) financing activities	(2,060)	1,713

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(364)	669
CASH AND CASH EQUIVALENTS, beginning of period	9,696	1,456

CASH AND CASH EQUIVALENTS, end of period	$9,332	$2,125

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock and restricted stock issued for services	$506	$809

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

(1)	Basis of Presentation

ADA-ES, Inc. (“ADA”), its wholly-owned subsidiary, ADA Environmental Solutions, LLC (“ADA LLC”) and ADA’s 50% joint venture interest in Clean Coal Solutions, LLC (“Clean Coal”) are collectively referred to as the “Company”. The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning electric power generation industry. The Company generates a substantial part of its revenue from the sale of Activated Carbon Injection (“ACI”) systems, contracts co-funded by the government and industry and development and rental of equipment for the refined coal (“RC”) market. The Company’s sales occur principally throughout the United States.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial statements of ADA, ADA LLC and Clean Coal. We have eliminated all significant intercompany balances and transactions in consolidation.

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

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

(2)	Investments in Unconsolidated Entities

ADA Carbon Solutions, LLC

On October 1, 2008, the Company entered into a Joint Development Agreement (“JDA”), a Limited Liability Company Agreement (“LLC Agreement”), and other related agreements with Energy Capital Partners I, LP and its affiliated funds (“ECP”) and formed the joint venture known as ADA Carbon Solutions, LLC (“Carbon Solutions”) for the purposes of funding and constructing an activated carbon (“AC”) manufacturing facility in Red River Parish, Louisiana and similar projects. Carbon Solutions is principally engaged in development activities related to its AC business and selling of AC from its manufacturing facility (the “AC Facility”). Among Carbon Solutions’ various wholly-owned subsidiaries are ADA Carbon Solutions (Red River), LLC (“Red River”) and Crowfoot Supply Company, LLC (“Crowfoot Supply”).

Under the JDA and the LLC Agreement, the Company transferred the development assets and certain liabilities relating to the production, processing and supply of AC to the Company’s then wholly-owned subsidiaries Red River, Morton Environmental Products, LLC, Underwood Environmental Products, LLC and Crowfoot Supply and subsequently transferred the equity in these subsidiaries and certain contracts, goodwill and intellectual property relating to the AC supply business to Carbon Solutions as its $18.4 million initial contribution.

As of March 31, 2011, ADA owns a 24.1% interest in Carbon Solutions and ADA’s investment of $11.6 million is being accounted for under the equity method of accounting. Accordingly, the respective share of approximately $2.2 million of Carbon Solutions’ net loss for the quarter ended March 31, 2011 has been recognized in the consolidated statement of operations and the Company’s investment in Carbon Solutions has been reduced by its respective share of such loss.

Under the terms of the JDA, the Company is required to indemnify ECP and Carbon Solutions for certain damages and expenses they have incurred with respect to the Company’s litigation with Norit Americas, Inc. (“Norit”) (See Note 10). As of March 31, 2011, the Company has recorded a liability to Carbon Solutions of approximately $30.3 million related to such damages and expenses incurred by Carbon Solutions. Approximately $1.6 million of that amount relates to the interim award and has been classified as a current liability and is included in accrued arbitration award and related liability on the accompanying consolidated balance sheet. Approximately $28.7 million has been classified as non-current liabilities and is included in accrued indemnity on the accompanying consolidated balance sheet.

Following is unaudited summarized information as to the assets, liabilities and results of operations of Carbon Solutions:

	As of March 31, 2011	As of December 31, 2010
	(In thousands)
Current assets	$19,639	$40,589
Property, equipment and other long term assets	360,994	325,769

Total assets	$380,633	$366,358

Total liabilities	$231,669	$214,638

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
	(In thousands)
Net revenue	$4,751	$5,091
Net loss	$(9,004)	$(3,679)

Clean Coal Solutions Services

On January 20, 2010, the Company, together with NexGen Resources Corporation (“NexGen”), formed Clean Coal Solutions Services, LLC (“CCSS”) for the purpose of operating the RC facilities leased to a third party. The Company has a 50% ownership interest in CCSS (but does not control it) and the Company’s investment of $427,000 as of March 31, 2011 includes its share of CCSS income since its formation and is accounted for under the equity method of accounting.

Following is unaudited summarized information as to assets, liabilities and results of operations of CCSS:

	As of March 31, 2011	As of December 31, 2010
	(In thousands)
Current assets	$39,166	$34,534
Property and equipment	84	89
Other long-term assets	27,852	17,555

Total assets	$67,102	$52,178

Total liabilities	$23,056	$33,896

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
	(In thousands)
Net revenue	$15,144	$0
Net income – attributed to CCSS	$53	$0

(3)	Joint Venture and Transactions with NexGen Notes Receivable

In November 2006, the Company licensed its RC technology on an exclusive basis to the Clean Coal joint venture, which was formed in 2006 with NexGen, to market the RC technology. The operating agreement of Clean Coal requires NexGen and the Company to each pay 50% of the costs of operating Clean Coal and specifies certain duties that both parties are obligated to perform. Since its inception, we have been considered the primary beneficiary of this joint venture and have consolidated the accounts of Clean Coal. Clean Coal’s primary purpose is to put into operation facilities that produce RC that qualifies for Section 45 Tax Credits. Clean Coal qualified two facilities in 2009 for such purposes and monetized those facilities.

NexGen has the right to maintain its 50% interest in Clean Coal by paying the Company an additional $4 million. Under the terms of the agreement, as amended, NexGen has elected to retain its interest in Clean Coal by paying the Company up to $4 million (plus any accrued interest under the notes described below) as follows: (a) $1.8 million under NexGen’s two-year promissory notes issued to the Company in June 2010 (See Note 4), plus (b) 25% of cash distributions (other than for income taxes) due to NexGen from Clean Coal. NexGen’s promissory notes are payable out of 35% of cash distributions to NexGen from Clean Coal and are secured by NexGen’s interest in Clean Coal.

NexGen has made payments from cash that would otherwise be distributable to NexGen under the Clean Coal Operating Agreement. NexGen is not obligated to make those payments, but if it does not do so, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount of $4 million that it elects not to pay, if any. If NexGen fails to make any one payment, it cannot reclaim its interest by making later payments. In no event is the Company required to refund any of the cash payments made to the Company by NexGen. For the quarter ended March 31, 2011, approximately $571,000 in principal payments has been received on these notes receivable and additional payments totaling $188,000 have been received reducing the overall obligation from the original $4 million to $2.7 million.

Following is unaudited summarized information as to assets, liabilities and results of operations of Clean Coal:

	As of March 31, 2011	As of December 31, 2010
Primary assets of Clean Coal:	(In thousands)
Cash and cash equivalents	$770	$1,335
Accounts receivable, net	5,179	4,835
Property, plant and equipment, net including assets under lease	4,815	5,066
Development costs	1,144	215

Primary liabilities of Clean Coal:
Accounts payable and accrued liabilities	$740	$362
Deferred revenue, current	3,600	3,600
Deferred revenue, long-term	2,700	3,600

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
	(In thousands)
Net revenue	$6,079	$0

Net income (loss)	$5,264	$(683)

(4)	Notes Receivable

As described in Note 3, NexGen, the Company’s partner in Clean Coal is required to pay the Company up to $4 million in order to maintain its 50% interest in Clean Coal. In June 2010, NexGen executed notes payable to the Company for approximately $1.8 million with a due date of June 2012. Prior to that date, the Company expects to receive payments from NexGen based upon a portion of cash distributed to NexGen from Clean Coal, with a portion of that amount to be applied as payment on the notes and any additional amounts to be applied to the remainder of the total $4 million expected to be paid by NexGen. The notes and remaining balance are accruing interest at the rate of 5% per annum. Payments on the principal amount of the notes are expected to be received by the Company by the end of 2011.

(5)	Deferred Revenues

Deferred revenues consists of:

•	billings in excess of costs and earnings on uncompleted contracts;

•	unearned revenues on licensing of the Company’s intellectual property to Arch Coal(as discussed further below); and

•	deferred rent revenue related to Clean Coal’s lease of its RC facilities (also as discussed further below).

Arch Coal

In June 2010, the Company entered into a Development and License Agreement with Arch Coal, Inc. (“Arch”) in which the Company licensed, on an exclusive non-transferable basis, the use of certain of its technology to enhance coal by a proprietary coal treatment process and received a non-refundable license fee of $2 million in cash. The Company expects to recognize these revenues as the technology is further evaluated and developed and Arch realizes the benefits of the technology. As part of the agreement, Arch is required to purchase from the Company the chemicals required to enhance its coal. Future revenues of approximately $1 million are expected to be recognized during 2011 and are included in current deferred revenues.

Clean Coal

In June 2010, Clean Coal executed agreements to lease its RC facilities. These agreements provided for, among other things, a “prepaid rent payment” of $9 million for both facilities that was received before June 30, 2010.

Thus far in 2011, the Company has recognized $6.1 million in total rent revenues related to the RC facilities which includes $900,000 from the initial prepaid rent payment. Future revenues expected to be recognized with respect to the prepaid rent paid are included in deferred revenues for the current period, in accrued warranty and other liabilities for the long-term period, and consist of the following:

Twelve months ending March 31,	Revenue to be Recognized
(In thousands)
2012	$3,600
2013	2,700

Total	$6,300

(6)	Net Loss Per Share

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

All outstanding stock options (see Note 8) to purchase shares of common stock for the quarters ended March 31, 2011 and 2010 were excluded from the calculation of diluted shares as their effect is anti-dilutive.

(7)	Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in years	As of March 31, 2011	As of December 31, 2010
		(In thousands)
Machinery and equipment	3-10	$2,633	$2,497
Leasehold improvements	2-5	526	535
Furniture and fixtures	3-7	284	284
RC facilities under lease	10	4,577	4,725

		8,020	8,041
Less accumulated depreciation and amortization		(3,443)	(3,235)

Total property and equipment, net		$4,577	$4,806

	Quarter Ended March 31:
	2011	2010
	(In thousands)
Depreciation and amortization of property and equipment	$182	$206

(8)	Share Based Compensation

Since 2003, the Company has had several stock and option plans, including the Amended and Restated 2007 Equity Incentive Plan dated as of August 31, 2010 (the “2007 Plan”) and the ADA-ES, Inc. Profit Sharing Retirement Plan, which is a plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) described below. These plans allow the Company to issue stock or options for shares of common stock to employees, Board of Directors and non-employees.

Following is a table of options activity for the quarter ended March 31, 2011:

	Director & Employee Options	Weighted Average Exercise Price
Options outstanding and exercisable, January 1, 2011	213,920	$10.18
Granted	0	0.00
Exercised	(3,262)	13.80
Forfeited	0	0.00

Options outstanding and exercisable, March 31, 2011	210,658	$10.13

Following is a table of aggregate intrinsic value of options exercised and exercisable for the quarter ended March 31, 2011.

Aggregate Intrinsic Value of Options	Value	Average Market Price
Exercised, March 31, 2011	$48,200	$14.78

	Value	Market Price
Exercisable, March 31, 2011	$2,469,000	$21.85

Stock options outstanding and exercisable at March 31, 2011 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$2.80	8,165	$2.80	2.6
$8.60 - $10.20	143,743	$8.66	4.6
$13.80 - $15.20	58,750	$14.75	3.2

	210,658	$10.13	4.2

No options were granted and/or vested during the quarter ended March 31, 2011.

Although the Company adopted the 2007 Plan in 2007, it was further amended and restated as of August 31, 2010 to make non-material changes to assure Internal Revenue Code Section 409A compliance and to increase the non-management director annual grant limit to 15,000 shares of common stock from 10,000 shares. The 2007 Plan authorizes the issuance to employees, directors and non-employees of up to 790,372 shares of common stock, either as restricted stock grants or to underlie options to purchase shares of the Company’s common stock. Remaining shares available for issuance under the 2007 Plan are shown below.

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

Following is a table summarizing the activity under various stock issuance plans for the quarter ended March 31, 2011:

Stock Issuance Plans
	2007 Plan	401(k) Plan	Other Stock Plans
Balance available, January 1, 2011	93,943	183,794	12,065
Evergreen addition	44,593	0	0
Restricted stock issued to new and anniversary employees	(4,323)	0	0
Stock issued based on incentive and matching programs to employees	(21,495)	(7,504)	0
Stock issued to directors	(26,755)	0	(7,000)

Balance available, March 31, 2011	85,963	176,290	5,065

Expense recognized under the different plans for the quarter ended:	(In thousands)
March 31, 2011	$308	$90	$108

March 31, 2010	$630	$140	$39

Unrecognized expense under the different plans for quarter ended:	(In thousands)
March 31, 2011	$336	$0	$0

March 31, 2010	$208	$0	$0

A summary of the status of the non-vested shares under the 2007 Plan as of March 31, 2011 is presented below:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	92,936	$5.46
Granted	5,352	13.87
Vested	(1,075)	16.44
Repurchased	(1,029)	11.84

Non-vested at March 31, 2011	96,184	$5.81

(9)	Stockholders’ Equity

For the quarters ended March 31, 2011 and 2010, the non-controlling interest portion of stockholders’ equity consists of the non-controlling interest related to Clean Coal.

(10)	Commitments and Contingencies

Retirement Plan

The Company assumed a defined contribution and 401(k) plan covering all eligible employees as of January 1, 2003 which was revised in 2009, and makes matching contributions to the plan in the form of cash and its common stock. Such contributions for the quarter ended March 31, 2011, are as follows:

	As of March 31, 2011	As of March 31, 2010
	(In thousands)
Matching contributions in stock	$90	$140

Performance Guarantee on AC Injection Systems

Under certain contracts to supply ACI systems, the Company may guarantee the performance of the associated equipment for a specified period to the owner of the power plant. The Company may also guarantee the achievement of a certain level of mercury removal based upon the injection of a specified quantity of a qualified AC at a specified rate given other plant operating conditions. In the event the equipment fails to perform as specified, the Company may have an obligation to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company may have a “make right” obligation within the contract limits. The Company assesses the risks inherent in each applicable contract and accrues an amount that is based on estimated costs that may be incurred over the performance period of the contract. Such costs are included in the Company’s accrued warranty and other liabilities in the accompanying consolidated balance sheets. Any warranty costs paid out in the future will be charged against the accrual. The adequacy of warranty accrual balance is assessed at least quarterly based on the then current facts and circumstances and adjustments are made as needed. The changes in the carrying amount of the Company’s performance guaranties are as follows:

	2011	2010
	(In thousands)
Balance as of January 1	$612	$604
Performance guaranties accrued	22	34
Expenses paid	(49)	(23)

Balance as of March 31	$585	$615

In some cases, a performance bond may be purchased and held for the period of the warranty that can be used to satisfy the obligation. At March 31, 2011, the Company had a standby letter of credit for $105,000 related to an installation of an ACI system. This commitment was not recorded on the Company’s consolidated balance sheet, as the Company does not expect the funds to be called upon under the letter of credit.

Line of Credit

Clean Coal has available a revolving line of credit with a bank for $10 million that is secured by substantially all assets of Clean Coal (including the interests it owns in its subsidiaries). The line of credit expires in March 2013 and requires quarterly interest payments. Borrowings under the line of credit bear interest at the higher of the “Prime Rate” (as defined in the related credit agreement) plus one percent (1%) or 5% per annum. At March 31, 2011, the outstanding balance on the line of credit was $716,000 and the effective interest rate was 5% per annum. Borrowings under the line of credit are subject to certain financial covenants applicable to Clean Coal.

Litigation

The Company is involved in litigation with Norit. The Norit lawsuit initially filed in Texas was moved to arbitration, and on April 8, 2011, the arbitration panel issued an interim award holding ADA liable for approximately $37.9 million for a non-solicitation breach of contract claim and held ADA and certain other defendants liable for royalties on adjusted sales of AC from the Red River plant. The payment schedule for the awarded obligations is expected to be determined when the final award is issued by the arbitration panel within the next few months. The Company expects to record a liability for the royalty payments based on its expected future ownership in Carbon Solutions and its value, and projected future sales from Red River. Approximately $1.6 million has been recorded for the quarter ended March 31, 2011 related to the projected liability for royalty payments through 2011.

The Company has accrued current liabilities of approximately $6.5 million which is included in accrued arbitration award and related liability and a long-term liability of approximately $33 million which is included in accrued arbitration award on the accompanying consolidated balance sheet related to these awards. The final award will also address the potential for payment of legal fees incurred by Norit. The Company has made no accrual for potential payment of any such legal fees as such amounts, if any, cannot be determined at this time.

Carbon Solutions

In 2008, the Company made certain guaranties and undertook other obligations related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded on the Company’s consolidated balance sheet as the Company does not expect such guaranties and obligations to be called upon.

Summaries of the guaranties and obligations related to Carbon Solutions are as follows:

As of March 31, 2011
(In thousands)
AC Facility construction contract[1]	$13,300
Equipment contracts[2]	4,300
Sales contract A guarantee[3]	10,000
Sales contract B guarantee[4]	1,000

Total guaranties and obligations	$28,600

[1]

The Company has guaranteed all amounts owed by Red River under its construction contract for the AC Facility. The amount shown is the approximate remaining obligation under the contract. Red River can terminate this contract at any time and would be liable for certain items. The general contractor for the AC Facility has filed a lien on the AC Facility and a statement of claim against Red River and ADA totaling $21 million related to dispute of contract costs.

[2]

Red River entered into four contracts with an independent equipment supplier for the purchase of certain equipment. A parent guaranty is applicable to both the Company and our partner in the joint venture. The amount shown is the approximate remaining obligation remaining under these contracts. Red River may terminate these contracts at any time and would be liable for certain items.

[3]

The Company has also guaranteed the obligations of Red River under an amended sales contract with a major electric power generating company. Both parties are entitled to require specific performance of the other in limited circumstances when the cover remedies prove inadequate. No later than five business days after the third party debt financing portion for the AC Facility is obtained, each party is obligated to deliver to the other a $10 million standby, unconditional, irrevocable letter of credit to secure the obligations to the other party in the event of default.

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

Under the terms of the JDA, the Company is required to indemnify ECP and Carbon Solutions for certain damages and expenses they incur with respect to the Company’s litigation and arbitration with Norit discussed above and described below in Part II, Item 1.

Under terms of agreements with Carbon Solutions, as amended in August, 2009, Red River has agreed to reimburse the Company and ECP in the event they are required to make payments related to any of the above noted guaranties and guaranties provided by ECP and has granted a secured interest in its assets to ADA and ECP to secure the reimbursement agreement and any loans ECP makes to Red River. Carbon Solutions has guaranteed the obligations of Red River under the reimbursement and loan agreement and has pledged its equity interest in Red River to the Company and ECP as security for this guaranty. The Company has assigned its rights under these agreements to ECP, and any amounts payable to the Company would be paid directly to ECP until ECP’s preferred equity in Carbon Solutions is fully redeemed or converted and all loans to Red River have been paid in full.

Following is a summary of contributions made by ECP:

	As of March 31, 2011	As of December 31, 2010
	(unaudited , in thousands)
Preferred equity contributions	$87,818	$89,300
Loans to Red River by secured notes bearing interest at 12% per annum compounded quarterly.	$175,700	$193,800

Clean Coal

The Company also has certain obligations in connection with the activities of Clean Coal. Summaries of the guaranties and obligations related to Clean Coal as of March 31, 2011 are as follows:

The Company, NexGen and two entities affiliated with NexGen have provided the lessee of its RC facilities with joint and several guaranties (the "CCS Party Guaranties") guaranteeing all payments and performance due under the related transaction agreements. The Company also entered into a contribution agreement with NexGen under which any party called upon to pay on a CCS Party Guaranty is entitled to receive contribution from the other party equal to 50% of the amount paid.

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

(11)	Business Segment Information

The following information relates to the Company’s three reportable segments: Emission control (“EC”), CO2 capture (“CC”) and Refined Coal (“RC”). All assets are located in the U.S. and, other than RC segment assets that include assets under lease and other development costs totaling $5.9 million at March 31, 2011 and $5.3 million at December 31, 2010, are not evaluated by management on a segment basis. All significant customers are U.S. companies.

	Quarter Ended March 31,
	2011	2010
	(In thousands)
REVENUE:
EC	$2,033	$3,064
CC	348	803
RC	6,086	0

Total	$8,467	$3,867

SEGMENT PROFIT (LOSS):
EC	$736	$930
CC	14	498
RC	5,566	(645)

Total	$6,316	$783

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Total segment profit	$6,316	$783
Non-allocated general and administrative expenses	(4,281)	(4,191)
Depreciation and amortization	(185)	(209)
Interest, other income and other expenses	(38,910)	19
Net equity in net loss from unconsolidated entities	(1,959)	(1,181)
Deferred income tax benefit	14,256	1,613
Net (income) loss attributable to non-controlling interests	(2,779)	346

Net loss attributable to ADA-ES, Inc.	$(27,542)	$(2,820)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to any one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, legal fees, audit fees and corporate governance expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words or phrases such as “anticipates,” “believes,” “hopes,” “expects,” “intends,” “plans,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	when final Maximum Achievable Control Technology (“MACT”)- based mercury and other regulations or pollution control requirements become effective and the impact of such regulations;

(b)	expected growth and anticipated opportunities in our target markets;

(c)	expected supply and demand for our products and services;

(d)	continued funding by Congress of our Department of Energy (“DOE”) CO2 projects, including industry cost share of such projects;

(e)	the effectiveness of our technologies;

(f)	expected timing of conducting additional demonstrations of our technology and completing a supply agreement with Arch Coal, Inc. (“Arch Coal”);

(g)	the timing of awards of, and work under, our contracts and agreements and their value and their availability;

(h)	expected production levels at our two refined coal (“RC”) facilities owned by Clean Coal Solutions, LLC (“Clean Coal”) and leased to a third party;

(i)	our ability to develop, place into service, generate Section 45 tax credits and profitably sell, lease and/or operate additional RC facilities;

(j)	possible changes in the level of our ownership of ADA Carbon Solutions, LLC (“Carbon Solutions”), our joint venture with Energy Capital Partners (“ECP”);

(k)	the expected costs, capacity of, timing of full operational capacity and anticipated sales levels at the activated carbon (“AC”) facility built by ADA Carbon Solutions (Red River), LLC (“Red River”);

(l)	the willingness and ability of ECP to continue to fund operations of the AC Facility through contributions and loans to Carbon Solutions and its subsidiaries;

(m)	whether the guaranties and commitments the Company has made will be called upon;

(n)	timing and amounts of or changes in future revenues, funding for our business and projects, margins, expenses, earnings, dividends, tax rate, cash flow, working capital, liquidity, the value of recorded intangibles and other financial and accounting measures;

(o)	timing and amount of payment obligations relating to the Norit arbitration, our ability to pay those obligations and the impact of the resolution of the Norit arbitration and related payment obligations; and

(p)	the materiality of any future adjustments to previously recorded revenue as a result of DOE audits.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, our inability to satisfactorily resolve the Norit arbitration and related indemnity claims; adverse outcomes in current and future legal proceedings; lack of working capital to operate our businesses, pay ongoing legal expenses and satisfy our obligations relating to the Norit legal proceedings; timing of new and pending regulations and any legal challenges to them; the government’s failure to enact legislation, promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address expected growth in our target markets; loss of key personnel; failure to satisfy performance guaranties; risks related to Carbon Solutions, including the willingness and ability of ECP to continue to fund costs of operating Carbon Solutions; ECP’s conversion of outstanding loans to Red River or preferred equity to ordinary capital contributions in Carbon Solutions; demand by ECP of payment on its loans to Red River or our indemnity obligations to it or Carbon Solutions; ECP’s control of Carbon Solutions and potential further dilution of our interest; failure to satisfy conditions in our existing agreements; inability of Carbon Solutions to obtain necessary permits for its mining operations or for new AC production facilities; inability of Carbon Solutions to respond to the expected increase in demand for AC through the construction of additional AC facilities or our inability to participate in such projects due to lack of funds or otherwise; the failure of the facilities leased by Clean Coal to continue to produce coal that qualifies for Internal Revenue Service (“IRS”) Section 45 tax credits; termination of the leases of such facilities; decreases in the production of RC by the lessees of Clean Coal’s RC facilities; plant outages; seasonality; failure of Clean Coal to build and place additional RC facilities in service by January 1, 2012; availability of raw materials and equipment for our businesses; our inability to realize our deferred tax assets; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our Annual Report on Form 10-K and in Item 1A of this Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements made in this report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

We develop, offer and implement proprietary environmental technology and market specialty chemicals to the coal-burning electric utility industry, to the Portland cement industry and to industrial boiler operators. We have three operating segments: emission control (“EC”); CO2 capture (“CC”) and refined coal (“RC”). The EC segment includes the supply of emission control systems including powdered activated carbon injection (“ACI”) systems, acid gas mitigation systems and the sale of specialty chemicals, equipment and services for flue gas conditioning projects, the licensing of certain technology, consulting services related to such matters and other applications. The CC segment includes projects relating to the CO2 capture and control market, including projects co-funded by government agencies, such as the DOE. The RC segment includes revenues from the leasing of two facilities and the development and sale of technology, services and equipment for the RC market.

We conduct research and development efforts in CO2 capture and control from coal-fired boilers. On September 30, 2010, we signed our second significant contract related to CO2 capture with the DOE, which is scheduled to continue through the end of 2014. We are marketing our RC technology, services and equipment through our 50% interest in our Clean Coal joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation. We currently own two RC facilities through Clean Coal which leases them through its subsidiaries to a subsidiary of a major financial institution. The two RC facilities are operated by Clean Coal Solutions Services, LLC (“CCSS”), a Colorado limited liability company owned 50% by us and 50% by NexGen. In addition, the Carbon Solutions joint venture, of which we owned 24.1% as of March 31, 2011, has commenced commercial operations at its newly constructed AC Facility whose production is focused primarily for emissions control applications related to mercury emissions from coal burning utilities. References to Carbon Solutions include its wholly-owned subsidiaries including Red River and Crowfoot Supply Company, LLC (“Crowfoot Supply”).

Emission Control

Environmental Legislation and Regulations

Mercury has been identified as a toxic substance and, pursuant to a court order, the U.S. Environmental Protection Agency (“EPA”) issued regulations for its control from power plants in March 2005, which was known as the “Clean Air Mercury Rule” or “CAMR.” CAMR had been subject to significant challenges since it was issued and was ultimately declared invalid. In April 2010, the U.S. District Court of Appeals of the District of Columbia approved the consent agreement reached last year between EPA and a coalition of public health and environmental groups that sued in 2008 to force the agency to set tighter emission limits. That settlement requires EPA to issue a final rule requiring strict plant-specific controls for power plants' toxic air pollutants no later than November 16, 2011. On March 16, 2011, the EPA issued a draft of the Proposed Mercury and Air Toxics Standards rules, a MACT based hazardous pollutant regulation, which provides for among other provisions, control of mercury, organics and volatile metals such as arsenic, selenium and acid gases such as HCl and other Hazardous Air Pollutants (“HAPs”) (the “Air Toxics Rule”). The proposed rule was officially listed by EPA in the Federal Register on May 5, 2011 with comments due back on July 5, 2011. The draft Air Toxics Rule standard is based upon the average of the best-performing 12% of power plants and only allows minimal averaging or trading. The Air Toxics Rule proposed a limit for mercury emissions that will require capture of 80% to 90% of the mercury in the coal burned in electric power generation boilers. While the new regulations will require additional emission control equipment, the EPA estimates a small percentage of the current generation fleet will be forced to retire due to the cost of complying with the regulations.

In addition to the electric power generators, EPA has developed a MACT-based mercury emissions regulation for the Portland Cement Industry through proposed amendments to the National Emission Standards for HAPs for the Portland Cement Manufacturing Industry (the “Cement MACT”). The Cement MACT regulation was finalized on September 9, 2010. This regulation requires cement plants to reduce HAPs by 2013 including 92% of mercury and 83% of hydrocarbons. This regulation could require ACI systems on up to 90 cement kilns in the U.S., which are owned by approximately 15 companies. We have been engaged in several testing programs for cement companies to define their emissions and evaluate how our ACI equipment and sorbents will work in that industry. The tests were designed to evaluate the effectiveness of collecting mercury and organics from cement kiln exhaust gas streams. We believe the Cement MACT will increase the market for both ACI systems and AC.

The EPA has also issued a new MACT regulation for coal-fired boilers that provide mostly steam and/or electricity for small industrial and institutional power needs with no more than 25 MW of electricity sold to the grid (the “Industrial Boiler MACT”). The final regulation, which is under reconsideration for the wide variety of boiler types and fuels used, was released on February 23, 2011, with compliance deadlines in early 2014. The Industrial Boiler MACT could impact over 600 existing coal-fired industrial boilers. The final emission limit of 4.6 pounds of mercury per Trillion BTU for existing and two pounds per Trillion BTU for new coal-fired industrial boilers will on average require < 50% capture of mercury from coal-fired boilers burning various coals. We believe the final Industrial Boiler MACT could increase the market for ACI systems by several hundred and the associated AC by approximately 50 million pounds per year when considering the requirement to control both mercury and dioxin/furans under this final rule that can be controlled by use of activated carbon injection. These totals could be even higher, when considering that 400 or more biomass and wood fired boilers are also covered under this regulation. We are in discussions with several companies that own and operate a number of industrial boilers regarding how our technologies can help such companies comply with the new regulations.

The Clean Air Act requires that all emission control related regulations be met within 36 months. We believe that substantial long-term growth of the EC market for the electric power generation industry will most likely depend on how industry chooses to respond to the pending and new federal regulations. In general, all three of these regulations are less stringent than expected, meaning more flexibility in choosing low capital expense control technologies and fewer forced retirements from having to install large capital equipment, such as scrubbers and baghouses. We anticipate the final federal MACT regulations will create a large market for our mercury control products beyond 2011. We expect that as many as 1,200 existing coal-fired boilers will be affected by such regulations, if and when they are fully implemented. We believe that the Air Toxics Rule will be made final by the November 2011 deadline. Many power companies recognize the urgency of these pending regulations, and as a result we are contracting with power plants to evaluate mercury control options at a number of their plants. Utilities need to know as soon as possible whether their existing EC components are sufficient to meet the new test limits with the installation of ACI and dry sorbent injection (“DSI”) systems. If they need to upgrade their equipment with new fabric filters or possible scrubbers, they need to quickly begin procurement of that large capital equipment. This could result in near-term ACI demonstration revenue, puts us in close contact with companies that could purchase ACI equipment and could result in long-term contracts for AC.

In addition to the U.S. market, we are seeing market potential in the six Canadian provinces that have passed their own mercury control regulations.

ACI Systems and Services

To date, we have installed or are in the process of installing 47 ACI systems. Some market demand continues in 19 states and six Canadian provinces that either have passed their own mercury control regulations or have entered agreements with power plants to reduce mercury emissions for new power plants. We remain active in the bid and proposal process and expect the number of awards this year to remain flat or decline compared to last year. Although we expect the equipment market to continue to be static in 2011, we believe we have the opportunity for significant revenue growth for our EC products and services when final federal regulations or legislation affects a significant portion of previously uncontrolled and existing boilers. Given the current expected timing for finalization of the Air Toxics Rule, we anticipate the need for 500 to 700 ACI systems to be supplied between 2012 and 2015, which would require rapid scale-up of our production capabilities to maintain our approximate 30% market share. For an average Electric Generating Unit, the ACI equipment costs are between $600,000 and $1 million. We are expanding our sales staff as well as our engineering design group and fabrication collaborations to meet this market. We believe contracts for ACI systems will not begin to be awarded until later this year when the rule is made final, but we are already in discussions with some utilities about early fleet-wide procurement.

We have developed and are offering commercial systems to inject dry alkali sorbents for control of acid gases such as SO3 and HCl as well as for control of the criteria pollutant SO2. DSI systems, which cost approximately $2 to $3 million for an average size plant, provide a low-capital cost alternative to scrubbers for meeting certain provisions of the Air Toxics Rule and the upcoming Clean Air Transport Rule, which was proposed by the EPA on July 6, 2010 (the “Transport Rule”). The Transport Rule would replace the EPA’s 2005 Clean Air Interstate Rule and would require 31 states and the District of Columbia to significantly improve air quality by reducing power plant SO2 and nitrogen oxide emissions that contribute to ozone and fine particle pollution in other states. We conducted full-scale tests of this equipment in 2010 and for the past year ADA has been demonstrating DSI equipment for the control of SO2 and SO3 on plants burning bituminous, PRB, and lignite coals. The DSI approach is also a low-cost option for utilities for meeting the particulate matter standard proposed in the Air Toxics Rule because dry sorbents can capture condensable material that are part of the regulated particulate matter emissions. Experts have predicted that up to a quarter of the 1,200 plus coal fired boilers could be forced to shut down if they were required to add scrubbers and selected catalyst reduction systems which can cost $200 to $300 million per installation.

We are investigating, developing and providing services and systems to measure and mitigate acid gases from coal fired boilers. These acid gas emissions are often the unintended result of the retrofit and operation of NOx control technology on medium to high sulfur coal-fired boilers.

Arch Coal Development and License Agreement for Enhanced Coal

Since 2004, we have been working with Arch Coal to explore certain unique characteristics of some types of coals produced by Arch Coal that allow them to be burned with lower emissions. We believe a recent technical breakthrough provides a potential means to obtain similar performance improvements from all of Arch Coal’s Powder River Basin (“PRB”) coals. As a result on June 25, 2010, we entered into a Development and License Agreement (the “License Agreement”) with Arch Coal. Pursuant to the License Agreement, we provided Arch Coal with an exclusive, non-transferable license to use certain technology to produce “Enhanced Coal” by the application of ADA’s proprietary coal treatment technology for coal mined by Arch Coal at mines and sites located in the PRB. We expect that the technology will reduce certain emissions from the burning of the PRB coal, which should help to meet the Air Toxics Rule regulation. Pursuant to the License Agreement, we are providing development services to Arch Coal aimed at applying the technology to the PRB coal. In addition, if we develop improvements to the technology that are related to the reduction of certain emissions from the burning of PRB coal, that technology will either be included in the license at no additional cost, or, under certain circumstances, we will negotiate with Arch Coal to determine if Arch Coal wants to use the additional improvements. We retain all right, title and interest, including all intellectual property rights, in and to any technology we license to Arch Coal. The initial demonstration of coal treated at the mine and shipped by rail to a power plant produced promising results.

In consideration for the development work and the license to Arch Coal, Arch Coal paid us an initial, non-refundable license fee in cash of $2 million in June 2010 and we have recognized $333,000 of such amount as revenue for the quarter ended March 31, 2011 in addition to amounts recognized in 2010. Arch Coal may be obligated to make royalty payments to us that could amount to as much as $1 per ton of the premium for “Enhanced Coal” sold by Arch Coal, depending upon the successful implementation of the technology and the premium Arch Coal is able to charge on future sales of the “Enhanced Coal” product. Arch Coal currently produces more than 100 million tons of PRB coal per year. Any royalty ultimately payable under the License Agreement will first be subject to credit to Arch Coal of an amount equal to the initial license fee, other development and operational costs paid by Arch Coal plus a rate of return on such payments.

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

In recent tests we have shown that we can enhance PRB coal at the mine and achieve mercury reductions when the coal is burned at power plants. Based upon these results, Arch Coal is planning on sending additional trainloads of the coal to different plants to show the capabilities of this new product that we believe provides a $2 to $4 per ton benefit of coal to the power plants. The proposed Air Toxics Rule could create a market for a significant percentage of the greater than 100 million tons per year of PRB coal mined by Arch. Additional demonstrations are planned during the remainder of 2011.

As a part of entering into the License Agreement we agreed to negotiate and enter into a Supply Agreement under which Arch Coal will purchase the chemicals described in the License Agreement exclusively from us. We expect to negotiate the final terms of the Supply Agreement in the next six months.

CO2 Capture

In addition to our two key growth areas, emissions control and RC, we continue to demonstrate our position as a premier developer of innovative clean energy technologies. Control of CO2 from coal-fired power plants is currently a topic of discussion in Washington and a significant issue for the coal industry as a result of the impact of CO2 emissions on climate change. We see this as an opportunity and have begun developing technologies to address the needs of our customers through reduction of CO2 generation and CO2 capture.

DOE is funding CO2 control projects related to our business and on September 30, 2010, we signed a new contract with them to continue development of clean coal technology to capture CO2 from coal-fired power plants and other industrial sources of CO2 emissions. We are the prime contractor for the approximately $19 million project administered by DOE’s National Energy Technology Laboratory which is providing $15 million of the funding. We expect approximately $4 million in co-funding and support to be provided by several major electric power generation companies including Southern Company, Luminant and the Electric Power Research Institute, Inc. The project provides funding to advance our commercialization plan for regenerable solid-sorbent technology, which is designed to capture CO2 generated by coal-fired power plants.

In 2010 we began the first field tests of our CO2 control technology on a $3.8 million program co-funded by DOE, as well as several major forward-thinking utility companies. The initial results at a plant confirmed the promising performance we had demonstrated in our laboratory. The pilot plant was moved to another plant for additional testing. Once captured, the CO2 could be either stored underground (sequestration) or beneficially used in processes such as enhanced oil recovery. This capture technology appears to offer potential cost and energy advantages over competing liquid-solvent-based technologies.

In October 2010 we began work on the new DOE CO2 project, which is expected to run for a total of 51 months to scale-up the technology to the one-megawatt level, which is a key step in the technology development process. This contract will not only fund research and development (“R&D”) on this technology, but it is expected to provide significant contributions to our revenue and margin over the next four plus years.

We anticipate that DOE programs will continue to represent an important component of the revenue stream of the Company over the next several years as we position ourselves for the market growth for ACI systems, enhanced coal and related technology with Arch Coal and other technologies for emissions control.

Refined Coal

Environmental Legislation and Regulations

Clean Coal’s primary opportunity is based on certain tax credits that are available under Section 45 of the Internal Revenue Code (“Section 45 tax credits”), as it was amended by the American Jobs Creation Act of 2004, the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and most recently, the Tax Relief and Job Creation Act of 2010. In December 2009, the IRS issued guidance as to the specifics concerning how the emissions reductions are to be measured and certified to demonstrate compliance necessary to qualify for the tax credits. Clean Coal placed two RC facilities in service prior to January 1, 2010 and demonstrated the required emission reductions for their RC product to qualify for the tax credits. As a result of the 2010 legislation, we are pursuing strategic relationships to sell or lease several additional facilities during 2011 with a potential of up to 16 total facilities. Thus far Clean Coal has made commitments to build the generic portions of 10 facilities to address its anticipated opportunities. The tax credits amount to an annually escalating $6.33 per ton of RC for a period of ten years for facilities placed in service prior to January 1, 2012.

Clean Coal Existing Facilities

On June 29, 2010, Clean Coal executed contracts in which the two RC facilities were leased to GS RC Investments LLC, the lessee. The leases have base terms that run through December 31, 2012 (the “Initial Term”), and automatically renew for annual terms through the end of 2019. The other 50% of Clean Coal is owned by NexGen and the two RC facilities are owned, respectively, by two special purpose entities (the “Lessors”). Clean Coal owns 95%, and we and NexGen each own 2.5% of the Lessors. The lessee has entered into supply agreements for each RC facility pursuant to which it supplies RC to the applicable power plant owner. CCSS (subject to oversight by the lessee) operates and maintains the RC facilities under two Operating and Maintenance Agreements entered into with the lessee as part of the transaction. In addition to reimbursement for costs incurred, CCSS receives a fee of $.08 per ton of coal processed through the RC facilities for its services. The lessee pays the costs for operating and maintaining the RC facilities, subject to certain limitations. CCSS also arranges for the purchase and delivery of certain chemicals necessary for lessee’s production of RC under two supply agreements entered into with the lessee as part of the transaction. CCSS receives a fee for its services in the amount of 5% of the cost of chemicals and transportation costs. The term of each supply agreement runs coincident with the leases.

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

In order to maintain our 50% interest in Clean Coal, we are obligated to fund half of its operating costs and capital expenditures. We expect the operations of the facilities to generate sufficient working capital to meet their operating needs. On March 31, 2011, Clean Coal entered into a credit agreement with a bank for $10 million that is secured by substantially all assets of Clean Coal (including the interests it owns in its subsidiaries) (the “Line of Credit”). The Line of Credit expires in March 2013 and requires quarterly interest payments. Borrowings under the Line of Credit bear interest at the higher of the “Prime Rate” (as defined in the related credit agreement) plus one percent (1%) or 5% per annum. At March 31, 2011, the outstanding balance on the Line of Credit was $716,000, and the effective interest rate was 5% per annum.

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

In September 2010, the RC facilities ramped up production to expected continuous levels and are now treating over 95% of the available coal used by the four generating units at the two power plants. During the first quarter of 2011, these two units generated over $6 million in consolidated revenues for ADA. These production levels are expected to generate between approximately $15 to $20 million per year in revenues and, after deduction of NexGen’s 50% share, between approximately $7 to $10 million in pre-tax cash flow and operating income, or approximately $1 per diluted share annually for ADA through 2019 (assuming no significant change in outstanding number of shares).

Pursuant to the American Recovery and Reinvestment Act of 2009 for qualifying RC and the Tax Relief and Job Creation Act of 2010 which extends the placed-in-service deadline to January 1, 2012, Clean Coal has committed to building the core equipment for ten new RC facilities, each capable of producing one to five million tons of RC per year, with the first units becoming available in June. Clean Coal is scheduled to install and test the first five of these units in June, July, and August at plants burning over 15 million tons of coal per year. As these demonstrations are completed, contract discussions between the utilities and the financial institution monetizing the tax credits will take place to move the projects toward full-time operation to produce RC. On units 6 through 10, we are well along in discussions with utilities to put in place contracts to test these units at five other power plants. If we feel there is a market for RC beyond these first ten facilities, we will need to make commitments to build additional RC facilities over the next several months.

Clean Coal is financing the construction and installation of the RC facilities with the Line of Credit. In addition, we are negotiating terms with monetizers to provide advance payments of rent once the facilities are placed in service and become operational.

Carbon Solutions

Carbon Solutions, our joint venture company with ECP, has constructed the AC Facility through its wholly owned subsidiary Red River. The AC Facility, which achieved commercial operation in May 2010, is operating and currently supplying customers with AC. In the second half of 2010 the AC passed certification testing that will allow it to be sold into the water market.

Under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) of Carbon Solutions among ECP and ADA, we have contributed $25.6 million in cash and other property and ECP has contributed cash of $175.7 million, including preferred equity contributions of $87.8 million, through March 31, 2011. Effective June 2009 and since that date, ECP converted some of its preferred equity contributions to ordinary capital contributions resulting in a dilution of our ownership percentage to 24.1% as of March 31, 2011 and as a result, we include our share of Carbon Solutions’ loss under the equity method of accounting. Our initial investment combined with our share of Carbon Solutions’ cumulative losses to date has resulted in a net investment in Carbon Solution of $11.6 million as of March 31, 2011. We do not have any further capital commitments to Carbon Solutions, and expect that all future funding for the AC Facility will come from ECP and third-party debt financing. See “Liquidity and Capital Resources” below for additional information.

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

In addition, we provide certain services to Carbon Solutions under a Master Services Agreement (“MSA”). Sales and other revenues under the MSA totaled $30,000 and $112,000 for the quarters ended March 31, 2011 and 2010, respectively, which amounts are included in EC revenues in the accompanying consolidated statement of operations.

Results of Operations – 1st Quarter 2011 versus 1st Quarter 2010

Revenues totaled $8.5 million for the quarter ended March 31, 2011 versus $3.9 million for the same period in 2010, representing an increase of 119%. The change is due to an increase in our RC segment offset by lower EC and CC segment revenue. We expect overall revenues for the rest of the year to be higher than those reported for the 2010 period primarily as a result of the impact from the RC segment.

Cost of revenues for the quarter ended March 31, 2011 decreased by $1.2 million representing a 48% decrease from the same period in 2010 primarily as a result of decreased revenues in our EC and CC segments and lower RC segment costs as described below. Gross margin was 85% for the quarter ended March 31, 2011 and 35% for the same period in 2010. The increase primarily reflects the increased RC margins and revenues as described below. For the near term, we expect the sales related to the RC segment to represent an increasing source of revenues, for which the anticipated gross margins are higher than our EC and CC segments. As a result, we expect the gross margin for 2011 to be higher than the overall margin realized in 2010.

Emission Control

Revenues in our EC segment totaled $2 million for the quarter ended March 31, 2011, representing a decrease of 34% from the same period in 2010. The amounts reported exclude the work ADA has conducted for Clean Coal, as further described below, which was eliminated in our consolidation. Revenues from the EC segment for the quarter ended March 31, 2011 were comprised of sales of ACI systems and services (33%), flue gas chemicals and services (20%) and other services (47%), compared to 80%, 3%, and 17%, respectively, for the same period in 2010. For the near term, we expect the consulting services in our EC segment to increase as a percentage of EC revenues as the industry seeks to analyze and evaluate the probable MACT regulations in addition to increased revenues related to our technical breakthrough related to PRB coal. We expect our EC segment revenues related to ACI systems to remain at static levels until such time as utilities, cement plants and industrial boilers start to react to the new and anticipated Federal MACT regulations. We expect overall gross margins for the EC segment for 2011 to be lower than levels achieved in 2010.

Our consulting revenues increased approximately $439,000 during the first quarter of 2011 as compared to the same period in 2010 as we began demonstration and other work related to recent change with the MACT regulations and includes revenue from our Arch Coal non-refundable license. Our consulting revenues contributed approximately $941,000 during the first quarter of 2011 and we expect our consulting revenue to increase as a percentage of EC revenues during 2011 as several customers are seeking advice and evaluation studies on how best to comply with the finalized MACT regulations.

As of March 31, 2011, we had contracts in progress for work related to our EC segment totaling approximately $2.6 million, of which we expect to recognize a significant portion in 2011, with the balance to be completed and realized in 2012. Our ACI systems revenues totaled $653,000 in the quarter ended March 31, 2011, representing a decrease of 73% compared to the same period in 2010. In the EC segment, we performed work related to RC systems provided to Clean Coal valued at $112,000 for the quarter ended March 31, 2011, compared to $528,000 for the same period in 2010, which would otherwise be recognized as revenue but was eliminated in the consolidation of Clean Coal.

Cost of revenues for the EC segment decreased by $986,000 for the first quarter of 2011 compared to the same period in 2010, primarily as a result of the decreased revenue-generating activities from our ACI system sales. Gross margin for the EC segment was 59% for the first quarter of 2011 compared to 41% for the same period in 2010. The increase in gross margin from the prior year was primarily a result of cost savings from original budgeted amounts when the contracts commenced.

EC segment profits decreased by $194,000 or 21% for the quarter ended March 31, 2011 compared to the same period in 2010. The decrease was primarily a result of decreased ACI systems sales.

CO2 Capture

Revenues in our CC segment totaled $348,000 for the quarter ended March 31, 2011, representing a decrease of 57% from the same period in 2010. We had outstanding DOE contracts, including anticipated industry cost share in progress totaling approximately $18.5 million as of March 31, 2011. We expect to recognize approximately $2.1 million from these contracts during the remainder of 2011 including participation by other industry partners. As discussed above, on September 30, 2010 we signed a contract on a DOE project totaling approximately $19 million (including expected contributions by other industry partners).

Cost of revenues for the CC segment increased by $19,000 or 7% for the quarter ended March 31, 2011, primarily from our increased cost share on the initial CO2 project. Gross margin for this segment was 19% for the quarter ended March 31, 2011 compared to 67% for the same period in 2010. The decrease in gross margin from 2011 to 2010 is due primarily to the decrease in work being performed under these projects and lower cost share participation from third parties. We expect the overall gross margin for the CC segment for fiscal year 2011 to be lower than the levels achieved in 2010, due to the mixture of direct costs (labor versus equipment) associated with this segment.

CC segment profits decreased by $484,000 or 97% for the quarter ended March 31, 2011 as compared to the same period in 2010. The decrease was primarily the result of decreased activities related to our development of CO2 capture technology in 2011.

Our contracts with the government are subject to audit by the federal government, which could result in adjustments to previously recognized revenue. Our historical experience with these audits has not resulted in significant adverse adjustments to amounts previously received; however the audits for the years 2004 and later have not been finalized. We believe, however, that we have complied with all requirements of the contracts and future adjustments, if any, will likely not be material. In addition, the federal government must appropriate funds on an annual basis to support DOE contracts, and funding is always subject to unknown and uncontrollable contingencies.

Refined Coal

Revenues in our RC segment totaled $6.1 million for quarter ended March 31, 2011. There were no similar revenues during the same period in 2010 as the facilities were not placed into routine operations until the end of the second quarter of 2010. The first two systems are expected to produce approximately 6 million tons of RC annually, qualifying for the present $6.33 per ton federal tax credit through 2019. We expect our quarterly revenues to fluctuate based on seasonal variations in electricity demand as well as planned and unplanned outages required by the power plants for equipment repair and maintenance.

Cost of revenues for the RC segment decreased by $251,000 or 59% for the quarter ended March 31, 2011 as compared to the same period in 2010 as we had increased our efforts earlier in 2010 in further developing the technology and modifying the equipment. Costs of revenues are expected to stabilize as the existing RC facilities settle into routine operations. We expect future RC margins to be at a level near 95%.

RC segment profits increased by $6.2 million or 963% for quarter ended March 31, 2011 as compared to the same period in 2010 as the two facilities were leased and placed in routine operation in the middle of 2010.

Other Items

General and administrative expenses increased by $237,000 or 5% to approximately $4.8 million for the quarter ended March 31, 2011 as compared to the same period for 2010. The dollar increase in 2010 resulted primarily from legal costs related to our legal proceedings with Norit as described below in Part II, Item 1 of this report, which comprise approximately 42% of the overall general and administrative expense for the first quarter of 2011 compared to 62% for the same period in 2010. We expect non-routine legal costs to decrease significantly starting in the fourth quarter of 2011 assuming we can resolve the Norit arbitration and related indemnity claims by then. We expect other components of our G&A to increase in 2011 as we build our infrastructure in preparation for the increased market opportunities anticipated from the several MACT regulations.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Total R&D expense increased by $137,000 or 74% for the quarter ended March 31, 2011 as compared to the same period in 2010 as a result of increases in CC and RC activities. We have had no significant direct cost share for R&D under DOE related contracts so far in 2011 or in 2010. The increase in total R&D is related to preparing for growth in the delivery of our ACI systems, as well as our RC activities. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be higher in 2011 as compared to 2010. We continue to anticipate that our future R&D expenses will grow in direct proportion to DOE funded CO2 work we perform for the next several years and other technology development we choose to pursue.

We had net interest and other income of $592,000 for the quarter ended March 31, 2011 as compared to $19,000 for the same period in 2010 due to the notes receivable and other amounts due from NexGen. We recognized approximately $39.5 million in expenses for the quarter ended March 31, 2011 related to the interim award in the Norit arbitration as described above and in Part II, Item 1 of this report.

The deferred income tax benefit for the quarter ended March 31, 2011 represents our expected effective tax benefit of approximately 37% which approximates our effective tax benefit for 2010. Our income tax rate does not include any material amount of Section 45 tax credits from Clean Coal as those tax benefits will primarily be realized by the lessee under the RC facilities’ leases.

Our net operating loss for the quarter ended March 31, 2011 of $27.5 million or $(3.63) per share includes our equity in the current quarter losses incurred by Carbon Solutions of $2 million which is included in other income (expense) in the consolidated statement of operations. This amount is reported net of our equity in the net income of CCSS which amounted to $26,000 for the quarter ended March 31, 2011. We expect to continue to report our equity in the losses of Carbon Solutions for the balance of the year and future years as sales ramp up and other development activities continue. Our investment in Carbon Solutions has been reduced by our respective share of such losses. We expect to continue to report our equity in the net income of CCSS for the balance of the year as operations become more consistent. We would have a net income after tax of approximately $1 million or $0.14 per share for the quarter if we exclude the $1.9 million non-routine legal expenses and the $39.5 million in interim award expenses related to the Norit award, disregard the $2 million non-cash loss from Carbon Solutions and $14.9 million for the tax effect of these items. The foregoing non-GAAP financial measure should not be considered as a substitute for any related financial measure under GAAP; however, we believe that our presentation of this measure provides investors with greater transparency with respect to our results of operations and that it is useful for period-to-period comparisons of results.

Liquidity and Capital Resources

Working Capital

Our principal source of liquidity is our working capital, our cash flow from RC activities, and other operations. We had consolidated cash and cash equivalents totaling $9.3 million at March 31, 2011 as compared to consolidated cash and cash equivalents of $9.7 million at December 31, 2010.

At March 31, 2011, we had working capital of $3.2 million as compared to $10.1 million at December 31, 2010. Our working capital decreased primarily due to the accrual of $6.5 million of liabilities relating to the interim award to Norit as current liabilities. We have long-term liabilities recorded totaling $65.1 million which amount includes our estimate of the long-term liability portion of the interim award related to the Norit matter of $33.0 million, long-term deferred revenue including deferred rental income and other obligations of $3.4 million, and indemnity costs related to the Norit award of $28.7 million as of March 31, 2011. Although we had positive operating cash flow for the quarter ended March 31, 2011, this trend will likely not continue in 2011, depending upon the timing of payments related to the Norit interim award and indemnity costs. We expect Clean Coal to use its $10 million line of credit and cash flow from operations to fund amounts required to place additional RC facilities into operation.

Our shareholders’ deficit was approximately $13.6 million as of March 31, 2011 compared to $13.4 million of shareholders’ equity as of December 31, 2010. The decrease is primarily due to the expenses recorded related to the Norit interim award.

Carbon Solutions has funded, through loans and/or equity contributions from ECP to Carbon Solutions, a significant portion of the legal expenses related to the Norit matter. We have not recorded any accrued indemnity obligations to ECP. In April 2011, ECP notified us that it believes our indemnity obligations to it and Carbon Solutions totaled approximately $30 million, inclusive of the $28.7 million recorded on our balance sheet. In the past ECP has claimed that our indemnity obligations also include any losses it suffers due to loss of potential customers and diminution in the value of the business, legal costs and fees and any damages it may suffer as a result of a lawsuit Norit N.V. has filed against ECP in state court in New Jersey. Satisfaction of a portion of our indemnity obligations to ECP could be made via a decrease in our recorded capital contributions (and with a corresponding increase in ECP’s capital contributions) in Carbon Solutions and adjustment of each party’s percentage ownership accordingly.

Our ability to generate the financial liquidity required to meet ongoing operational needs and to meet our obligations related to the Norit arbitration and litigation will likely depend upon several factors, including ongoing legal expenses incurred by us (and other parties) in the Norit matters, timing of satisfaction and ultimate amount of payments due to Norit and payment of our indemnity obligations, our ability to maintain a significant share of the market for mercury control equipment, Clean Coal’s continued operation of the two RC facilities placed in service in 2010 and success in monetizing Section 45 tax credits through the sale or lease of additional facilities to third party investors and our ability to raise additional financing. Depending upon these factors and additional proceedings in the Norit arbitration as to timing of payment of the $37.9 million interim award and possible award of legal fees to Norit, which may be significant, we may not have sufficient working capital to meet our obligations and may need to seek protection in the courts for our assets by filing a Chapter 11 bankruptcy proceeding. Court protection could allow us to continue to operate our business and provide us with additional time to negotiate or otherwise attempt to restructure our debts. Management believes that given the Company’s options, resolution of the Norit arbitration and payment of obligations to Norit and payment of the other related indemnity obligations to ECP will not prevent the Company from meeting its obligations to customers and vendors and operating its business.

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

AC Facility Related Items

As noted above, Carbon Solutions has commenced commercial operations at its AC Facility, which has an estimated all-in, total cost for one production line capable of producing approximately 150 million pounds of AC per year including related activities of approximately $400 million. Red River has received a conditional commitment for up to $245 million from the DOE to guarantee a loan related to the costs of construction of the AC Facility.

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

Pursuant to an Amended and Restated Credit and Reimbursement Agreement among Red River, ECP and us dated as of September 2, 2009 and related documents (the “Carbon Solutions’ Credit Support Documents”), ECP may make loans to Red River from time to time. As of March 31, 2011, the principal balance of ECP’s loans to Red River totaled approximately $175.7 million. Such loans are evidenced by convertible demand promissory notes bearing interest at 12% per annum compounded quarterly. ECP may convert any outstanding amounts due under such notes to ordinary capital or preferred equity contributions in Carbon Solutions at any time at its option. The outstanding loans are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River. If and when Carbon Solutions is able to place long-term commercial debt, we expect a significant portion, if not all, of its outstanding loans from ECP to be replaced by such debt.

In 2009 and subsequently, ECP has converted some of its then outstanding preferred equity to ordinary capital contributions and made additional ordinary capital contributions, resulting in dilution of our ownership interest in Carbon Solutions to 24.1% as of March 31, 2011. Because of such dilution to date, ECP now elects three out of the four managers of the Board of Carbon Solutions and controls decisions of the Board and the members. We continue to have the right to participate in significant decisions subject to member approval so long as we continue to hold at least a 15% ownership interest. Member approval requires approval of members holding at least 75% of the ownership interests so our approval is no longer required.

In addition to our indemnity obligations described above, we have given guaranties and undertaken other commitments of approximately $28.6 million related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded on our financial statements as we do not expect the guaranties and commitments to be called upon. The general contractor for the AC Facility has filed a statement of claim against ADA and Red River and a lien on the AC Facility for $21 million related to a dispute of contract costs. Pursuant to the Carbon Solutions’ Credit Support Documents, Red River has agreed to reimburse us and ECP in the event we or they are required to make payments related to these guaranties and guaranties provided by ECP. Red River’s reimbursement obligations are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River. We assigned our rights under these agreements to ECP, and any amounts payable to us would be paid directly to ECP until ECP’s preferred equity in Carbon Solutions is fully redeemed or converted and all loans to Red River have been paid in full.

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of March 31, 2011 our trade receivables balance was $8.6 million, which was offset by billings in excess of recognized income of $389,000 or a net of $8.2 million as compared to $8.6 million at December 31, 2010.

Our trade receivables balance was lower at March 31, 2011 as compared to December 31, 2010, due to the nature and timing of our billing for the RC projects and milestones for our ACI systems contracts.

As discussed above, we recorded approximately $1.3 million in additional potential indemnity obligations to Carbon Solutions related to the running royalty portion of the Norit award for the quarter ended March 31, 2011. We also recorded approximately $39.5 million in interim award obligations, including both expected current and long-term amounts, related to the Norit matter during the quarter ended March 31, 2011 as well as approximately $1.6 million of current liabilities related to the joint and several royalties awarded under the interim award. The long-term portion of these accrued expenses resulted in the increase in accrued long-term liabilities as of March 31, 2011.

Under our defined contribution and 401(k) retirement plan, in 2011 and 2010 we matched up to 7% of salary amounts deferred by employees in the Plan. During the first quarter ended March 31, 2011 we recognized $90,000 of matching expense which payment was made with our stock. In the past, we have also made discretionary contributions to the Plan for employees. Thus far in 2011, and in 2010, we did not make any such discretionary contributions. Our matching expense is expected to amount to $300,000 for 2011 depending on employee participation in the plan.

We had recorded net current deferred tax assets of $255,000 and long-term deferred tax assets of $29.6 million as of March 31, 2011 as compared to net current deferred tax assets of $188,000 and net long-term deferred tax assets of $15.4 million as of December 31, 2010. We believe that it is more likely than not that our deferred tax assets will be realized in the future as we expect significant revenues related to the RC segment over the next several years. The change is largely a result of our loss for the quarter ended March 31, 2011.

Cash flow provided by operations totaled $2.2 million for the quarter ended March 31, 2011 compared to cash flow used in operations of $986,000 for the same period in 2010. The change in operating cash flow primarily resulted from an increase in accrued arbitration award and other liability of $39.5 million, an increase in our accrued indemnity liability of $1.3 million, and a decrease in accounts receivable of $421,000, which were offset by a decrease in accounts payable of $455,000 and a decrease in deferred revenue of $1.2 million. These changes in our operating assets and liabilities correspond to the nature and timing of our procurement and billing cycle and development activities. In addition, adjustments related to non-cash operating activities included expenses paid with stock and restricted stock of $506,000, depreciation and amortization of $185,000, non-controlling interest in Clean Coal of $2.8 million and our net minority equity interest which increased our cash flow provided by operations and were offset by an increase in recorded deferred tax benefits of $14.3 million.

Net cash used in investing activities was $489,000 for the quarter ended March 31, 2011 compared to $58,000 for the same period in 2010. The cash provided by investing activities consisted of payments of $571,000 received from NexGen related to their notes receivable to us offset by purchases of equipment and development projects of $1.1 million.

Cash used in financing activities was $2.1 million for the quarter ended March 31, 2011 compared to cash provided by financing activities of $1.7 million for the same period in 2010. Sources of financing included the net borrowings on the line of credit of $716,000 and equity contributions of $250,000, offset by distributions by Clean Coal to the non-controlling interest of $3.0 million.

Critical Accounting Policies and Estimates

Revenue Recognition – We follow the percentage of completion method of accounting for all significant contracts excluding government contracts, chemical sales, technology license and related royalties and RC leases. The percentage of completion method of reporting income takes into account the estimated costs to complete and estimated gross margin for contracts in progress. We recognize revenue on government contracts generally based on the time and expenses incurred to date. We are recognizing revenue from the Arch Coal license over the estimated time for which Arch expects to recoup its investment in the technology and the related royalties will be recognized when earned. RC base rents, which are fixed, are recognized over the life of the lease. Contingent rents are recognized as they are earned.

Significant estimates are used in preparation of our financial statements and include:

•	our allowance for doubtful accounts, which is based on historical experience;

•	our warranty costs;

•	our estimate of timing, amount and payment on contingent liabilities;

•	our expectation that it is more likely than not that our deferred tax assets will be realized in the future;

•	our percentage of completion method of accounting for significant long-term contracts, which is based on estimates of gross margins and of the costs to complete such contracts; and

•	the period over which we estimate we will earn up-front license payments.

In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $730,000 on our consolidated balance sheets. Management believes the value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

Consolidation of Subsidiaries – Our equity partner in Carbon Solutions, ECP, contributed equity capital significantly in excess of our contributions. We expect that our ownership percentage may be further diluted below the 24.1% existing as of March 31, 2011 and that we will continue recording our interest under the equity method.

Our equity partner in Clean Coal, NexGen, must pay us up to $4 million to maintain its 50% interest in Clean Coal for which it has issued notes payable to us evidencing a portion of that amount as described above. Although we expect performance on these notes and remaining amounts due us, we believe our 50% interest and other elements of our participation constitute control of Clean Coal and, therefore, have consolidated its accounts with ours.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under supervision of our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information related to our financial statements are made known to them by others in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation with Norit Americas, Inc. and Norit N.V.

As previously reported in our Annual Reports on Form 10-K for the years ended December 31, 2010 and 2009 and our Quarterly Reports on Form 10-Q filed in 2010, Norit, which is an AC manufacturer with whom we have previously done business, filed a lawsuit against us, ADA Environmental Solutions LLC, Carbon Solutions (formerly known as Crowfoot Development, LLC), Red River (now known as ADA Carbon Solutions (Red River), LLC), Underwood Environmental Products, LLC, Morton Environmental Products, LLC and two employees of Carbon Solutions (who were former employees of Norit and who are now employees of Carbon Solutions) (collectively the “ADA Defendants”) on August 4, 2008, asserting that the ADA Defendants misappropriated Norit’s trade secrets related to AC manufacturing, and other claims. The original case, captioned Norit Americas, Inc. v. ADA-ES, Inc., ADA Environmental Solutions, LLC, John Rectenwald, Stephen D. Young, Crowfoot Development, LLC, Red River Environmental Products, LLC, Underwood Environmental Products, LLC, Morton Environmental Products, LLC f/k/a Bowman Environmental Products, LLC, Cause No. 08-0673, was filed in the 71st Judicial District Court for Harrison County, Texas. Norit was seeking monetary damages under various legal theories, attorney fees, and injunctive relief to prevent us or any related entity or third party from using Norit’s alleged trade secrets or other Norit intellectual property related to AC manufacturing. As previously reported, after more than a year of litigation in Texas and the filing of cross motions to compel arbitration of all or some of the claims pending between the parties, the parties agreed to resolve all claims between them in an arbitration in Atlanta, Georgia before a panel of three arbitrators under the rules of the American Arbitration Association. In the course of the arbitration, the ADA Defendants and Norit filed statements of claims which added additional claims against each other arising out of their former business relationship including a claim by Norit against ADA for breach of a non-solicitation provision in a Market Development Agreement (“MDA”), which ADA and Norit were parties from 2001 until 2006.

The arbitration panel met in Atlanta for approximately four weeks in October and early November 2010. Final briefs and oral arguments were heard by the arbitrators on February 8, 2011. On April 8, 2011, the arbitration panel issued an interim award holding ADA liable for approximately $37.9 million in damages for breach of a non-solicitation provision of the MDA, and further holding ADA jointly and severally liable together with several other ADA Defendants for payment of a royalty of 10.5% for 3 years and then 7% for an additional 5 years on the sales of activated carbon from the production facility owned by Red River in which the Company indirectly holds a minority interest, for misappropriation of certain Norit claimed trade secrets. The payment schedule for the non-solicitation award and administrative terms of the royalty provisions will be determined when the final award is issued by the arbitration panel, which is anticipated to be in the third quarter of 2011. Approximately $1.6 million has been recorded for the quarter ended March 31, 2011 related to the expected liability through 2011 regarding the royalty payments. Future royalty payments cannot be reasonably estimated at this time.

The interim award dismissed Norit’s request for injunctive relief, assignment of an ADA patent, multiple trade secret claims as well as Federal RICO and civil conspiracy claims that Norit had asserted. The arbitration panel further ordered additional proceedings to address the timing for payment of the ADA Defendants’ obligations and the parties’ claims for recovery of attorneys’ fees, after which the interim award will be made final. The arbitration panel’s decision resolves all other claims the parties asserted against each other in the lawsuit originally filed by Norit in August of 2008 in Texas and claims later raised in the arbitration proceeding.

As also previously reported in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2010 and 2009 and our Quarterly Reports on Form 10-Q filed in 2010, in December, 2009, Norit N.V., the Dutch parent of Norit, filed a petition with the Almelo District Court in the Netherlands requesting that the court conduct preliminary witness examinations into possible breaches of a confidentiality agreement we signed with Norit N.V. in 2005 as part of due diligence for a potential acquisition of Norit’s carbon business. These alleged breaches of the 2005 confidentiality agreement are also the subject of the arbitration in Atlanta and so it is our position that the petition in the Netherlands is a duplicative matter, in addition to being groundless. The petition, which is a pre-litigation procedure in the Netherlands designed to determine if there is a basis to bring a claim, does not require any direct response by us and is currently pending before the Dutch court. As of this date, no witness statements have been taken in the matter and to our knowledge, the Dutch court has not made any findings with respect to the matter. We have attempted to determine if the Dutch court has been properly advised by Norit N.V. of the arbitration in Atlanta but have received no substantive information regarding this matter from Norit N.V. or the Dutch court since early fall of 2010.

Item 1A Risk Factors

In addition to the Risk Factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, we face certain additional material risks. Such additional risks are set forth below:

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

OUR LONG-TERM LIABILITIES NOW SIGNIFICANTLY EXCEED OUR WORKING CAPITAL AND WE NOW HAVE NEGATIVE SHAREHOLDERS’ EQUITY. AS A RESULT, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL TO PURSUE OUR BUSINESSES AND PAY OUTSTANDING OBLIGATIONS AND MAY NEED TO SEEK COURT PROTECTION, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

As previously discussed and disclosed, on April 8, 2011, the arbitration panel in the Norit matter issued an interim award holding ADA liable for approximately $37.9 million in damages for breach of a non-solicitation provision of the MDA, and further holding ADA jointly and severally liable together with several other ADA Defendants for payment of a royalty of 10.5% for 3 years and then 7% for an additional 5 years on the sales of activated carbon from the production facility owned by Red River in which ADA indirectly holds a minority interest, for misappropriation of certain Norit claimed trade secrets (the “Norit Obligations”). The payment schedule for the Norit Obligations will be determined when the final award is issued by the arbitration panel, which is expected in the next few months. In addition to determining the payment schedule for the Norit Obligations, the arbitration panel will also determine the parties’ claims for recovery of attorney’s fees (any potential award of attorney’s fees, also included with the “Norit Obligations”). If the arbitration panel finds ADA liable for any or all of Norit’s attorneys’ fees, this could result in additional significant payment obligations accruing to ADA.

In addition, pursuant to agreements we have entered into with ECP and the Carbon Solutions, certain liabilities were expressly excluded from the transactions (“Excluded Liabilities”), including the Norit Obligations, and we are obligated to provide indemnity against the reasonable costs, expenses and losses that are incurred as a result of such Excluded Liabilities (the “Indemnity Obligations”). Satisfaction of a portion of the Indemnity Obligations could be made via a decrease in our capital contributions (and corresponding increase in ECP’s capital contributions) in Carbon Solutions and adjustment of each party’s percentage ownership accordingly.

These obligations are substantial given we had working capital of $3.2 million and long-term liabilities recorded totaling $65.1 million and a shareholders’ deficit of approximately $13.6 million at March 31, 2011. If the arbitration panel orders us to pay all or a significant portion of the interim award in the near future, we may have to file a Chapter 11 bankruptcy in order to allow us to continue to operate our business and provide us with additional time to negotiate or otherwise attempt to restructure our debts. Such a filing could have a materially adverse effect on our business. Additionally, if the Company sought court protection, under the LLC Agreement related to Carbon Solutions, ECP could (i) elect to dissolve Carbon Solutions, (ii) sue ADA for damages and costs, (iii) reduce ADA’s capital account balance and percentage interest in Carbon Solutions by up to 20%, (iv) stop making capital contributions to Carbon Solutions, or (v) purchase ADA’s equity for 80% of the agreed value or by appraisal taking into account minority discounts and lack of marketability or sell ECP’s equity interest. Furthermore, Arch could terminate the License Agreement. Enforcement of such remedies could have a materially adverse effect on our business, results of operations and financial condition.

ECP CONTROLS CARBON SOLUTIONS AND OUR OWNERSHIP INTEREST HAS BEEN DILUTED BELOW 25% AND WE HAVE THUS LOST CERTAIN MANAGEMENT RIGHTS, AND ECP MAY DILUTE OUR EQUITY FURTHER, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO PARTICIPATE IN THE FUTURE GROWTH ANTICIPATED IN THE AC SUPPLY MARKET.

Carbon Solutions is managed by a Board of four Managers, three of which are designated by ECP. Certain major transactions require the written consent of members holding at least 75% of the aggregate Carbon Solutions’ membership interests, of which we held 24.1% as of March 31, 2011. Because we now hold less than 25% of the membership interests in Carbon Solutions, we have lost most of our management and approval rights and ECP now has almost exclusive control over the business and operations of Carbon Solutions. ECP can, without our approval, take various actions related to Carbon Solutions, including, sell the company, admit other members, issue additional interests, file for bankruptcy, change the company’s tax election and enter into various other material transactions. If ECP makes additional ordinary capital contributions to Carbon Solutions or converts its demand loans or preferred equity contributions to ordinary capital contributions, our percentage ownership interest would be further diluted. In addition, if we fail to promptly pay our Indemnity Obligations to ECP, which ECP claims amount to approximately $30 million as of April 11, 2011, ECP may decrease our capital contributions (and increase ECP’s capital contributions) in Carbon Solutions and adjust each party’s percentage ownership accordingly. If our interest in Carbon Solutions is diluted to less than 15%, we would lose our rights to designate our one remaining designee on the Board of Managers, and Carbon Solutions would be managed exclusively by ECP and its designees. If all of ECP’s outstanding equity and loans were converted to ordinary capital contributions, our percentage ownership interest would be diluted to less than 15%. A dilution in our interest in Carbon Solutions may adversely affect our ability to participate in the future growth of the AC supply market.

Item 6. Exhibits

10.83	Credit Agreement by and between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated as of March 31, 2011.

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc. Registrant

Date: May 13, 2011	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: May 13, 2011	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

10.83	Credit Agreement by and between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated as of March 31, 2011.

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.