Form 10-K/A
period 2010-12-31
ADA-ES INC
filed 2011-07-01
CIK 1223112

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement filed pursuant to Regulation 14A for ADA-ES, Inc.’s annual shareholder meeting for 2011 are incorporated by reference into Part III of the Form 10-K.

EXPLANATORY NOTE:

This Amendment No. 1 (the “Amendment”) to the Form 10-K of ADA-ES, Inc. (the “Company”) for the fiscal year ended December 31, 2010 (originally filed on March 28, 2011) (the “2010 10-K”) is filed for the sole purpose of amending Item 15 to file the Amended and Restated ADA Carbon Solutions, LLC Limited Liability Company Agreement dated December 29, 2010 (the “Amended Exhibit”) as Exhibit 10.55, , which was unintentionally omitted from Part IV, Item 15(a)(3) of the original 2010 10-K and to delete Exhibit 10.61 as described below. The Amended Exhibit amends and restates the Limited Liability Company Agreement of Crowfoot Development, LLC dated October 1, 2008, previously filed with the Company’s Form 10-Q for the quarter ended September 30, 2008 filed on November 07, 2008 (the “Original ACS LLC Agreement”). The Original ACS LLC Agreement had previously been amended including by the Second Amendment thereto dated March 6, 2009 (the “Second Amendment”), which was originally filed with the Company’s Form 10-Q for the quarter ended March 31, 2009 filed on May 14, 2009, and which has been superseded by the Amended Exhibit. Portions of the Amended Exhibit have been omitted based on a request for confidential treatment filed with the Securities and Exchange Commission.

Except for the foregoing, this Amendment does not amend the 2010 10-K in any way and does not modify or update any disclosures contained in the 2010 10-K, which continues to speak as of the original date of the 2010 10-K. Accordingly, this Amendment should be read in conjunction with the 2010 10-K and the Company’s other filings made with the SEC subsequent to the 2010 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes updated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer.

With the exception of the Amended Exhibit and deletion of the Second Amendment and the updated certifications, the Exhibits are unchanged and copies of the Exhibits are incorporated by reference as indicated.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements – see Part II, Item 8 to the 2010 10-K, which is incorporated herein by this reference;

(2) Financial Statement Schedules – None required or applicable; and

(3) Exhibits – as described in the following index.

Index to Exhibits

No.	Description

3.1	Amended and Restated Articles of Incorporation of ADA-ES (1)

3.2	Second Amended and Restated Bylaws of ADA-ES (2)

4.1	Form of Specimen Common Stock Certificate (3)

4.2	Registration Rights Agreement dated October 21, 2005 (4)

4.3	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 19, 2003 (5)

4.4	Standstill and Registration Rights Agreements dated August 3-6, 2004 (6)

4.5	Registration Rights Agreement among ADA-ES, Inc., Perella Weinberg Partners Oasis Master Fund L.P., Black River Commodity Select Fund and Black River Small Capitalization Fund Ltd. dated August 26, 2008 (7)

4.6	ADA-ES, Inc. Profit Sharing Retirement Plan Adoption Agreement (8)

4.7	American Funds Distributors, Inc. Nonstandarized 401(K) Plan (9)

4.8	American Funds Distributors, Inc. Defined Contribution Prototype Plan and Trust (10)

4.9	Amended ADA-ES, Inc. Plan Policy Document (35)

4.10	Employer Stock Addendum to Trust Agreement (11)

4.11	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 23, 2010 (12)

10.2	2003 ADA-ES, Inc. Stock Option Plan** (13)

10.13	2003 Stock Compensation Plan #1** (14)

10.14	2003 Stock Compensation Plan #2** (15)

10.21	ADA-ES, Inc. 2004 Executive Stock Option Plan** (16)

10.23	Employment Agreement dated May 1, 1997 between C. Jean Bustard and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (17)

10.24	Employment Agreement dated May 1, 1997 between Michael D. Durham and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (17)

10.25	Employment Agreement dated January 2, 2000 between Mark H. McKinnies and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (17)

10.26	Employment Agreement dated January 1, 2000 between Richard J. Schlager and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (17)

10.27	2004 Stock Compensation Plan #2 and model stock option agreements** (16)

10.28	2004 Directors Stock Compensation Plan #1** (18)

10.29	2005 Directors’ Compensation Plan** (5)

10.31	Chemicals, Equipment, and Technical Engineering Services Supply Agreement dated as of November 3, 2006 by and between ADA-ES, Inc. and Clean Coal Solutions, LLC (f/ka ADA-NexCoal, LLC). (19)

10.32	Purchase and Sale Agreement dated as of November 3, 2006 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions, LLC (f/ka ADA-NexCoal, LLC). (20)

10.33	Amended and Restated Operating Agreement of Clean Coal Solutions, LLC (f/ka ADA-NexCoal, LLC) dated as of November 3, 2006 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions, LLC (f/ka ADA-NexCoal, LLC). (21)

10.34	Employment Agreement dated March 1, 2003 between Sharon M. Sjostrom and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.)** (22)

10.35	Executive Compensation Plan** (22)

10.38	2007 Equity Incentive Plan** (23)

10.39	Employment Agreement dated November 28, 2005 between Richard Miller and ADA-ES, Inc.** (24)

10.43	Employment Agreement dated January 1, 2008 between Cameron E. Martin and ADA-ES, Inc.** (24)

10.44	Engineering, Procurement and Construction Agreement dated January 29, 2008 between Red River Environmental Products, LLC and BE&K Construction Company, LLC. *** (24)

10.46	Agreement for the Purchase of Activated Carbon between Red River Environmental Product, LLC and Southern Company Services, Inc dated June 5, 2008*** (25)

(a)	Master Agreement for the Purchase of Activated Carbon

(b)	General Conditions of the Contract for the Purchase of Chemical and/or Gas Products

(c)	Special Supplemental Conditions Contract

10.48	Promissory Note and Account Pledge Agreement for Colorado Business Bank Letter of Credit dated August 15, 2008 (7)

10.49	Carbon Supply Agreement between Red River Environmental Products, LLC and Luminant Generation Company, LLC dated September 3, 2008*** (7)

10.50	Multiple Hearth Furnace (MHF) Contract between Industrial Furnace Company, Inc and Red River Environmental Products, LLC dated September 5, 2008*** (7)

(a)	Unit 1- Project No. 65214-RFP No. EFH-101

(b)	Unit 2- Project No. 65214-RFP No. EFH-101

(c)	Unit 3- Project No. 65214-RFP No. EFH-101

(d)	Unit 4- Project No. 65214-RFP No. EFH-101

10.51	Amended and Restated Engineering, Procurement and Construction Agreement between Red River Environmental Products, LLC and BE&K Construction Company, LLC dated September 8, 2008*** (7)

10.52	Guaranty of ADA-ES, Inc. to BE&K Construction Company, LLC dated September 8, 2008 regarding Amended and Restated Engineering, Procurement and Construction Agreement (7)

10.53	Securities Purchase Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B, LP and Energy Capital Partners I (TEF IP), LP dated October 1, 2008 (7)

10.54	Joint Development Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Crowfoot IP), LP dated October 1, 2008 *** (26)

10.55	Amended and Restated ADA Carbon Solutions, LLC Limited Liability Company Agreement*, ***

10.56	Intellectual Property License Agreement between ADA-ES, Inc. and Crowfoot Development, LLC dated October 1, 2008*** (7)

10.57	Project Crowfoot Incentive Program, as amended and restated on August 13, 2008 and October 15, 2008**, *** (27)

10.58	Amendment to the Master Agreement for the Purchase of Activated Carbon between Red River Environmental Products, LLC and Southern Company Services, Inc dated December 17, 2008 (28)

10.59	Site Work Agreement between Red River Environmental Products, LLC and BE&K Construction Company, LLC dated January 23, 2009 (29)

10.60	First Amendment to the Securities Purchase Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B, LP and Energy Capital Partners I (TEF IP), LP dated March 6, 2009 (29)

10.61	[Intentionally omitted]

10.62	First Amendment to the Carbon Supply Agreement between Red River Environmental Products, LLC and Luminant Generation Company, LLC dated March 31, 2009*** (29)

10.63	Second Amendment to the Agreement for the Purchase of Activated Carbon between Red River Environmental Products, LLC and Southern Company Services, Inc. dated February 26, 2009 (29)

10.64	First Amendment to Purchase and Sale Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions, LLC (f/ka ADA-NexCoal, LLC) (30)

10.65	Loan Commitment Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., NexGen Refined Coal Holding, LLC and Clean Coal Solutions, LLC (30)

10.66	First Amendment to Chemicals, Equipment, and Technical Engineering Services Supply Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., and Clean Coal Solutions, LLC (30)

10.67	Continuing Unconditional Guaranty dated as of October 26, 2009 by and among ADA-ES, Inc., and NexGen Refined Coal Holdings, LLC (30)

10.68	Security and Pledge Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., and NexGen Refined Coal Holdings, LLC (30)

10.69	Promissory Notes dated as of October 26, 2009 by and among ADA-ES, Inc., Clean Coal Solutions, LLC and NexGen Refined Coal Holdings, LLC (30)

10.70	Project Crowfoot Incentive Program as amended and restated on August 13, 2008, October 15, 2008 and March 23, 2010 *** (31)

10.71	Development and License Agreement with Arch Coal, Inc. dated June 25, 2010*** (32)

10.72	Equipment Lease between AEC-NM, LLC and GS RC Investments LLC dated June 29, 2010*** (32)

10.73	Equipment Lease between AEC-TH, LLC and GS RC Investments LLC dated June 29, 2010*** (32)

10.74	Technology Sublicense Agreement between ADA-ES, Inc., Clean Coal Solutions, LLC and GS RC Investments LLC dated June 29, 2010 (32)

10.75	ADA-ES, Inc. Guaranty for the benefit of GS RC Investments LLC dated June 29, 2010 (32)

10.76	Agreement to Lease between Clean Coal Solutions, LLC, AEC-NM, LLC, AEC-TH, LLC, and GS RC Investments LLC dated June 29, 2010*** (32)

10.77	Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated October 30, 2009 (32)

10.78	Refined Coal Activities Supplemental Compensation Plan for Employees, Contractors and Consultants of ADA-ES, Inc dated April 20, 2010 (32)

10.79	Amended and Restated 2007 Equity Incentive Plan, dated August 31, 2010 (33)

10.80	US Department of Energy Cooperative Agreement No. DE-FE0004343 “Evaluation of Solid Sorbents as an Industrial Retrofit Technology for Carbon Dioxide Capture”, dated September 30, 2010 (33)

10.81	First Amendment to the Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated as of August 4, 2010 (35)

10.82	2010 Non-Management Compensation and Incentive Plan (34)

21.1	Subsidiaries of ADA-ES, Inc. (35)

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC (35)

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)

32.2	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)

Notes:

*	–	Filed herewith.
**	–	Management contract or compensatory plan or arrangement.
***	–	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).
(2)	Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended September 30, 2010 filed on November 12, 2010 (File No. 000-50216).
(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(5)	Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(6)	Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).
(7)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended September 30, 2008 filed on November 07, 2008 (File No. 000-50216).
(8)	Incorporated by reference to Exhibit 4.1 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(9)	Incorporated by reference to Exhibit 4.1 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(10)	Incorporated by reference to Exhibit 4.2 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(11)	Incorporated by reference to Exhibit 4.4 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(12)	Incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 2010 filed on May 13, 2010 (File No. 000-50216).
(13)	Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(14)	Incorporated by reference to Exhibit 99.2 to the Form S-8 filed on November 14, 2003 (File No. 333-110479).
(15)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on February 6, 2004 (File No. 333-112587).
(16)	Incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 14, 2004 (File No. 333-121234).
(17)	Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(18)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on April 16, 2004 (File No. 333-114546).
(19)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(20)	Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(21)	Incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(22)	Incorporated by reference to the same numbered Exhibit to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).
(23)	Incorporated by reference to definitive proxy material proposal No. 2 for the 2007 Annual Meeting filed on April 30, 2007 (File No. 000-50216).
(24)	Incorporated by reference to the same numbered Exhibit to the Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 (File No. 000-50216).
(25)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended June 30, 2008 filed on August 6, 2008 (File No. 000-50216).
(26)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q/A for the quarter ended September 30, 2008 filed on December 24, 2008 (File No. 000-50216).
(27)	Incorporated by reference to Exhibit 10.38 to the Form 10-Q for the quarter ended September 30, 2008 filed on November 07, 2008 (File No. 000-50216).
(28)	Incorporated by reference to the same numbered Exhibit to Form 10-K for the year ended December 31, 2008 filed on March 27, 2009 (File No. 000-50216).
(29)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended March 31, 2009 filed on May 14, 2009 (File No. 000-50216).
(30)	Incorporated by reference to the same numbered Exhibit to Form 10-K for the year ended December 31, 2009 filed on March 29, 2010 (File No. 000-50216).
(31)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended March 31, 2010 filed on May 13, 2010 (File No. 000-50216).
(32)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(33)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended September 30, 2010 filed on November 12, 2010 (File No. 000-50216).
(34)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on February 9, 2010 (File No. 333-164792).
(35)	Incorporated by reference to the same numbered Exhibit for the Form 10-K for the year ended December 31, 2010 filed on March 28, 2011 (File No. 000-50216).

(b)	See (a)(3) above.
(c)	See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADA-ES, Inc.

 (Registrant)

By	/s/ Mark H. McKinnies	/s/ Michael D. Durham
Mark H. McKinnies, Senior Vice		Michael D. Durham
President and Chief Financial Officer		President (Chief Executive Officer)
(Principal Financial and Accounting Officer)

Date: July 1, 2011		Date: July 1, 2011

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John W. Eaves	/s/ Walter P. Marcum
John W. Eaves, Director	Walter P. Marcum, Director

Date: July 1, 2011	Date: July 1, 2011

/s/ Jeffrey C. Smith	/s/ Michael D. Durham
Jeffrey C. Smith, Director	Michael D. Durham, Director

Date: July 1, 2011	Date: July 1, 2011

/s/ Mark H. McKinnies	/s/ Ronald B. Johnson
Mark H. McKinnies, Director	Ronald B. Johnson, Director

Date: July 1, 2011	Date: July 1, 2011

/s/ Robert N. Caruso	/s/ Richard Swanson
Robert N. Caruso, Director	Richard Swanson, Director

Date: July 1, 2011	Date: July 1, 2011

/s/ Derek C. Johnson
Derek C. Johnson, Director

Date: July 1, 2011