Form 10-Q
period 2011-06-30
ADA-ES INC
filed 2011-08-12
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, no par value	7,659,382

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,023	$9,696
Receivables, net of allowance for doubtful accounts	6,676	9,066
Investment in securities	505	505
Notes receivable	—	1,580
Prepaid expenses and other	1,092	603

Total current assets	49,296	21,450

PROPERTY AND EQUIPMENT, at cost	9,269	8,041
Less accumulated depreciation and amortization	(3,631)	(3,235)

Net property and equipment	5,638	4,806

GOODWILL, net of amortization	435	435
INTANGIBLE ASSETS, net of amortization	326	260
INVESTMENT IN UNCONSOLIDATED ENTITIES	10,310	14,021
DEFERRED TAXES AND OTHER ASSETS	25,117	15,696

TOTAL ASSETS	$91,122	$56,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,017	$3,646
Accrued payroll and related liabilities	3,168	1,852
Draws made under line of credit	4,168	—
Deferred revenues	4,951	5,639
Accrued expenses and other liabilities	1,011	244
Accrued arbitration award and related liability	32,569	—

Total current liabilities	49,884	11,381

LONG-TERM LIABILITIES:
Accrued indemnity	29,118	27,411
Accrued warranty and other liabilities	2,428	4,432
Accrued arbitration award	6,933	—

Total long-term liabilities	38,479	31,843

Total liabilities	88,363	43,224

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
ADA-ES, Inc. stockholders’ equity Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,632,540 and 7,538,861 shares issued and outstanding, respectively	59,348	39,627
Accumulated deficit	(58,011)	(28,218)

Total ADA-ES, Inc. stockholders’ equity	1,337	11,409
Non-controlling interest	1,422	2,035

TOTAL STOCKHOLDERS’ EQUITY	2,759	13,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,122	$56,668

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Emission control	$1,709	$1,600	$3,742	$4,664
CO2 capture	569	337	917	1,140
Refined coal	4,748	—	10,834	—

Total revenues	7,026	1,937	15,493	5,804

COST OF REVENUES:
Emission control	962	1,199	1,798	3,021
CO2 capture	476	144	759	408
Refined coal	413	586	588	1,012

Total cost of revenues	1,851	1,929	3,145	4,441

GROSS MARGIN	5,175	8	12,348	1,363

OTHER COSTS AND EXPENSES:
General and administrative	6,847	6,176	11,664	10,755
Research and development	375	197	696	381
Depreciation and amortization	207	330	392	539

Total expenses	7,429	6,703	12,752	11,675

OPERATING LOSS	(2,254)	(6,695)	(404)	(10,312)

OTHER INCOME (EXPENSE):
Net equity in net income (loss) from unconsolidated entities	(1,752)	(1,568)	(3,711)	(2,750)
Other income including interest	1,498	1,791	2,090	1,811
Arbitration award	—	—	(39,502)	—

Total other income (expense)	(254)	223	(41,123)	(939)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT AND NON-CONTROLLING INTEREST	(2,508)	(6,472)	(41,527)	(11,251)

INCOME TAX BENEFIT	2,313	2,087	16,569	3,700

NET LOSS BEFORE NON-CONTROLLING INTEREST	(195)	(4,385)	(24,958)	(7,551)

NON-CONTROLLING INTEREST	(2,056)	675	(4,835)	1,021

NET LOSS ATTRIBUTABLE TO ADA-ES, INC.	$(2,251)	$(3,710)	$(29,793)	$(6,530)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED ATTRIBUTABLE TO ADA-ES, INC.	$(0.30)	$(0.50)	$(3.91)	$(0.89)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,601	7,412	7,618	7,305

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	7,601	7,412	7,618	7,305

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2011 and 2010

(Amounts in thousands, except share data)

(Unaudited)

	COMMON STOCK		(ACCUMULATED	TOTAL ADA-ES STOCKHOLDERS’	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	DEFICIT)	EQUITY	INTEREST	EQUITY
BALANCES, January 1, 2010	7,093,931	$37,000	$(12,748)	$24,252	$99	$24,351
Stock-based compensation	189,859	805	—	805	—	805
Issuance of stock to 401(k) plan	22,297	140	—	140	—	140
Issuance of stock for cash	143,885	1,000	—	1,000	—	1,000
Issuance of stock on exercise of options	2,250	6	—	6	—	6
Equity contributions by non-controlling interest	—	—	—	—	1,535	1,535
Distributions to non-controlling interest	—	—	—	—	(2,793)	(2,793)
Expense of stock issuance and registration	—	(21)	—	(21)	—	(21)
Net loss	—	—	(6,530)	(6,530)	(1,021)	(7,551)

BALANCES, June 30, 2010	7,452,222	$38,930	$(19,278)	$19,652	$(2,180)	$17,472

BALANCES, January 1, 2011	7,538,861	$39,627	$(28,218)	$11,409	$2,035	$13,444
Stock-based compensation	66,269	454	—	454	—	454
Issuance of stock to 401(k) plan	16,276	182	—	182	—	182
Issuance of stock on exercise of options	11,134	81	—	81	—	81
Equity contribution from sale of interest in joint venture, net of income taxes	—	19,020	—	19,020	—	19,020
Equity contributions by non-controlling interest	—	—	—	—	250	250
Distributions to non-controlling interest	—	—	—	—	(5,698)	(5,698)
Expense of stock issuance and registration	—	(16)	—	(16)	—	(16)
Net income (loss)	—	—	(29,793)	(29,793)	4,835	(24,958)

BALANCES, June 30, 2011	7,632,540	$59,348	$(58,011)	$1,337	$1,422	$2,759

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,793)	$(6,530)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	392	555
Deferred tax benefit	(16,569)	(3,700)
Loss on disposal of assets	37	—
Expenses paid with stock, restricted stock and stock options	636	532
Net equity in net loss from unconsolidated entities	3,711	2,750
Non-cash gain from joint venture partner	—	(1,768)
Non-controlling interest in income (loss) from subsidiaries	4,835	(1,021)
Changes in operating assets and liabilities:
Receivables, net	2,390	2,928
Prepaid expenses and other	(674)	619
Accounts payable	371	592
Accrued payroll, expenses and other related liabilities	3,586	4,858
Deferred revenues	(2,488)	9,262
Accrued arbitration award and indemnity obligation	39,502	—

Net cash provided by operating activities	5,936	9,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in securities	—	(105)
Principal payments received on notes receivable	1,580	—
Equity contribution from sale of interest in joint venture	30,000	—
Capital expenditures for equipment, patents and development projects	(4,974)	(2,829)
Cash paid for equity contributions to unconsolidated entity	—	(283)

Net cash provided by (used in) investing activities	26,606	(3,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	4,168	—
Non-controlling interest equity contributions	250	1,535
Distributions to non-controlling interest	(5,698)	(2,793)
Exercise of stock options	81	6
Issuance of common stock	—	1,000
Stock issuance and registration costs	(16)	(21)

Net cash used in financing activities	(1,215)	(273)

INCREASE IN CASH AND CASH EQUIVALENTS	31,327	5,587
CASH AND CASH EQUIVALENTS, beginning of period	9,696	1,456

CASH AND CASH EQUIVALENTS, end of period	$41,023	$7,043

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW FINANCING ACTIVITIES:
Stock and stock options issued for services	$636	$945

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011

(1)	Basis of Presentation

ADA-ES, Inc. (“ADA”), its wholly-owned subsidiary, ADA Environmental Solutions, LLC (“ADA LLC”) and ADA’s joint venture interest in Clean Coal Solutions, LLC (“Clean Coal”) are collectively referred to as the “Company”. The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning electric power generation industry. The Company generates a substantial part of its revenue from the sale of Activated Carbon Injection (“ACI”) systems, contracts co-funded by the government and industry and development and lease of equipment for the refined coal (“RC”) market. The Company’s sales occur principally throughout the United States.

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

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Under the JDA and the LLC Agreement, the Company transferred the development assets and certain liabilities relating to the production, processing and supply of AC to ADA’s then wholly-owned subsidiaries Red River, Morton Environmental Products, LLC, Underwood Environmental Products, LLC and Crowfoot Supply and subsequently transferred the equity in these subsidiaries and certain contracts, goodwill and intellectual property relating to the AC supply business to Carbon Solutions as its $18.4 million initial contribution.

As of June 30, 2011, ADA owns a 22.8% interest in Carbon Solutions and ADA’s net investment of $9.8 million is being accounted for under the equity method of accounting. Accordingly, the respective share of approximately $1.8 million and $3.8 million of Carbon Solutions’ net loss for the three and six months ended June 30, 2011, respectively, has been recognized in the consolidated statement of operations and ADA’s investment in Carbon Solutions has been reduced by its respective share of such loss.

Under the terms of the JDA, the Company is required to indemnify ECP and Carbon Solutions for certain damages and expenses they have incurred with respect to the Company’s litigation with Norit Americas, Inc. (“Norit”) (See Note 9). As of June 30, 2011, the Company has recorded a liability to Carbon Solutions of approximately $30.7 million related to such damages and expenses incurred by Carbon Solutions. Approximately $1.6 million of that amount relates to royalty obligations recorded as a result of the interim award and has been classified as a current liability as a component of accrued arbitration award and related liability on the accompanying consolidated balance sheets. Approximately $29.1 million has been classified as non-current liabilities and is included in accrued indemnity on the accompanying consolidated balance sheets.

Following are summarized unaudited information as to assets, liabilities and results of operations of Carbon Solutions:

	As of June 30, 2011	As of December 31, 2010
	(In thousands)
Current assets	$16,089	$40,589
Property, equipment and other long term assets	363,746	325,769

Total assets	$379,835	$366,358

Total liabilities	$233,662	$214,638

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands)
Net revenue	$5,057	$9,808
Net loss	$(7,657)	$(16,661)

Clean Coal Solutions Services

On January 20, 2010, the Company, together with NexGen Resources Corporation (“NexGen”), formed Clean Coal Solutions Services, LLC (“CCSS”) for the purpose of operating the RC facilities leased to a third party. The Company has a 50% ownership interest in CCSS (but does not control it) and the Company’s investment of approximately $501,000 as of June 30, 2011 includes its share of CCSS income since its formation and is accounted for under the equity method of accounting.

The following presents summarized unaudited information as to consolidated assets, liabilities and results of operations of CCSS. The consolidated financial statements of CCSS include the accounts of the third party which leases the RC facilities.

	As of June 30, 2011	As of December 31, 2010
	(In thousands)
Current assets	$21,049	$34,534
Property and equipment	79	89
Other long-term assets	37,677	17,555

Total assets	$58,805	$52,178

Total liabilities	$21,916	$33,896

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands)
Net revenue	$34,364	$82,949
Net income – attributed to CCSS	$146	$199

(3)	Joint Venture Investment in Clean Coal

In November 2006, ADA licensed its RC technology on an exclusive basis to the Clean Coal joint venture, which was formed in 2006 with NexGen, to market the RC technology. Clean Coal’s primary purpose is to put into operation facilities that produce RC that qualifies for tax credits that are available under Section 45 of the Internal Revenue Code (“Section 45 tax credits”). Clean Coal qualified two facilities in 2009 for such purposes and monetized those facilities. The operating agreement of Clean Coal required NexGen and ADA to each pay 50% of the costs of operating Clean Coal and specified certain duties that both parties were obligated to perform.

In May 2011, ADA entered into a transaction in which Clean Coal sold an effective 15% interest of the equity in Clean Coal to an affiliate of The Goldman Sachs Group, Inc. (“GS”). GS’s interest has certain preferences over ADA and NexGen as to liquidation and profit distribution. GS has no further capital call requirements and does not have a voting interest. In conjunction with the closing of the purchase agreement, ADA, NexGen and GS entered into a Second Amended and Restated Operating Agreement and an Exclusive Right to Lease Agreement pursuant to which Clean Coal granted GS the exclusive right (but not the obligation) to lease facilities that will produce up to approximately 12 million tons of refined coal per year on pre-established lease terms similar to those currently in effect for Clean Coal’s two existing facilities. As a result of the transaction, ADA owns an effective 42.5% of Clean Coal. Since its inception, ADA has been considered the primary beneficiary of this joint venture and has consolidated the accounts of Clean Coal.

Following is unaudited summarized information as to assets, liabilities and results of operations of Clean Coal:

	As of June 30, 2011	As of December 31, 2010
	(In thousands)
Primary assets of Clean Coal:
Cash and cash equivalents	$231	$1,335
Accounts receivable, net	3,862	4,835
Property, plant and equipment, including assets under lease, net	5,817	5,066
Development costs	4,017	215

Primary liabilities of Clean Coal:
Accounts payable and accrued liabilities	$1,472	$362
Deferred revenue, current	3,600	3,600
Deferred revenue, long-term	1,800	3,600

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands)
Net revenue	$4,723	$10,802
Net income	$3,564	$8,828

(4)	Deferred Revenues

Deferred revenues consist of:

•	billings in excess of costs and earnings on uncompleted contracts;

•	unearned revenues on licensing of the Company’s intellectual property to Arch Coal, Inc. (“Arch”) (as discussed further below); and

•	deferred rent revenue related to Clean Coal’s lease of its RC facilities (also as discussed further below).

Arch Coal

In June 2010, the Company entered into a Development and License Agreement with Arch in which the Company licensed, on an exclusive non-transferable basis, the use of certain of its technology to enhance coal by a proprietary coal treatment process and received a non-refundable license fee of $2 million in cash. The Company expects to recognize these revenues as the technology is further evaluated and developed and Arch realizes the benefits of the technology. As part of the agreement, Arch is required to purchase from the Company the chemicals required to enhance its coal. Future revenues of approximately $667,000 are expected to be recognized during the remainder of 2011 and are included in current deferred revenues.

Clean Coal

In June 2010, Clean Coal executed agreements to lease its RC facilities. These agreements provided for, among other things, a “prepaid rent payment” of $9 million for both facilities that was received before June 30, 2010. Thus far, in 2011, the Company has recognized $10.8 million in total rent revenues related to the RC facilities which includes $1.8 million from the initial prepaid rent payment. Future revenues expected to be recognized with respect to the prepaid rent paid are included in deferred revenues for the current period and in accrued warranty and other liabilities for the long-term period, and consist of the following:

Twelve Months Ending June 30,	Revenue to be Recognized
(In thousands)
2012	$3,600
2013	1,800

Total	$5,400

(5)	Net Loss Per Share

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

All outstanding stock options (See Note 7) to purchase shares of common stock for the three and six months ended June 30, 2011 and 2010 were excluded from the calculation of diluted shares, as their effect is anti-dilutive.

(6)	Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in years	As of June 30, 2011	As of December 31, 2010
		(In thousands)
Machinery and equipment	3-10	$2,637	$2,497
Leasehold improvements	2-5	526	535
Furniture and fixtures	3-7	281	284
RC facilities under lease	10	5,825	4,725

		9,269	8,041
Less accumulated depreciation and amortization		(3,631)	(3,235)

Total property and equipment, net		$5,638	$4,806

	Six Months Ended June 30:
	2011	2010
	(In thousands)
Depreciation and amortization of property and equipment	$386	$550

(7)	Share Based Compensation

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

Following is a table summarizing the option activity for the six months ended June 30, 2011:

	Director & Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2011	213,920	$10.18
Granted	—	—
Exercised	(12,180)	(8.72)
Forfeited	—	—

OPTIONS OUTSTANDING AND EXERCISABLE, June 30, 2011	201,740	$10.27

Following is a table of aggregate intrinsic value of options exercised and exercisable for the six months ended June 30, 2011:

Aggregate Intrinsic Value of Options	Value	Average Market Price
Exercised, June 30, 2011	$170,520	$14.00

	Value	Market Price
Exercisable, June 30, 2011	$1,154,000	$15.99

Stock options outstanding and exercisable at June 30, 2011 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$2.80	2,540	$2.80	2.3
$8.60 - $10.20	143,743	$8.66	4.4
$13.80 - $15.20	55,457	$14.80	3.0

	201,740	$10.27	4.0

No options were granted and/or vested during the three or six months ended June 30, 2011.

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

In 2009, the Company revised its 401(k) Plan. The revision permits the Company to issue shares of its common stock to employees to satisfy its obligation to match employee contributions under the terms of the plan in lieu of matching contributions in cash. The Company reserved 300,000 shares of its common stock for this purpose. The value of common stock issued as matching contributions under the plan is determined based on the per share market value of the Company’s common stock on the date of issuance.

Following is a table summarizing the activity under various stock issuance plans for the six months ended June 30, 2011:

Stock Issuance Plans
	2007 Plan	401(k) Plan	Other Stock Plans
Balance available, January 1, 2011	93,943	183,794	12,065
Evergreen addition	44,593	—	—
Restricted stock issued to new and anniversary employees	(11,019)	—	—
Stock issued based on incentive and matching programs to employees	(21,495)	(16,276)	—
Stock issued to directors	(26,755)	—	(7,000)

Balance available, June 30, 2011	79,627	167,518	5,065

Expense recognized under the different plans for the periods ended June 30, 2011:	(In thousands)
three months	$38	$92	$—

six months	$346	$182	$108

Unrecognized expense under the different plans for the periods ended June 30, 2011:	(In thousands)
three months	$52	$—	$—

six months	$388	$—	$—

A summary of the status of the non-vested shares as of June 30, 2011 is presented below:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	92,936	$5.46
Granted	12,391	13.61
Vested	(3,217)	(11.26)
Repurchased	(1,372)	(7.48)

Non-vested at June 30, 2011	100,738	$6.25

(8)	Stockholders’ Equity

For the periods ended June 30, 2011 and 2010, the non-controlling interest portion of stockholders’ equity includes such interest related to Clean Coal. As described in Note 3, in May 2011, Clean Coal entered into a transaction in which it sold an effective 15% interest of its equity to GS. Approximately 15.8 units of non-voting Class B membership interests were issued to GS for $60 million in cash. ADA and NexGen each received $30 million as a result of the sale. In conjunction with the closing of the purchase agreement, ADA, NexGen and GS entered into a Second Amended and Restated Operating Agreement and ADA and NexGen each exchanged 50 units of membership interests for approximately 42.1 voting Class A units in Clean Coal (each of which represents a 50% voting interest). Since the transaction did not result in a change in control of Clean Coal, the amount received from this transaction was recorded to common stock, net of the tax effect of approximately $11 million.

(9)	Commitments and Contingencies

Retirement Plan

The Company assumed the 401(k) Plan covering all eligible employees as of January 1, 2003 which was revised in 2009, and makes matching contributions to the plan in the form of cash and its common stock. Such contributions are as follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands)
Matching contributions in stock	$92	$182

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Beginning Balance	$585	$615	$612	$604
Warranties and guaranties accrued	16	23	38	57
Expenses paid and adjustments	(54)	(8)	(103)	(31)

Ending Balance	$547	$630	$547	$630

In some cases, a performance bond may be purchased and held for the period of the warranty that can be used to satisfy the obligation.

Line of Credit

Clean Coal has available a revolving line of credit with a bank for $10 million that is secured by substantially all assets of Clean Coal (including the interests it owns in its subsidiaries). The line of credit expires in March 2013 and requires quarterly interest payments. Borrowings under the line of credit bear interest at the higher of the “Prime Rate” (as defined in the related credit agreement) plus one percent (1%) or 5% per annum. At June 30, 2011, the outstanding balance on the line of credit was $4,168,000 and the effective interest rate was 5% per annum. Borrowings under the line of credit are subject to certain financial covenants applicable to Clean Coal.

Litigation

The Company is involved in litigation with Norit. The Norit lawsuit initially filed in Texas was moved to arbitration, and on April 8, 2011, the arbitration panel issued an interim award holding ADA liable for approximately $37.9 million for a non-solicitation breach of contract claim and held ADA and certain other defendants liable for royalties on adjusted sales of AC from the Red River plant. The payment schedule for the awarded obligations is expected to be determined when the final award is issued by the arbitration panel within the next few months. The Company expects to record a liability for the royalty payments concurrent with future sales from Red River as they are known. Approximately $1.6 million has been recorded for the six months ended June 30, 2011 related to the projected liability for royalty payments through 2011.

The Company has accrued current liabilities of approximately $33 million which is included in accrued arbitration award and related liability and a long-term liability of approximately $6.9 million which is included in accrued arbitration award on the accompanying consolidated balance sheets related to these awards. The final award will also address the potential for payment of legal fees incurred by Norit. The Company has made no accrual for potential payment of any such legal fees as such amounts, if any, cannot be determined at this time.

Carbon Solutions

In 2008, the Company made certain guaranties and undertook other obligations related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded on the Company’s consolidated balance sheet as the Company does not expect such guaranties and obligations to be called upon.

Summaries of the guaranties and obligations related to Carbon Solutions are as follows:

As of June 30, 2011
(In thousands)
AC Facility construction contract[1]	$13,200
Equipment contracts[2]	4,500
Sales contract A guarantee[3]	10,000
Sales contract B guarantee[4]	1,000

Total guaranties and obligations	$28,700

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

Following is a summary of contributions made by ECP:

	As of June 30, 2011	As of December 31, 2010
	(unaudited, in thousands)
Preferred equity contributions	$86,400	$89,300
Loans and accumulated interest payable to Red River by secured notes bearing interest at 12% per annum compounded quarterly.	$208,800	$193,800

Clean Coal

The Company also has certain guaranties and obligations in connection with the activities of Clean Coal The Company, NexGen and two entities affiliated with NexGen have provided the lessee of its RC facilities and GS with joint and several guaranties (the “CCS Party Guaranties”) guaranteeing all payments and performance due under the related transaction agreements. The Company also entered into a contribution agreement with NexGen under which any party called upon to pay on a CCS Party Guaranty is entitled to receive contribution from the other party equal to 50% of the amount paid. The parent of the lessee in the RC facilities lease transactions has provided Clean Coal with a guaranty as to the payment only of all the initial term fixed rent payments and the renewal term fixed rent payments under the related leases, which, although terminable at any time, cannot be terminated without the substitution of such guaranty with another guaranty on similar terms from a creditworthy guarantor.

(10)	Business Segment Information

The following information relates to the Company’s three reportable segments: Emission Control (“EC”), CO2 Capture (“CC”) and Refined Coal (“RC”). All assets are located in the U.S. and, other than RC segment assets that include assets under lease and other development costs totaling $9.8 million at June 30, 2011 and $5.3 million at December 31, 2010, are not evaluated by management on a segment basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
REVENUE:
EC	$1,709	$1,600	$3,742	$4,664
CC	569	337	917	1,140
RC	4,748	—	10,834	—

Total	$7,026	$1,937	$15,493	$5,804

SEGMENT PROFIT (LOSS):
EC	$179	$61	$915	$991
CC	20	170	34	668
RC	3,808	(888)	9,374	(1,533)

Total	$4,007	$(657)	$10,323	$126

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Total segment profit (loss)	$4,007	$(657)	$10,323	$126
Non-allocated general and administrative expenses	(6,054)	(5,708)	(10,335)	(9,899)
Depreciation and amortization	(207)	(330)	(392)	(539)
Interest, other income and other expenses	1,498	1,791	(37,412)	1,811
Net equity in net loss of unconsolidated entities	(1,752)	(1,568)	(3,711)	(2,750)
Deferred income tax benefit	2,313	2,087	16,569	3,700
Net (income) loss attributable to non-controlling interest	(2,056)	675	(4,835)	1,021

Net loss attributable to ADA-ES, Inc.	$(2,251)	$(3,710)	$(29,793)	$(6,530)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to any one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, legal fees, audit fees and corporate governance expenses.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words or phrases such as “anticipates,” “believes,” “hopes,” “expects,” “intends,” “plans,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	when final Maximum Achievable Control Technology (“MACT”)- based mercury and other regulations or pollution control requirements become effective and the impact of such regulations;

(b)	expected growth and anticipated opportunities in our target markets;

(c)	expected supply and demand for our products and services;

(d)	continued funding by Congress of our Department of Energy (“DOE”) CO2 projects, including industry cost share of such projects;

(e)	the effectiveness of our technologies;

(f)	expected timing of conducting additional demonstrations of our technology and completing a supply agreement with Arch Coal, Inc. (“Arch Coal”) and the amount of per ton benefit of coal our technology could provide;

(g)	the timing of awards of, and work under, our contracts and agreements and their value and their availability;

(h)	timing of construction, installation, meeting placed in service deadlines and commencement of full-time operations and expected production levels at the refined coal (“RC”) facilities of Clean Coal Solutions, LLC (“Clean Coal”);

(i)	Clean Coal’s expected use of its line of credit;

(j)	our ability to develop, place into service, generate tax credits under Section 45 of the Internal Revenue Code (“Section 45 tax credits”) and profitably sell, lease and/or operate additional RC facilities;

(k)	possible changes in the level of our ownership of ADA Carbon Solutions, LLC (“Carbon Solutions”), our joint venture with Energy Capital Partners (“ECP”);

(l)	the expected costs, capacity of, timing of full operational capacity and anticipated sales levels at the activated carbon (“AC”) facility (“AC facility”) built by ADA Carbon Solutions (Red River), LLC, a wholly-owned subsidiary of Carbon Solutions (“Red River”); and the need for additional AC production lines;

(m)	the willingness and ability of ECP to continue to fund operations of the AC Facility through contributions and loans to Carbon Solutions and its subsidiaries;

(n)	whether the guaranties and commitments the Company has made will be called upon;

(o)	timing and amounts of or changes in future revenues, funding for our business and projects, margins, expenses, earnings, dividends, tax rate, cash flow, working capital, liquidity, the value of recorded intangibles and other financial and accounting measures;

(p)	timing of the final award in the arbitration with Norit Americas, Inc. (“Norit”), timing and amount of payment obligations relating to the Norit arbitration, our ability to pay those obligations and the impact of the resolution of the Norit arbitration and related payment obligations; and

(q)	the materiality of any future adjustments to previously recorded revenue as a result of DOE audits.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, our inability to satisfactorily resolve the Norit arbitration and related indemnity claims; adverse outcomes in current and future legal proceedings; lack of working capital to operate our businesses, pay ongoing legal expenses and satisfy our obligations relating to the Norit legal proceedings; timing of new and pending regulations and any legal challenges to them; the government’s failure to enact legislation, promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address expected growth in our target markets; loss of key personnel; failure to satisfy performance guaranties; risks related to Carbon Solutions, including the willingness and ability of ECP to continue to fund costs of operating Carbon Solutions; ECP’s conversion of outstanding loans to Red River or preferred equity to ordinary capital contributions in Carbon Solutions; demand by ECP of payment on its loans to Red River or our indemnity obligations to it or Carbon Solutions; ECP’s control of Carbon Solutions and potential further dilution of our interest; failure to satisfy conditions in our existing agreements; inability of Carbon Solutions to respond to the expected increase in demand for AC through the construction of additional AC facilities or our inability to participate in such projects due to lack of funds or otherwise; the failure of the facilities leased by Clean Coal to continue to produce coal that qualifies for Section 45 tax credits; termination of the leases of such facilities; decreases in the production of RC by the lessees of Clean Coal’s RC facilities; plant outages; seasonality; failure of Clean Coal to build and place additional RC facilities in service by January 1, 2012; inability of Carbon Solutions and Clean Coal to obtain necessary permits; availability of raw materials and equipment for our businesses; our inability to realize our deferred tax assets; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our Annual Report on Form 10-K Part II Item 1A of the Form 10-Q filed for the period ended March 31, 2011 and Part II Item 1A of this Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements made in this report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

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

We conduct research and development efforts in CO2 capture and control from coal-fired boilers. On September 30, 2010, we signed our second significant contract related to CO2 capture with the DOE, which is scheduled to continue through the end of 2014. We are marketing our RC technology, services and equipment through our interest in our Clean Coal joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation, and with an affiliate of The Goldman Sachs Group, Inc. (“GS”). We currently own interests in two operating RC facilities through Clean Coal which leases them through its subsidiaries to another GS affiliate. The two RC facilities are operated by Clean Coal Solutions Services, LLC (“CCSS”), a Colorado limited liability company owned 50% by us and 50% by NexGen. In addition, the Carbon Solutions joint venture, of which we owned 22.8% as of June 30, 2011, has commenced commercial operations at its AC Facility whose production is focused primarily on emissions control applications related to mercury emissions from coal burning utilities.

Emission Control

Environmental Legislation and Regulations

Mercury has been identified as a toxic substance and, pursuant to a court order; the U.S. Environmental Protection Agency (“EPA”) issued regulations for its control from power plants in March 2005, which was known as the “Clean Air Mercury Rule” or “CAMR.” CAMR was subject to significant challenges since it was issued and was ultimately declared invalid. In April 2010, the U.S. District Court of Appeals of the District of Columbia approved the consent agreement reached between the EPA and a coalition of public health and environmental groups that sued in 2008 to force the agency to set tighter emission limits. That settlement requires the EPA to issue a final rule requiring strict plant-specific controls for power plants' toxic air pollutants no later than November 16, 2011. On March 16, 2011, the EPA issued a draft of the Proposed Mercury and Air Toxics rules, a MACT based hazardous pollutant regulation, which provides for among other provisions, control of mercury and volatile metals such as arsenic, selenium and acid gases such as HCl and other Hazardous Air Pollutants (“HAPs”) (the “Mercury and Air Toxics Rule” or “MATR”). The proposed rule was officially listed by the EPA in the Federal Register on May 5, 2011 with comments due back by August 4, 2011. The draft MATR is based upon the average of the best-performing 12% of power plants and only allows minimal averaging or trading. The MATR proposed a limit for mercury emissions that will require capture of 80% to 90% of the mercury in the coal burned in electric power generation boilers. While the new regulations will require additional emission control equipment, the EPA estimates a small percentage of the current generation fleet will retire due to the cost of complying with the regulations.

In addition to the electric power generators, the EPA has developed a MACT-based mercury emissions regulation for the Portland Cement Industry through proposed amendments to the National Emission Standards for HAPs for the Portland Cement Manufacturing Industry (the “Cement MACT”). The Cement MACT regulation was finalized on September 9, 2010. On May 7, 2011, the EPA denied requests to issue an administrative stay on the Cement MACT and denied and granted in part various petitions to reconsider the final revised Cement MACT. The EPA is not delaying the implementation of the Cement MACT and is only reconsidering various technical standards and issues contained in the final regulation, which we do not believe will have a material impact on the regulation and its eventual implementation. This regulation requires cement plants to reduce HAPs by 2013 including 92% of mercury and 83% of hydrocarbons. This regulation could require ACI systems on up to 90 cement kilns in the U.S., which are owned by approximately 15 companies. We have been engaged in several testing programs for cement companies to define their emissions and evaluate how our ACI equipment and sorbents will work in that industry. The tests were designed to evaluate the effectiveness of collecting mercury and organics from cement kiln exhaust gas streams. We believe the Cement MACT will increase the market for both ACI systems and AC.

The EPA has also issued a new MACT regulation for coal-fired boilers that provide mostly steam and/or electricity for small industrial and institutional power needs with no more than 25 MW of electricity sold to the grid (the “Industrial Boiler MACT”). The final regulation was released on February 23, 2011 and issued on March 21, 2011, with compliance deadlines originally scheduled for early 2014. The EPA delayed the effective date of the final rule implementation of the Industrial Boiler MACT until such time as judicial review is no longer pending or until such time as the EPA completes its reconsideration of the related rules. The EPA is reconsidering various aspects of the regulation including its application to a wide variety of boiler types and fuels. In addition, proposed legislation in the United States Senate (S. 1392) would provide additional time for the EPA to reconsider the regulation and would extend the period in which regulated boilers must be brought into compliance to five years, rather than the normal three years.

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

The Clean Air Act requires that all emission control related regulations be met within 36 months. We believe that substantial long-term growth of the EC market for the electric power generation industry will most likely depend on how industry chooses to respond to the pending and new federal regulations. In general, all three of these regulations are less stringent than originally expected, meaning more flexibility in choosing low capital expense control technologies and likely fewer forced retirements from having to install large capital equipment, such as scrubbers and baghouses. We anticipate the final MATR will create a large market for our mercury control products beyond 2011. We expect that as many as 1,200 existing coal-fired boilers will be affected by such regulations, if and when they are fully implemented. We believe that the MATR will be made final by the November 2011 deadline. Many power companies recognize the urgency of these pending regulations, and as a result we are contracting with power plants to evaluate mercury control options at a number of their plants. Utilities need to know as soon as possible whether their existing EC components are sufficient to meet the new test limits with the installation of ACI and dry sorbent injection (“DSI”) systems. If they need to upgrade their equipment with new fabric filters or possible scrubbers, they need to quickly begin procurement of that large capital equipment due to long required lead times. This could result in near-term ACI demonstration revenue and positions us to bid on related ACI equipment.

ACI Systems and Services

To date, we have installed or are in the process of installing 49 ACI systems. Some market demand continues in 19 states that either have passed their own mercury control regulations or have entered agreements with power plants to reduce mercury emissions for new power plants. We remain active in the bid and proposal process and expect the number of awards this year to remain flat or decline compared to last year. Although we expect the equipment market to continue to be static in 2011, we believe we have the opportunity for significant revenue growth for our EC products and services when final federal regulations or legislation affects a significant portion of previously uncontrolled and existing boilers. Given the current expected timing for finalization of the MATR, we anticipate the need for 400 to 700 ACI systems to be supplied between 2012 and 2015, which would require rapid scale-up of our production capabilities to maintain our approximate 30% market share. For an average Electric Generating Unit, the ACI equipment costs are between $600,000 and $1 million. We are expanding our sales staff as well as our engineering design group and fabrication capacity to meet this anticipated market. We believe contracts for ACI systems will not begin to be awarded until later this year when the rule is made final, but we are already in discussions with some utilities about early fleet-wide procurement.

We have also developed and are offering commercial systems to inject dry alkali sorbents for control of acid gases such as SO3 and HCl as well as for control of the criteria pollutant SO2. DSI systems, which cost approximately $2 to $3 million for an average size plant, provide a low-capital cost alternative to scrubbers for meeting certain provisions of the MATR and the Cross State Air Pollution Rule, which was finalized by the EPA on July 6, 2011 (“CSAPR”, formerly known as the “Transport Rule”). CSAPR replaces the EPA’s 2005 Clean Air Interstate Rule and requires 27 states in the eastern half of the United States and the District of Columbia to significantly improve air quality by reducing power plant SO2 and nitrogen oxide emissions that contribute to ozone and fine particle pollution in other states. Plants in the 27 impacted states will be required to comply with emission reductions quickly; beginning January 1, 2012 for SO2 and annual nitrogen oxide reductions, and May 1, 2012 for ozone season nitrogen oxide reductions. We conducted full-scale tests of the DSI equipment in 2010 and for the past year ADA has been demonstrating DSI equipment for the control of SO2 and SO3 on plants burning bituminous, Powder River Basin (“PRB”), and lignite coals. The DSI approach is also a low-cost option for utilities for meeting the particulate matter standard proposed in the MATR because dry sorbents can capture condensable material that are part of the regulated particulate matter emissions. Experts have predicted that up to a quarter of the 1,200 plus coal fired boilers could be forced to shut down if they were required to add scrubbers and selective catalytic reduction systems which can cost $200 to $300 million per installation.

We are developing and providing services and bidding on systems to measure and mitigate acid gases from coal fired boilers. These acid gas emissions are often the unintended result of the retrofit and operation of NOx control technology on medium to high sulfur coal-fired boilers.

Arch Coal Development and License Agreement for Enhanced Coal

Since 2004, we have been working with Arch Coal to explore certain unique characteristics of some types of coals produced by Arch Coal that allow them to be burned with lower emissions. We believe a recent technical breakthrough provides a potential means to obtain similar performance improvements from all of Arch Coal’s PRB coals. As a result on June 25, 2010, we entered into a Development and License Agreement (the “License Agreement”) with Arch Coal. Pursuant to the License Agreement, we provided Arch Coal with an exclusive, non-transferable license to use certain technology to produce “Enhanced Coal” by the application of ADA’s proprietary coal treatment technology for coal mined by Arch Coal at mines and sites located in the PRB. We expect that the technology will reduce certain emissions from the burning of the PRB coal, which should help to meet the MATR. Pursuant to the License Agreement, we are providing development services to Arch Coal aimed at applying the technology to the PRB coal. In addition, if we develop improvements to the technology that are related to the reduction of certain emissions from the burning of PRB coal, that technology will either be included in the license at no additional cost, or, under certain circumstances, we will negotiate with Arch Coal to determine if Arch Coal wants to use the additional improvements. We retain all right, title and interest, including all intellectual property rights, in and to any technology we license to Arch Coal. The initial demonstration of coal treated at the mine and shipped by rail to a power plant produced promising results.

In consideration for the development work and the license to Arch Coal, Arch Coal paid us an initial, non-refundable license fee in cash of $2 million in June 2010 and we have recognized $735,000 of such amount as revenue for the six months ended June 30, 2011 in addition to amounts recognized in 2010. Arch Coal may be obligated to make royalty payments to us that could amount to as much as $1 per ton of the premium for “Enhanced Coal” sold by Arch Coal, depending upon the successful implementation of the technology and the premium Arch Coal is able to charge on future sales of the “Enhanced Coal” product. Arch Coal currently produces more than 100 million tons of PRB coal per year. Any royalty ultimately payable under the License Agreement will first be subject to credit to Arch Coal of an amount equal to the initial license fee, other development and operational costs paid by Arch Coal plus a rate of return on such payments.

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

In recent tests we have shown that we can enhance PRB coal at the mine and achieve mercury reductions when the coal is burned at power plants. We believe the coal enhancement provides a $1 to $4 per ton benefit of coal to the power plants. The proposed MATR could create a market for a significant percentage of the greater than 100 million tons per year of PRB coal mined by Arch. Because of our focus on placing in service additional RC facilities prior to the end of this year, additional demonstrations of our Enhanced Coal product have been delayed. We expect to resume these tests later this year and in 2012 which will provide sufficient time to grow this business as the national mercury control market expands through 2015.

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

In October 2010 we began work on the new DOE CO2 project, which is expected to run for a total of 51 months to scale-up the technology to the one-megawatt level, which is a key step in the technology development process. This contract will not only fund research and development (“R&D”) on this technology, but it is expected to provide significant contributions to our revenue and margin over the next three plus years.

We anticipate that DOE programs will continue to represent an important component of the revenue stream of the Company over the next several years as we position ourselves for the market growth for ACI systems, enhanced coal and related technology with Arch Coal and other technologies for emissions control.

Refined Coal

Environmental Legislation and Regulations and Opportunities

Clean Coal’s primary opportunity is based on Section 45 tax credits for the production of refined coal and proprietary technology developed by ADA that has been licensed to Clean Coal. In December 2009, the IRS issued guidance as to the specifics concerning how the emissions reductions are to be measured and certified to demonstrate compliance necessary to qualify for the Section 45 tax credits and under the Tax Relief and Job Creation Act of 2010, the deadline for placing qualifying facilities into service was extended to December 31, 2011. The tax credits amount to an annually escalating $6.33 per ton of RC for a period of ten years for facilities placed in service prior to January 1, 2012.

As a result of the extension of the placed in service deadline, we are pursuing strategic relationships to sell or lease several additional RC facilities during 2011 with a potential of up to 16 total RC facilities. Thus far Clean Coal has built the generic portions of 10 facilities to address its anticipated opportunities each capable of producing one to five million tons of RC per year. In June of this year, Clean Coal installed and placed in service one of these units at a plant that is expected to burn up to four million tons of RC per year. This new facility was operated for the period of time deemed necessary to meet the IRS placed in service deadline, and when burned, the RC produced demonstrated the reductions in mercury and NOx emissions necessary to qualify for the Section 45 tax credit. Clean Coal has also installed four additional facilities at power plants burning an aggregate of over 10 million tons of coal per year; however, initial operations and testing were postponed for several weeks because of the severe heat wave in the Midwest. We expect these four units to be placed in service some time before September of this year. Following the completion of the facility demonstrations, operating permits and contracts between the utilities and the financial institution monetizing the tax credits will need to be finalized prior to commencing full-time operations to produce RC, which we expect to take four to six months per facility and occur late in the fourth quarter of this year as to these four units. We expect the remaining 11 facilities to be placed in service this fall. We believe the market potential for the additional 16 facilities to be approximately 30 million tons in the aggregate, which we estimate to be a 50% market share.

Clean Coal is financing the construction and installation of the additional RC facilities with the Line of Credit described below. In addition, we are negotiating terms with monetizers to provide advance payments of rent once the facilities are placed in service and become operational.

Clean Coal Existing Facilities, Leases and Related Agreements

Clean Coal placed two RC facilities in service prior to January 1, 2010 (the original placed in service deadline under Section 45) and demonstrated the required emission reductions for their RC product to qualify for the Section 45 tax credits. On June 29, 2010, Clean Coal executed contracts by which the two existing RC facilities were leased to GS RC Investments LLC, (“GSRC”, which is another affiliate of GS), the lessee. The leases have base terms that run through December 31, 2012 (the “Initial Term”), and automatically renew for annual terms through the end of 2019. The other 50% voting interest in Clean Coal is owned by NexGen and the two RC facilities are owned, respectively, by two special purpose entities (the “Lessors”). Clean Coal owns 95%, and we and NexGen each own 2.5% of the Lessors. The lessee has entered into supply agreements for each RC facility pursuant to which it supplies RC to the applicable power plant owner. CCSS (subject to oversight by the lessee) operates and maintains the RC facilities under two Operating and Maintenance Agreements entered into with the lessee as part of the transaction. In addition to reimbursement for costs incurred, CCSS receives a fee of $.08 per ton of coal processed through the RC facilities for its services. The lessee pays the costs for operating and maintaining the RC facilities, subject to certain limitations. CCSS also arranges for the purchase and delivery of certain chemicals necessary for lessee’s production of RC under two supply agreements entered into with the lessee as part of the transaction. CCSS receives a fee for its services in the amount of 5% of the cost of chemicals and transportation costs. The term of each supply agreement runs coincident with the leases.

We, Clean Coal and the lessee also entered into a technology sublicense agreement (the “Technology Sublicense”) pursuant to which we licensed, and Clean Coal sublicensed, to the lessee certain technology required to operate each RC facility and to produce RC. The Technology Sublicense parallels the license previously granted by us to Clean Coal and requires that we stand behind Clean Coal if it fails to perform its obligations under the sublicense, other than as a result of a default by lessee. The agreement contains representations and warranties customary for such agreements regarding intellectual property, and, subject to certain liability limits, requires us to indemnify the lessee in the event of certain infringement claims by a third party. We are also obligated to actively prosecute infringement of the technology by third parties, or to cooperate with the lessee if it does so, in which case any award would go to the lessee and any other sublicensee who prosecutes the infringement. The annual license fee payable to Clean Coal for the sublicense is $10,000 per year, but this amount is deductible from the amount the lessee pays in rent under the leases.

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

In September 2010, the RC facilities ramped up production to expected continuous levels and are now treating over 95% of the available coal used by the four generating units at the two power plants. During the first six months of 2011, these two units generated over $10 million in consolidated revenues for ADA. These production levels are expected to generate between approximately $15 to $20 million per year in revenues and, after deduction of NexGen’s and GS’s share, between approximately $7 to $9 million in pre-tax cash flow and operating income, or approximately $1 per diluted share annually for ADA through 2019 (assuming no significant change in outstanding number of shares).

Organization and Control

We originally formed Clean Coal in 2006, and sold a 50% interest in it to NexGen for $1 million. Under the original Purchase and Sale Agreement, NexGen had the right (but not the obligation) to maintain its 50% interest in Clean Coal by paying us an additional $4 million at certain specified times. In October, 2009, NexGen elected to retain its interest in Clean Coal and issued $1.8 million two-year promissory notes to the Company in June 2010, with the remainder of the payment to come from 25% of cash distributions (other than for income taxes) due to NexGen from Clean Coal.

In May 2011, we and NexGen entered into a transaction in which Clean Coal sold an effective 15% interest of the equity in Clean Coal, equal to approximately 15.8 units of non-voting Class B membership interests, to an affiliate of GS for $60 million in cash (the “Purchase Price”) pursuant to a Class B Unit Purchase Agreement (the “Purchase Agreement”). In conjunction with the closing of the Purchase Agreement, we, NexGen and GS entered into a Second Amended and Restated Operating Agreement for Clean Coal (the “Restated Operating Agreement”) and an Exclusive Right to Lease Agreement (the “Lease Agreement”). Pursuant to the Restated Operating Agreement, we and NexGen each exchanged 50 units of membership interests in Clean Coal for approximately 42.1 voting Class A Units in Clean Coal, representing a total of approximately 84.2% of the equity interests in Clean Coal following the Transaction. ADA and NexGen each received $30 million as a result of the sale, and subsequent to the transaction with GS, NexGen paid the Company the remaining balance due of $1.8 million as payment in full of the amount owing by NexGen to maintain its interest in Clean Coal, including payment in full of all other amounts owing to us totaling $480,000 under certain previously issued “tonnage notes.”

Pursuant to the transaction with GS, we and NexGen provided GS with joint and several guarantees (the “Limited Guarantees”) guaranteeing the performance by Clean Coal of its obligation to indemnify GS against certain losses it may suffer as a result of inaccuracies or breaches of the representations and warranties made by Clean Coal in the Purchase Agreement or the Lease Agreement, or if Clean Coal breaches its covenants in the Purchase Agreement or the Lease Agreement. Clean Coal’s indemnification obligations for breaches of representations, warranties and covenants, other than for breaches of the representations involving organization, subsidiaries, capitalization and voting rights, authority and non-contravention and valid issuance, are subject to a non-recoverable deductible of $500,000 and a cap of the Purchase Price. We also entered into a contribution agreement with NexGen under which any party called upon to pay on a Limited Guaranty is entitled to receive contribution from the other party equal to 50% of the amount paid.

The rights and obligations of the parties are set forth in detail in the Restated Operating Agreement, which provides, among other related terms and conditions, that prior to April 1, 2012, Distributable Cash (as defined in the Restated Operating Agreement) will be distributable approximately 84.2% to us and NexGen as holders of the Class A Units and approximately 15.8% to GS as the holder of the Class B Units. Given the 2.5% direct interest both we and NexGen retain in subsidiaries of Clean Coal previously formed to operate any RC facilities, the effective sharing ratio of net cash generated by all expected refined coal operations is 15% to GS and 85% to us and NexGen. Beginning with distributions made after December 31, 2012, Clean Coal must distribute no less than 70% of Distributable Cash, at least annually. Within 10 days of April 1, 2012, Clean Coal must calculate a “Projected Distributable Value,” which is defined in the Restated Operating Agreement as an estimated amount equal to the net present value, using a 15% discount rate, that Clean Coal projects it will receive through the end of the term of all effective (i.e., contractually committed) RC facilities. For distributions occurring after April 1, 2012, if 15.8% of the Projected Distributable Value is equal to or greater than GS’ “Unrecovered Investment Balance” (which is the dollar amount necessary, at any given time, to return GS at least its $60 million investment, plus a 15% return thereon, taking into account all prior distributions to GS), GS is entitled to receive 15.8% of each distribution. If the “Projected Investment Value” (which is 15.8% of the Projected Distributable Value) is less than the Unrecovered Investment Balance as of the time for any given distribution, then an adjustment will be made to the distribution ratios to compensate GS for this deficiency. This adjustment is to be updated from time to time over the life of the investment, and at any time when Projected Investment Value becomes equal to or greater than GS’ Unrecovered Investment Balance, the amount payable to GS again becomes 15.8% of the distribution (or a lesser amount if amounts previously distributed have resulted in overpayments to GS). Clean Coal may make greater distributions to GS than required at any given time in order to shorten the time in which the Unrecovered Investment Balance will be reduced to $0.

In addition, the Restated Operating Agreement provides that upon the occurrence of a Liquidation Event (as defined in the Restated Operating Agreement), GS will be entitled to receive the greater of (A) a liquidation preference in an amount equal to the Unrecovered Investment Balance as of the date of such Liquidation Event (the “Liquidation Preference”) or (B) GS’ pro rata share of the proceeds from such Liquidation Event.

Furthermore, the Restated Operating Agreement states that on or after the earlier of (i) a breach of any material provision of the Purchase Agreement or Clean Coal’s organizational documents that is not cured in accordance with the Restated Operating Agreement and that results in damages to GS of at least $10 million or (ii) the 10 year anniversary of the date the last refined coal facility owned by Clean Coal or one of its subsidiaries is placed in service (but in no event later than December 31, 2021), and if the Unrecovered Investment Balance has not been reduced to zero, GS may require its Class B Units to be redeemed by Clean Coal for an amount equal to its Unrecovered Investment Balance, payable within 180 days of the notice of redemption. In addition, the Restated Operating Agreement contains provisions in regard to GS’ right to a board observer, each parties’ rights and obligations with respect to capital calls, preemptive rights, approval of certain transactions, drag-along and tag-along rights, a covenant not to compete, an obligation for us to present certain related “business opportunities” to Clean Coal for its consideration and related matters.

Pursuant to the Lease Agreement, Clean Coal granted GS the exclusive right (but not the obligation) to lease facilities that will produce up to approximately 12 million tons (+/- 10%) (the “Target Tons”) of refined coal per year on pre-established lease terms similar to those currently in effect for Clean Coal’s two existing facilities, but which are more economically favorable to Clean Coal than the rates in the present leases for the existing refined coal facilities that Clean Coal leased to another GS affiliate in June, 2010. Clean Coal is required to submit a package to GS with respect to each RC facility it proposes that GS consider for leasing (being all RC facilities developed by Clean Coal until the Target Tons are met), and upon certification and acceptance of the certification for a given RC facility by GS, GS is required to pay Clean Coal, as a deposit, an agreed amount for each 1 million tons of projected annual refined coal production. Upon closing of a lease of a RC facility from Clean Coal, GS is required to pay Clean Coal an additional amount per 1 million tons of projected annual refined coal production. These payments are paid as advance rent, and actual amounts due under the leases (with true-ups) will be paid in accordance with the operative lease and related agreements, which will be based on the forms of documents that were used in the transactions for the existing RC facilities leased to GSRC and will include guaranties by us and NexGen. The initial lease terms will be five years, with annual renewals for five successive one-year periods. If GS determines that it wishes not to lease a RC facility after it has paid the deposit, it can demand the return of the deposit paid for that RC facility, and the deposit must be paid within 30 days of the end of the quarter in which the demand is made. The amount of any deposit will earn interest from the date of demand until the deposit is paid.

In connection with the transaction, including the entry into the Lease Agreement, Clean Coal and GSRC agreed to cancel the existing “first right of refusal” that was previously granted to GSRC under the existing agreement to lease in connection with the leasing by GSRC of two existing RC facilities. Under the cancelled first right of refusal GSRC had the first right to lease RC facilities with up to 14 million tons of refined coal production per year.

We control and consolidate the results of Clean Coal in our financial statements, but do not consolidate the results of CCSS because NexGen controls the entity pursuant to the operating agreement of the entity. The leases for Clean Coal’s existing RC facilities included an upfront payment of $9 million in prepaid rent for both facilities and provide for fixed rent and contingent rent based upon future production of RC, each of which is payable on a quarterly basis. We are recognizing the prepaid rent over the initial three year term of the leases. Such revenues are recorded as they are earned. Historically, the utilities at which the facilities operate have used over six million tons of coal per year, which amount can vary based on several factors. The total annual contribution to our operating income will ultimately depend on the utilities’ use of coal in the generation of electricity, which use will likely fluctuate over the term of the tax credits. Each lease may be terminated by the lessee for various reasons, the most significant of which are:

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

In order to maintain our 50% voting interest in Clean Coal, we are obligated to fund half of its operating costs and capital expenditures. We expect the operations of the RC facilities to generate sufficient working capital to meet their operating needs. On March 31, 2011, Clean Coal entered into a credit agreement with a bank for $10 million that is secured by substantially all assets of Clean Coal (including the interests it owns in its subsidiaries) (the “Line of Credit”). The Line of Credit expires in March 2013 and requires quarterly interest payments. Borrowings under the Line of Credit bear interest at the higher of the “Prime Rate” (as defined in the related credit agreement) plus one percent (1%) or 5% per annum. At June 30, 2011, the outstanding balance on the Line of Credit was $4,168,000 and the effective interest rate was 5% per annum. Borrowings under the line of credit are subject to certain financial covenants applicable to Clean Coal.

Carbon Solutions

Carbon Solutions, our joint venture company with ECP, has constructed the AC Facility through its wholly owned subsidiary Red River. The AC Facility, which achieved commercial operation in May 2010, is operating and currently supplying customers with AC. In the second half of 2010 the AC passed certification testing that will allow it to be sold into the water market.

Under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) of Carbon Solutions among ECP and ADA, we have contributed $25.6 million in cash and other property and ECP has contributed cash of $175.7 million, including preferred equity contributions of $86.4 million, through June 30, 2011. Effective June 2009 and since that date, ECP converted some of its preferred equity contributions to ordinary capital contributions resulting in a dilution of our ownership percentage to 22.8% as of June 30, 2011 and as a result, we include our share of Carbon Solutions’ loss under the equity method of accounting. Our initial investment combined with our share of Carbon Solutions’ cumulative losses to date has resulted in a net investment in Carbon Solutions of $9.8 million as of June 30, 2011. We do not have any further capital commitments to Carbon Solutions, and expect that all future funding for the AC Facility will come from ECP and third-party debt financing. See “Liquidity and Capital Resources” below for additional information.

Carbon Solutions predicts a significant gap between AC production and demand beginning in 2012, with the gap growing close to a billion pounds per year after all the MACT regulations are in place by 2015. They believe that the growth anticipated will require up to five additional AC production lines of the same size and capacity as Red River. To prepare for the additional demand created by the draft Air Toxics Rule, Carbon Solutions has permitted a second 150 million pound per year production line at the Red River plant. We have certain rights to participate by up to 50% in capacity additions Carbon Solutions may pursue.

In addition, we provide certain services to Carbon Solutions under a Master Services Agreement (“MSA”). Sales and other revenues under the MSA totaled $22,000 and $52,000 for the three and six months ended June 30, 2011, respectively, which amounts are included in EC revenues in the accompanying consolidated statement of operations.

Results of Operations – 2nd Quarter and YTD 2011 versus 2nd Quarter and YTD 2010

Revenues totaled $7 million and $15.5 million for the three and six months ended June 30, 2011, respectively, versus $1.9 million and $5.8 million for the three and six months ended June 30, 2010, respectively, representing an increase of 263% and 167% for the quarter and year to date. We expect overall revenues for the rest of the year to be higher than those reported for the 2010 period primarily as a result of the impact from the RC segment.

Cost of revenues decreased by $78,000 and $1.3 million or 4% and 29% for the three and six months ended June 30, 2011, respectively, from the same periods in 2010 primarily as a result of decreased revenues in our EC and CC segments and lower RC segment costs as described below. Gross margins were 74% and 80% for the three and six months ended June 30, 2011, respectively, as compared to less than 1% and 23% for the same periods in 2010. The increase primarily reflects the increased RC margins and revenues as described below. For the near term, we expect the sales related to the RC segment to represent an increasing source of revenues, for which the anticipated gross margins are higher than our EC and CC segments. As a result, we expect the gross margin for 2011 to be higher than the overall margin realized in 2010.

Emission Control

Revenues in our EC segment totaled $1.7 million and $3.7 million for the three and six months ended June 30, 2011, respectively, representing an increase of 7% and a decrease of 20% from the same periods in 2010. The amounts reported exclude the work ADA has conducted for Clean Coal, as further described below, which was eliminated in our consolidation. Revenues from the EC segment for the six months ended June 30, 2011 were comprised of sales of ACI systems and services (30%), flue gas chemicals and services (15%) and other services (55%), compared to 77%, 3%, and 20%, respectively, for the same period in 2010. For the near term, we expect the consulting services in our EC segment to increase as a percentage of EC revenues as the industry seeks to analyze and evaluate the MACT regulations in addition to increased revenues related to our technical breakthrough related to PRB coal. We expect our EC segment revenues related to ACI systems to remain at static levels until such time as utilities, cement plants and industrial boilers start to react to the MACT regulations. We expect overall gross margins for the EC segment for 2011 to be higher than levels achieved in 2010.

Our consulting revenues increased approximately $603,000 and $1.1 million during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 as we began demonstration and other work related to recent changes with the MACT regulations and includes revenues totaling $333,000 and $667,000, respectively, from our Arch Coal non-refundable license. Our consulting revenues contributed approximately $1.1 million and $1.9 million during the three and six months ended June 30, 2011 and we expect our consulting revenues to increase as a percentage of EC revenues during the remainder of 2011 as several customers are seeking advice and evaluation studies on how best to comply with the finalized MACT regulations.

As of June 30, 2011, we had contracts in progress for work related to our EC segment totaling approximately $2.1 million, of which we expect to recognize a significant portion during the remaining six months of 2011, with the balance to be completed and realized in 2012. Our ACI systems revenues totaled $488,000 and $1.1 million for the three and six months ended June 30, 2011, respectively, representing a decrease of 57% and 68% as compared to the same periods in 2010. In the EC segment, we performed work related to RC systems provided to Clean Coal valued at $359,000 and $471,000 for the three and six months ended June 30, 2011, respectively, that would otherwise be recognized as revenue but were eliminated in the consolidation of Clean Coal. In the EC segment, we performed work related to RC systems provided to Clean Coal valued at $2.7 million and $3.2 million for the three and six months ended June 30, 2010, respectively, that would otherwise be recognized as revenue but were eliminated in the consolidation of Clean Coal. The prior year includes our participation in the construction and installation of the initial RC facilities that were placed in service in at the end of 2009. In the current year, Clean Coal is utilizing a number of additional resources for of the planned new RC facilities.

Cost of revenues for the EC segment decreased by $237,000 and $1.2 million for the three and six months ended June 30, 2011, respectively, from the same periods in 2010, primarily as a result of the decreased revenue-generating activities from our ACI system sales. Gross margins for the EC segment were 44% and 52% for the three and six months ended June 30, 2011, respectively, compared to 25% and 35% for the same periods in 2010. The increase in gross margin from the prior year was primarily a result of cost savings from original budgeted amounts when the contracts commenced.

EC segment profits increased by $118,000 or 193% and decreased by $76,000 or 8% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease in the six-month period was primarily a result of decreased ACI system sales.

CO2 Capture

Revenues in our CC segment totaled $569,000 and $917,000 for the three and six months ended June 30, 2011, representing an increase of 69% and decrease of 20% from the same periods in 2010. We had outstanding DOE contracts, including anticipated industry cost share in progress totaling approximately $17.9 million as of June 30, 2011. We expect to recognize approximately $1.6 million from these contracts during the remainder of 2011 including participation by other industry partners and the remainder in 2012 through 2014. As discussed above, on September 30, 2010 we signed a contract on a DOE project totaling approximately $19 million (including expected contributions by other industry partners). Revenues increased in the second quarter due to the increased activities under this contract.

Cost of revenues for the CC segment increased by $332,000 and $351,000 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Gross margins for this segment were 16% and 17% for the three and six months ended June 30, 2011, respectively, as compared to 57% and 64% for the same periods in 2010. The decrease in gross margin from 2011 to 2010 is due primarily to greater use of subcontractors for which our margins are less under these projects. Lower cost share participation from third parties also contributed to higher costs and lower margins. We expect the overall gross margin for the CC segment for fiscal year 2011 to be lower than the levels achieved in 2010, due to the mixture of direct costs (labor versus equipment) associated with this segment.

CC segment profits decreased by $150,000 and $634,000 or 88% and 95% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. As discussed above, the decrease was primarily the result of greater use of subcontractors and lower cost share participation. Our contracts with the government are subject to audit by the federal government, which could result in adjustments to previously recognized revenue. Our historical experience with these audits has not resulted in significant adverse adjustments to amounts previously received; however the audits for the years 2004 and later have not been finalized. We believe, however, that we have complied with all requirements of the contracts and future adjustments, if any, will likely not be material. In addition, the federal government must appropriate funds on an annual basis to support DOE contracts, and funding is always subject to unknown and uncontrollable contingencies.

Refined Coal

Revenues in our RC segment totaled $4.7 million and $10.8 million for the three and six months ended June 30, 2011, respectively. There were no similar revenues during the same period in 2010 as the facilities were not placed into routine operations until the end of the second quarter of 2010. RC revenues were lower than in the first quarter of this year due to planned maintenance outages in April and May at the power plants where the RC facilities operate which reduced the amount of coal available for processing. We expect coal processed in the third and fourth quarters of this year to return to the levels we saw in the first quarter. We expect our quarterly revenues to fluctuate based on seasonal variations in electricity demand as well as planned and unplanned outages required by the power plants for equipment repair and maintenance. The first two systems are expected to produce approximately 6 million tons of RC annually, qualifying for the present $6.33 per ton Section 45 tax credit through 2019.

Cost of revenues for the RC segment totaled $413,000 and $588,000 for the three and six months ended June 30, 2011 respectively, as compared to $586,000 and $1.0 million for the same periods in 2010 as we had increased our efforts earlier in 2010 in further developing the technology and modifying the equipment. Costs for the quarter ended June 30, 2011 increased compared to the first quarter of 2011 due to activities undertaken to place additional facilities into operations. Costs of revenues have stabilized as the existing RC facilities have settled into routine operations. We expect future RC margins to be at a level near 95%.

RC segment profits increased by $4.7 million and $10.9 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 as the two facilities were leased and placed in routine operation in the middle of 2010.

Other Items

General and administrative expenses increased by $671,000 and $909,000 or 11% and 8% to $6.8 million and $11.7 million for the three and six months ended June 30, 2011, respectively, from the same periods in 2010. The change in 2011 resulted primarily from $3.0 million in incentive compensation for employees and consultants we accrued during the three months ended June 30, 2011 related to the equity sale in Clean Coal. These increases were somewhat offset by decreases in legal expenses totaling $2.8 million and $3.5 million for the three months and six months ended June 30, 2011, respectively over the same periods in 2010. Non-routine legal costs related to the Norit matter totaled $ 1.5 million and $3.4 million for the three and six months ended June 30, 2011, respectively. We expect non-routine legal costs to decrease significantly starting in the fourth quarter of 2011 assuming we can resolve the Norit arbitration and related indemnity claims by then. We expect other components of our G&A to increase in 2011 as we build our infrastructure in preparation for the increased market opportunities anticipated from the several MACT regulations.

We incur research and development (“R&D”) expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Total R&D expenses increased by $178,000 and $315,000 or 90% and 83% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 as a result of increases in CC and RC activities. We have had no significant direct cost share for R&D under DOE related contracts so far in 2011 or in 2010. The increase in total R&D is related to preparing for growth in the delivery of our ACI systems, as well as our RC activities. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be higher in 2011 as compared to 2010. We continue to anticipate that our future R&D expenses will grow in direct proportion to DOE funded CO2 work we perform for the next several years and other technology development we choose to pursue.

We had net interest and other income and net interest income of $1.5 million and $2.1 million for the three and six months ended June 30, 2011, respectively, as compared to $1.8 million for both the three and six months ended June 30, 2010 due primarily to the interest on notes receivable and other amounts received from NexGen. We recognized $39.5 million in expenses for the six months ended June 30, 2011 related to the interim award in the Norit arbitration as described below and in Part II, Item 1 of this report.

The deferred income tax benefit for the six months ended June 30, 2011 represents our expected effective tax benefit of approximately 37% which approximates our effective tax benefit for 2010. Our income tax rate does not include any material amount of Section 45 tax credits from Clean Coal as those tax benefits will primarily be realized by the lessee under the RC facilities’ leases.

Our net operating loss for the six months ended June 30, 2011 of $29.8 million or $(3.91) per share includes our equity in the losses incurred by Carbon Solutions totaling $1.8 million and $3.8 million for the three and six months ended June 30, 2011, respectively and is included in other income (expense) in the consolidated statement of operations. This amount is reported net of our equity in the net income of CCSS which amounted to $74,000 and $100,000 for the three and six months ended June 30, 2011, respectively. We expect to continue to report our equity in the losses of Carbon Solutions for the balance of the year and future years as sales ramp up and other development activities continue. Our investment in Carbon Solutions has been reduced by our respective share of such losses. We expect to continue to report our equity in the net income of CCSS for the balance of the year as operations become more consistent.

Liquidity and Capital Resources

Working Capital

Our principal sources of liquidity are the proceeds we received from the sale of equity in Clean Coal, our other working capital, and our anticipated cash flow from RC activities and other operations. We had consolidated cash and cash equivalents totaling $41 million at June 30, 2011 as compared to consolidated cash and cash equivalents of $9.7 million at December 31, 2010.

At June 30, 2011, we had a working capital deficit of $588,000 as compared to working capital of $10.1 million at December 31, 2010. Our working capital decreased primarily due to the reclassification from long-term to current of

$32.6 million in liabilities related to the interim Norit matter, partially offset by proceeds from the sale of an effective 15% interest in the equity of Clean Coal to GS. ADA received gross proceeds of $30 million from the sale of Class B units to GS and received an additional amount of $1 million from NexGen representing the remaining payment owed by NexGen in order to maintain its interest in Clean Coal. In addition, we received payment on notes receivable and other receivables from NexGen totaling $2 million We have long-term liabilities recorded totaling $38.5 million which amount includes our present estimate of the long-term liability portion of the interim award related to the Norit matter of $6.9 million, long-term deferred revenue including deferred rental income and other obligations of $2.4 million, and an estimate of indemnity costs related to the Norit award of $29.1 million as of June 30, 2011. Although we had positive operating cash flow for the six months ended June 30, 2011, this trend will likely not continue during the remainder of 2011, depending upon the timing of payments related to the Norit interim award and indemnity costs. We expect Clean Coal to use its $10 million line of credit and cash flow from operations to fund amounts required to construct, install and place additional RC facilities into operation.

Our shareholders’ equity was approximately $2.8 million as of June 30, 2011 compared to $13.4 million as of December 31, 2010. The decrease is primarily due to the expenses recorded related to the Norit interim award offset by the recording, net of related taxes, of the sale of equity in Clean Coal to GS.

Carbon Solutions has funded, through loans and/or equity contributions from ECP to Carbon Solutions, a significant portion of the legal expenses related to the Norit matter. In April 2011, ECP notified us that it believes our indemnity obligations to it and Carbon Solutions totaled approximately $30.7 million, inclusive of the $29.1 million recorded on our balance sheet. In the past ECP has claimed that our indemnity obligations also include any losses it may suffer due to loss of potential customers and diminution in the value of the business, legal costs and fees and any damages it may suffer as a result of a lawsuit Norit International N.V. f/k/a Norit N.V. (“Norit International”) has filed against ECP in state court in New Jersey. Satisfaction of a portion of our indemnity obligations to ECP could be made via a decrease in our recorded capital contributions (and with a corresponding increase in ECP’s capital contributions) in Carbon Solutions and adjustment of each party’s percentage ownership accordingly.

Our ability to generate the financial liquidity required to meet ongoing operational needs and to meet our obligations related to the Norit arbitration and litigation will likely depend upon several factors, including ongoing legal expenses incurred by us (and other parties) in the Norit matters, timing of satisfaction and ultimate amount of payments due to Norit and payment of our indemnity obligations, our ability to maintain a significant share of the market for mercury control equipment, Clean Coal’s continued operation of the two RC facilities placed in service in 2010 and success in monetizing Section 45 tax credits through the sale or lease of additional RC facilities to third party investors and our ability to raise additional financing. Depending upon these factors and further proceedings in the Norit arbitration as to timing of payment of the $37.9 million interim award and possible award of legal fees and costs to Norit, which Norit claims to be $13 million, we may not have sufficient working capital to meet our obligations and may need to seek protection in the courts for our assets by filing a Chapter 11 bankruptcy proceeding. Court protection could allow us to continue to operate our business and provide us with additional time to negotiate or otherwise attempt to restructure our debts. Management believes that given the Company’s options, resolution of the Norit arbitration and payment of obligations to Norit and payment of the other related indemnity obligations to ECP will not prevent the Company from meeting its obligations to customers and vendors and operating its business.

Clean Coal Related Items

Clean Coal, our joint venture with NexGen and GS, has placed two RC production facilities into service, which have been leased to a third party. Based on the amount of RC that we expect will be produced from the RC facilities, we expect to recognize pre-tax tax cash flows between $7 to $10 million per year through 2019, the expected period for which Section 45 tax credits are available for these facilities.

During the second quarter of 2011 and subsequent to the sale of an effective 15% interest in Clean Coal to GS as described above, NexGen completed its obligation to ADA in order to maintain its interest in Clean Coal. In June 2010, NexGen executed $1.8 million in two-year promissory notes with interest at 5% per annum. During the second quarter of 2011 and subsequent to the sale of the interest in Clean Coal to GS as described above, NexGen paid the entire balance due of $3 million plus interest to maintain its interest in Clean Coal.

In addition, ADA, NexGen and two entities affiliated with NexGen have provided Clean Coal’s sublessee with joint and several guaranties guaranteeing any payments and performance due the lessee under the various agreements Clean Coal executed in the lease of the RC facilities.

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

Pursuant to an Amended and Restated Credit and Reimbursement Agreement among Red River, ECP and ADA dated as of September 2, 2009 and related documents (the “Carbon Solutions’ Credit Support Documents”), ECP may make loans to Red River from time to time. As of June 30, 2011, the principal balance of ECP’s loans to Red River totaled approximately $175.7 million. Such loans are evidenced by convertible demand promissory notes bearing interest at 12% per annum compounded quarterly. ECP may convert any outstanding amounts due under such notes to ordinary capital or preferred equity contributions in Carbon Solutions at any time at its option. The outstanding loans are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River. If and when Carbon Solutions is able to place long-term commercial debt, we expect a significant portion, if not all, of its outstanding loans from ECP to be replaced by such debt.

In 2009 and subsequently, ECP has converted some of its then outstanding preferred equity to ordinary capital contributions and made additional ordinary capital contributions, resulting in dilution of our ownership interest in Carbon Solutions to 22.8% as of June 30, 2011. Because of such dilution to date, ECP now elects three out of the four managers of the Board of Carbon Solutions and controls decisions of the Board and the members. We continue to have the right to participate in significant decisions subject to member approval so long as we continue to hold at least a 15% ownership interest. Member approval requires approval of members holding at least 75% of the ownership interests so our approval is no longer required.

In addition to our indemnity obligations described above, we have given guaranties and undertaken other commitments of approximately $28.6 million related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded in the financial statements as we do not expect the guaranties and commitments to be called upon. The general contractor for the AC Facility has filed a statement of claim against ADA and Red River and a lien on the AC Facility for $21 million related to a dispute of contract costs. Pursuant to the Carbon Solutions’ Credit Support Documents, Red River has agreed to reimburse us and ECP in the event we or they are required to make payments related to these guaranties and guaranties provided by ECP. Red River’s reimbursement obligations are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River. We assigned our rights under these agreements to ECP, and any amounts payable to us would be paid directly to ECP until ECP’s preferred equity in Carbon Solutions is fully redeemed or converted and all loans to Red River have been paid in full.

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of June 30, 2011 our trade receivables balance was $6.9 million which was offset by billings in excess of recognized income of $281,000 or a net of $6.7 million as compared to $9.1 million at December 31, 2010.

We recorded approximately $1.7 million in additional potential indemnity obligations to Carbon Solutions related to the running royalty portion of the Norit award. We also recorded approximately $39.5 million in interim award obligations, including both expected current and long-term amounts, related to the Norit matter during the six months ended June 30, 2011 as well as $1.6 million of accrued expenses which resulted in the increase in accrued current liabilities as of June 30, 2011.

Under our defined contribution and 401(k) retirement plan, in 2011 and 2010 we matched up to 7% of salary amounts deferred by employees in the plan. During the six months ended June 30, 2011 and 2010, we recognized $182,000 and $132,000, net of forfeitures, respectively, of matching expense which payments were made with our stock. In the past, we have also made discretionary contributions to the plan for employees. Thus far in 2011, and in 2010, we did not make any such discretionary contributions. Our matching expense is expected to amount to $300,000 for 2011 depending on employee participation in the plan.

We have recorded net current deferred tax assets of $129,000 and net long-term deferred tax assets of $21.1 million as of June 30, 2011 as compared to net current deferred tax assets of $188,000 and net long-term deferred tax assets of $15.4 million as of December 31, 2010. We believe that it is more likely than not that our deferred tax assets will be realized in the future as we expect significant revenues related to the RC segment over the next several years. The change is largely a result of our loss for the six months ended June 30, 2011.

Cash flow provided by operations totaled $5.9 million for the first six months of 2011 compared to $9.1 million for the same period in 2010. The change in operating cash flow primarily resulted from an increase in accrued arbitration award and other liabilities of $39.5 million, an increase in our accrued indemnity liability of $1.7 million, a decrease in accounts receivable of $2.4 million and an increase in accounts payable and accrued liabilities of $2.2 million which were offset by a decrease in deferred revenue of $2.5 million. These changes in our operating assets and liabilities correspond to the nature and timing of our procurement and billing cycle and development activities. In addition, adjustments related to non-cash operating activities included expenses paid with stock and restricted stock of $636,000, depreciation and amortization of $392,000, non-controlling interest in Clean Coal of $3.8 million and our net minority equity interest which increased our cash flow provided by operations and were offset by an increase in recorded deferred tax benefits of $16.6 million.

Net cash provided by investing activities was $26.6 million for the first six months of 2011 compared to $3.2 million used for investing activities for the same period in 2010. Cash provided by investing activities consisted of payments of $1.6 million received from NexGen related to their notes receivable to us and $30 million equity contribution from the sale of the interest in Clean Coal offset by purchases of equipment and development projects of $5 million. The cash used in 2010 was primarily due to capital expenditures related to our Clean Coal joint venture. The remaining cash used in 2010 was made up of investments in securities and activities related to the development and formation of our investments in other entities.

Net cash used in financing activities was $1.2 million for the first six months of 2011 compared to $273,000 for the same period in 2010. Sources of financing included the net borrowings on the line of credit of $4.2 million and equity contributions of $250,000, offset by distributions by Clean Coal to the non-controlling interest of $5.7 million.

Critical Accounting Policies and Estimates

Revenue Recognition – We follow the percentage of completion method of accounting for all significant contracts excluding government contracts, chemical sales, technology license and related royalties and RC leases. The percentage of completion method of reporting income takes into account the estimated costs to complete and estimated gross margin for contracts in progress. We recognize revenue on government contracts generally based on the time and expenses incurred to date. We are recognizing revenue from the Arch Coal license over the estimated time for which Arch Coal expects to recoup its investment in the technology and the related royalties will be recognized when earned. RC base rents, which are fixed, are recognized over the life of the lease. Contingent rents are recognized as they are earned.

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

In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to evaluate the current net book value of goodwill and other intangible assets of $730,000 on our consolidated balance sheets. Management believes the value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which could require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

Consolidation of Subsidiaries – Our equity partner in Carbon Solutions, ECP, contributed equity capital significantly in excess of our contributions. We expect that our ownership percentage may be further diluted below the 22.8% existing as of June 30, 2011 and that we will continue recording our interest under the equity method.

Since inception, ADA has been considered the primary beneficiary of the joint venture with Clean Coal. ADA holds a 50% interest in the Class A voting units of Clean Coal, and we believe our interest and other elements of our participation constitute control of Clean Coal and, therefore, have consolidated its accounts with ours. An affiliate of The Goldman Sachs Group, Inc. holds a non-voting interest in Clean Coal and shares in the profits or losses of the joint venture.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation with Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V. As previously reported in our Annual Reports on Form 10-K for the years ended December 31, 2010 and 2009 and our Quarterly Reports on Form 10-Q filed in 2010 and 2011, Norit, which is an AC manufacturer with whom we have previously done business, filed a lawsuit against us, ADA Environmental Solutions LLC, Carbon Solutions (formerly known as Crowfoot Development, LLC), Red River (now known as ADA Carbon Solutions (Red River), LLC), Underwood Environmental Products, LLC, Morton Environmental Products, LLC and two employees of Carbon Solutions (who were former employees of Norit and who are now employees of Carbon Solutions) (collectively the “ADA Defendants”) on August 4, 2008, asserting that the ADA Defendants misappropriated Norit’s trade secrets related to AC manufacturing, and other claims. The original case, captioned Norit Americas, Inc. v. ADA-ES, Inc., ADA Environmental Solutions, LLC, John Rectenwald, Stephen D. Young, Crowfoot Development, LLC, Red River Environmental Products, LLC, Underwood Environmental Products, LLC, Morton Environmental Products, LLC f/k/a Bowman Environmental Products, LLC, Cause No. 08-0673, was filed in the 71st Judicial District Court for Harrison County, Texas. Norit was seeking monetary damages under various legal theories, attorneys’ fees, and injunctive relief to prevent us or any related entity or third party from using Norit’s alleged trade secrets or other Norit intellectual property related to AC manufacturing. As previously reported, after more than a year of litigation in Texas and the filing of cross motions to compel arbitration of all or some of the claims pending between the parties, the parties agreed to resolve all claims between them in an arbitration in Atlanta, Georgia before a panel of three arbitrators under the rules of the American Arbitration Association. In the course of the arbitration, the ADA Defendants and Norit filed statements of claims which added additional claims against each other arising out of their former business relationship including a claim by Norit against ADA for breach of a non-solicitation provision in a Market Development Agreement (“MDA”), which ADA and Norit were parties from 2001 until 2006.

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

Following the interim award noted above, Norit submitted a claim to the arbitration panel to recover $13 million in attorneys’ fees and costs allegedly incurred on claims on which Norit prevailed. The ADA Defendants are contesting Norit’s claim for attorneys’ fees and costs. The parties submitted in May and June briefs addressing Norit’s claims for attorneys’ fees and costs and the unresolved issues from the interim award related to the administration of the royalty and timing of payments for the damages for breach of the non-solicitation provision of the MDA. In its submissions, Norit has also requested that the panel impose restraints on the disposition of the ADA Defendants’ assets both to secure the payment of obligations imposed by a final award, and to restrain the disposition of the ADA Defendants’ and ECP’s interests in the AC production facilities incorporating Norit’s trade secrets. The ADA Defendants have contested any such restraints.

The arbitration panel was scheduled to meet on August 4, 2011 to hear arguments from the parties regarding Norit’s request for attorneys’ fees and costs and restraints on disposition of interests in the AC production facilities and the various issues related to the administration of the running royalty including timing of payments for the damages for breach of the non-solicitation provisions of the MDA. The parties have mutually agreed to postpone the hearing to September 1, 2011.

Approximately $1.6 million has been recorded for the six months ended June 30, 2011 related to the expected liability through the end of 2011 regarding the royalty payments. Future royalty payments cannot be reasonably estimated at this time.

As also previously reported in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2010 and 2009 and our Quarterly Reports on Form 10-Q filed in 2010 and 2011, in December, 2009, Norit International, the Dutch parent of Norit, filed a petition with the Almelo District Court in the Netherlands requesting that the court conduct preliminary witness examinations into possible breaches of a confidentiality agreement we signed with Norit International in 2005 as part of due diligence for a potential acquisition of Norit’s carbon business. These alleged breaches of the 2005 confidentiality agreement are also the subject of the arbitration in Atlanta and so it is our position that the petition in the Netherlands is a duplicative matter now rendered moot by the interim award. The petition, which is a pre-litigation procedure in the Netherlands designed to determine if there is a basis to bring a claim, does not require any direct response by us and is currently pending before the Dutch court. As of this date, no witness statements have been taken in the matter and to our knowledge, the Dutch court has not made any findings with respect to the matter.

In July we received notice that the Dutch court has requested that depositions of certain witnesses be taken in the United States and a Court in Texas has ordered that a deposition of one individual in Texas may proceed. No depositions have been scheduled however, and it appears that the process of requesting this deposition by the Dutch Court commenced before the interim decision of the arbitration panel. We have attempted to determine if the Dutch court has been properly advised by Norit International of the status of the arbitration but have been unable to confirm that the Dutch Court has been properly advised of this.

Item 1A	Risk Factors

In addition to the Risk Factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, we face certain additional material risks. Such additional risks are set forth below:

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

WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL TO PAY OUTSTANDING AND POTENTIAL FUTURE OBLIGATIONS

As previously discussed and disclosed, following the interim award, Norit submitted a claim to the arbitration panel to recover $13 million in attorneys’ fees and costs allegedly incurred on claims on which Norit prevailed. If the arbitration panel finds ADA liable for any or all of Norit’s attorneys’ fees and costs, we may have additional significant payment obligations. Furthermore, in its submissions, Norit has requested that the panel impose restraints on the disposition of the ADA Defendants’ assets both to secure the payment of obligations imposed by a final award, and to restrain the disposition of the ADA Defendants’ and ECP’s interests in the AC production facilities incorporating Norit’s trade secrets. If the arbitration panel imposes a restraint on the disposition of the ADA Defendants’ and ECP’s interest in the AC production facilities, this could adversely impact the value of Carbon Solutions. As previously disclosed, ECP has notified us that it believes ADA is obligated to indemnify it for any losses it suffers due to diminution in the value of its business, which could include any diminution in the value of its investment in Carbon Solutions. In addition to the other liabilities previously disclosed in regard to the Norit arbitration, such diminution in the value of its investment could be substantial, and, if substantial and payment were required, it would likely have a material adverse effect on our business and financial condition.

Item 6.	Exhibits

10.33**	Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC dated May 27, 2011, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC.

10.84**	Exclusive Right to Lease Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp.

10.85**	Class B Unit Purchase Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp.

10.86	ADA-ES, Inc. Guaranty for the benefit of GSFS Investments I Corp. dated May 27, 2011.

10.87	Contribution Agreement dated May 27, 2011 between ADA-ES, Inc. and NexGen Refined Coal, LLC.

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc.
Registrant

Date: August 12, 2011	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: August 12, 2011	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

10.33**	Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC dated May 27, 2011, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC.

10.84**	Exclusive Right to Lease Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp.

10.85**	Class B Unit Purchase Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp.

10.86	ADA-ES, Inc. Guaranty for the benefit of GSFS Investments I Corp. dated May 27, 2011.

10.87	Contribution Agreement dated May 27, 2011 between ADA-ES, Inc. and NexGen Refined Coal, LLC.

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.