Form 10-Q/A
period 2011-06-30
ADA-ES INC
filed 2011-09-28
CIK 1223112

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Form 10-Q of ADA-ES, Inc. (the “Company”) for the quarterly period ended June 30, 2011 (originally filed on August 12, 2011) (the “Quarterly Report”), is filed for the purpose of filing new copies of Exhibit 10.33, Exhibit 10.84 and Exhibit 10.85 (the “Amended Exhibits”) and for adding a notation in the exhibit index that the non-public information has been separately filed with the Securities and Exchange Commission (“SEC”). The Company sought confidential treatment for portions of the Amended Exhibits and, following correspondence with the SEC, has restored certain portions of the Amended Exhibits that were previously redacted.

Except for the foregoing, this Amendment No. 1 does not amend the Quarterly Report in any way and does not modify or update any disclosures contained in the Quarterly Report, which continues to speak as of the original date of the Quarterly Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Quarterly Report and the Company’s other filings made with the SEC subsequent to the Quarterly Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer.

With the exception of the Amended Exhibits and the notation stating that the non-public information has been separately filed with the SEC, the Exhibits are unchanged and copies of the Exhibits are incorporated by reference as indicated.

Item 6.	Exhibits

10.33**	Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC dated May 27, 2011, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC.

10.84**	Exclusive Right to Lease Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp.

10.85	Class B Unit Purchase Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp.

10.86	ADA-ES, Inc. Guaranty for the benefit of GSFS Investments I Corp. dated May 27, 2011.(1)

10.87	Contribution Agreement dated May 27, 2011 between ADA-ES, Inc. and NexGen Refined Coal, LLC.(1)

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.(1)

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been separately filed with the Securities and Exchange Commission.
(1)	Incorporated by reference to the same number exhibit to the Form 10-Q for the quarter ended June 30, 2011 filed on August 12, 2011 (File No. 000-5016).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc.
Registrant

Date: September 28, 2011	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: September 28, 2011	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

10.33**	Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC dated May 27, 2011, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC.

10.84**	Exclusive Right to Lease Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp.

10.85	Class B Unit Purchase Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp.

10.86	ADA-ES, Inc. Guaranty for the benefit of GSFS Investments I Corp. dated May 27, 2011.(1)

10.87	Contribution Agreement dated May 27, 2011 between ADA-ES, Inc. and NexGen Refined Coal, LLC.(1)

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.(1)

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been separately filed with the Securities and Exchange Commission.
(1)	Incorporated by reference to the same number exhibit to the Form 10-Q for the quarter ended June 30, 2011 filed on August 12, 2011 (File No. 000-5016).