Form 10-Q
period 2011-09-30
ADA-ES INC
filed 2011-11-14
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, no par value	9,674,900

Part I. - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,581	$9,696
Receivables, net of allowance for doubtful accounts	13,350	9,066
Investment in securities	505	505
Notes receivable	—	1,580
Prepaid expenses and other	2,183	603

Total current assets	25,619	21,450

Property and Equipment, at cost	18,520	8,041
Less accumulated depreciation and amortization	(3,847)	(3,235)

Net property and equipment	14,673	4,806

Goodwill, net of amortization	435	435
Intangible assets, net of amortization	334	260
Investment in unconsolidated entities	8,260	14,021
Deferred taxes and other assets	26,633	15,696

Total other assets	35,662	30,412

Total Assets	$75,954	$56,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,375	$3,646
Accrued payroll and related liabilities	2,652	1,852
Line of credit	7,887	—
Deferred revenues and deposits	12,389	5,639
Accrued expenses and other liabilities	565	244
Accrued settlement award and related liability	3,703	—

Total current liabilities	37,571	11,381

Long-term Liabilities:
Accrued indemnity	29,987	27,411
Accrued warranty and other liabilities	6,511	4,432

Total long-term liabilities	36,498	31,843

Total liabilities	74,069	43,224

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,668,235 and 7,538,861 shares issued and outstanding, respectively	59,737	39,627
Accumulated deficit	(61,822)	(28,218)

Total ADA-ES, Inc. stockholders’ equity (deficit)	(2,085)	11,409
Non-controlling interest	3,970	2,035

Total Stockholders’ Equity	1,885	13,444

Total Liabilities and Stockholders’ Equity	$75,954	$56,668

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Emission control	$3,095	$2,551	$6,837	$7,215
CO2 capture	977	467	1,894	1,607
Refined coal	9,160	4,491	19,994	4,491

Total revenues	13,232	7,509	28,725	13,313

Cost of Revenues:
Emission control	1,955	1,334	3,753	4,355
CO2 capture	636	191	1,201	599
Refined coal	3,487	158	4,075	1,170

Total cost of revenues	6,078	1,683	9,029	6,124

Gross Margin	7,154	5,826	19,696	7,189

Other Costs and Expenses:
General and administrative	2,932	10,470	14,596	21,225
Research and development	506	258	1,396	639
Depreciation and amortization	216	300	608	839

Total expenses	3,654	11,028	16,600	22,703

Operating Income (Loss)	3,500	(5,202)	3,096	(15,514)

Other Income (Expense):
Net equity in net income (loss) from unconsolidated entities	(2,050)	(2,389)	(5,761)	(5,138)
Other income including interest	71	200	2,161	2,010
Interest expense	(889)	—	(889)	—
Arbitration award	(2,182)	—	(41,684)	—

Total other income (expense)	(5,050)	(2,189)	(46,173)	(3,128)

Loss from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	(1,550)	(7,391)	(43,077)	(18,642)

Income Tax Benefit	792	3,489	17,361	7,189

Net (Income) Loss Before Non-controlling Interest	(758)	(3,902)	(25,716)	(11,453)

Non-controlling Interest	(3,053)	(1,921)	(7,888)	(900)

Net Loss Attributable to ADA-ES, Inc.	$(3,811)	$(5,823)	$(33,604)	$(12,353)

Net Loss Per Common Share – Basic and Diluted Attributable to ADA-ES, Inc.	$(0.50)	$(0.78)	$(4.41)	$(1.68)

Weighted Average Common Shares Outstanding	7,661	7,455	7,621	7,359

Weighted Average Diluted Common Shares Outstanding	7,661	7,455	7,621	7,359

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2011 and 2010

(Amounts in thousands, except share data)

(Unaudited)

				Total ADA-ES
				Stockholders’	Non-
	Common Stock		(Accumulated	Equity	controlling	Total
	Shares	Amount	Deficit)	(Deficit)	Interest	Equity
Balances, January 1, 2010	7,093,931	$37,000	$(12,748)	$24,252	$99	$24,351
Stock-based compensation	208,052	958	—	958	—	958
Issuance of stock to 401(k) plan	33,600	213	—	213	—	213
Issuance of stock for cash	143,885	1,000	—	1,000	—	1,000
Issuance of stock on exercise of options	2,250	6	—	6	—	6
Equity contributions by non-controlling interest	—	—	—	—	2,089	2,089
Distributions to non-controlling interest	—	—	—	—	(2,794)	(2,794)
Expense of stock issuance and registration	—	(26)	—	(26)	—	(26)
Net income (loss)	—	—	(12,353)	(12,353)	900	(11,453)

Balances, September 30, 2010	7,481,718	$39,151	$(25,101)	$14,050	$294	$14,344

Balances, January 1, 2011	7,538,861	$39,627	$(28,218)	$11,409	$2,035	$13,444
Stock-based compensation	96,411	761	—	761	—	761
Issuance of stock to 401(k) plan	21,829	264	—	264	—	264
Issuance of stock on exercise of options	11,134	81	—	81	—	81
Equity contribution from sale of interest in joint venture net of income taxes	—	19,020	—	19,020	—	19,020
Equity contributions by non-controlling interest	—	—	—	—	250	250
Distributions to non-controlling interest	—	—	—	—	(6,203)	(6,203)
Expense of stock issuance and registration	—	(16)	—	(16)	—	(16)
Net income (loss)	—	—	(33,604)	(33,604)	7,888	(25,716)

Balances, September 30, 2011	7,668,235	$59,737	$(61,822)	$(2,085)	$3,970	$1,885

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(33,604)	$(12,353)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	608	859
Deferred tax benefit	(17,361)	(7,188)
Loss on disposal of assets	60	—
Expenses paid with stock, restricted stock and stock options	1,025	1,171
Net equity in net loss from unconsolidated entities	5,761	5,138
Non-cash gain from joint venture partner	—	(1,768)
Non-controlling interest in income from subsidiaries	7,888	900
Changes in operating assets and liabilities:
Receivables, net	(4,284)	(1,328)
Prepaid expenses and other	(1,536)	100
Accounts payable	3,495	(1,870)
Accrued payroll, expenses and other related liabilities	800	60
Deferred revenues and deposits	4,050	8,196
Accrued settlement award and related liability	8,703	—
Accrued liabilities	2,576	13,100
Other liabilities	100	(615)

Net cash (used in) provided by operating activities	(21,719)	4,402

Cash Flows from Investing Activities:
Investment in securities	—	(105)
Principal payments received on notes receivable	1,580	—
Equity contribution from sale of interest in joint venture	30,000	—
Capital expenditures for equipment, patents and development projects	(11,975)	(2,753)
Cash paid for equity contributions to unconsolidated entity	—	(283)

Net cash provided by (used in) investing activities	19,605	(3,141)

Cash Flows from Financing Activities:
Net borrowings under line of credit	7,887	—
Non-controlling interest equity contributions	250	2,089
Distributions to non-controlling interest	(6,203)	(2,794)
Exercise of stock options	81	6
Issuance of common stock	—	1,000
Stock issuance and registration costs	(16)	(26)

Net cash provided by financing activities	1,999	275

Increase (decrease) in Cash and Cash Equivalents	(115)	1,536
Cash and Cash Equivalents, beginning of period	9,696	1,456

Cash and Cash Equivalents, end of period	$9,581	$2,992

Supplemental Schedule of Non-Cash Flow Financing Activities:
Stock and stock options issued for services	$1,025	$1,171

Cash paid for interest	$889	$—

Accrued capital expenditures and development costs	$3,234	$—

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011

(1)	Basis of Presentation

Nature of Operations

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

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Reclassifications

Certain amounts have been reclassified from the prior periods to conform to the current period financial statement presentation.

Recently Issued or Newly Adopted Accounting Standards

In September 2011, the FASB issued updated guidance allowing the use of a qualitative approach to test goodwill for impairment. The updated guidance would permit our Company to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of one of our reporting units is less than its carrying value. If we conclude that this is the case, it is then necessary for us to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We are currently evaluating the impact of our pending adoption of this update.

(2)	Investments in Unconsolidated Entities

ADA Carbon Solutions, LLC

On October 1, 2008, the Company entered into a Joint Development Agreement (“JDA”), a Limited Liability Company Agreement (“LLC Agreement”), and other related agreements with Energy Capital Partners I, LP and its affiliated funds (“ECP”) and formed the joint venture known as ADA Carbon Solutions, LLC (“Carbon Solutions”) for the purposes of funding and constructing an activated carbon (“AC”) manufacturing facility in Red River Parish, Louisiana and similar projects. Carbon Solutions is principally engaged in the AC business and selling of AC from its manufacturing facility (the “AC Facility”). Among Carbon Solutions’ various wholly-owned subsidiaries are ADA Carbon Solutions (Red River), LLC (“Red River”) and Crowfoot Supply Company, LLC (“Crowfoot Supply”).

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

As of September 30, 2011, ADA owns a 21.3% interest in Carbon Solutions and ADA’s net investment of $7.7 million is being accounted for under the equity method of accounting. Accordingly, ADA’s share of approximately $2.1 million and $5.9 million of Carbon Solutions’ net loss for the three and nine months ended September 30, 2011, respectively, has been recognized in the consolidated statement of operations and its investment in Carbon Solutions has been reduced by such loss.

Under the terms of the JDA, the Company is required to indemnify ECP and Carbon Solutions for certain damages and expenses they have incurred with respect to the Company’s litigation with Norit Americas, Inc. (“Norit”) (See Note 9). As of September 30, 2011, the Company has recorded a liability to Carbon Solutions of approximately $31.2 million related to such damages and expenses incurred by Carbon Solutions. Of that amount, $1.2 million relates to royalty obligations recorded as a result of the settlement with Norit and has been classified as current liability as a component of accrued settlement award and related liability on the accompanying consolidated balance sheets. The remaining amount of $30 million has been classified as a long-term liability and is included in accrued indemnity on the accompanying consolidated balance sheets.

Following presents summarized unaudited information as to assets, liabilities and results of operations of Carbon Solutions:

	As of September 30, 2011	As of December 31, 2010
	(In thousands)
Current assets	$20,310	$40,589
Property, equipment and other long term assets	368,918	325,769

Total assets	$389,228	$366,358

Total liabilities	$246,262	$214,638

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In thousands)
Net revenue	$5,238	$15,046
Net loss	$9,716	$26,377

Clean Coal Solutions Services

On January 20, 2010, the Company, together with NexGen Resources Corporation (“NexGen”), formed Clean Coal Solutions Services, LLC (“CCSS”) for the purpose of operating the RC facilities leased to third parties. The Company has a 50% ownership interest in CCSS (but does not control it) and the Company’s investment of approximately $547,000 as of September 30, 2011 includes its share of CCSS’ income since its formation and is accounted for under the equity method of accounting.

The following presents summarized unaudited information as to consolidated assets, liabilities and results of operations of CCSS. The consolidated financial statements of CCSS include the accounts of the third party which leases the RC facilities:

	As of September 30, 2011	As of December 31, 2010
	(In thousands)
Current assets	$18,052	$34,534
Property and equipment	74	89
Other long-term assets	50,481	17,555

Total assets	$68,607	$52,178

Total liabilities	$22,209	$33,896

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In thousands)
Net revenue	$129,718	$46,769
Net income – attributed to CCSS	$292	$93

(3)	Joint Venture Investment in Clean Coal

In November 2006, ADA licensed its RC technology on an exclusive basis to the Clean Coal joint venture, which was formed in 2006 with NexGen, to market the RC technology. Clean Coal’s primary purpose is to put into operation facilities that produce RC that qualifies for tax credits that are available under Section 45 of the Internal Revenue Code (“Section 45 tax credits”). Clean Coal qualified two facilities in 2009 for such purposes and leased those facilities to a third party. The operating agreement of Clean Coal required NexGen and ADA to each pay 50% of the costs of operating Clean Coal and specified certain duties that both parties were obligated to perform.

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

In September 2011, ADA, NexGen, and GS entered into a First Amendment to Second Amended and Restated Operating Agreement pursuant to which we and NexGen each transferred our 2.5% member interests in each of Clean Coal’s subsidiaries back to Clean Coal in return for an increase in our interest in Clean Coal to 42.5% from 42.1%. This restructuring of ownership interests did not change the financial relationships of the parties. Since its inception, ADA has been considered the primary beneficiary of this joint venture and has consolidated the accounts of Clean Coal.

Following is unaudited summarized information as to assets, liabilities and results of operations of Clean Coal:

	As of September 30, 2011	As of December 31, 2010
	(In thousands)
Primary assets of Clean Coal:
Cash and cash equivalents	$4,821	$1,335
Accounts receivable, net	8,914	4,835
Property, plant and equipment, including assets under lease, net	14,801	5,066
Development costs	5,112	215

Primary liabilities of Clean Coal:
Accounts payable and accrued liabilities	$6,891	$362
Line of credit	7,887	—
Deferred revenue, current and deposits	11,300	3,600
Deferred revenue, long-term	900	3,600

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In thousands)
Net revenue	$8,843	$19,645
Net income	$4,668	$13,496

(4)	Deferred Revenues

Deferred revenues consist of:

•	billings in excess of costs and earnings on uncompleted contracts;

•	unearned revenues on licensing of the Company’s intellectual property to Arch Coal, Inc. (“Arch”)(as discussed further below); and

•	deferred rent revenue related to Clean Coal’s lease of its RC facilities (also as discussed further below).

Arch Coal

In June 2010, the Company entered into a Development and License Agreement with Arch in which the Company licensed, on an exclusive non-transferable basis, the use of certain of its technology to enhance coal by a proprietary coal treatment process and received a non-refundable license fee of $2 million in cash. The Company expects to recognize these revenues as the technology is further evaluated and developed and Arch realizes the benefits of the technology. As part of the agreement, Arch is required to purchase from the Company the chemicals required to enhance its coal. Future revenues of approximately $333,000 are expected to be recognized during the remainder of 2011 and are included in current deferred revenues.

Clean Coal

In June 2010, Clean Coal executed agreements to lease its two existing RC facilities. These agreements provided for, among other things, a “prepaid rent payment” of $9 million for both facilities that was received before June 30, 2010. Thus far, in 2011, the Company has recognized $16.9 million in total rent revenues related to these RC facilities which includes $2.7 million from amortization of the initial prepaid rent payment. In August and September 2011, Clean Coal received deposits of $300,000 and $7.4 million, respectively, towards RC facilities which may be leased upon attainment of certain milestones. Future revenues expected to be recognized with respect to the prepaid rent paid are included in deferred revenues for the current period and in accrued warranty and other liabilities for the long-term period, and consist of the following:

Twelve Months Ending September 30,	Revenue to be Recognized
(In thousands)
2012	$3,600
2013	900

Total	$4,500

(5)	Net Loss Per Share

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

All outstanding stock options (See Note 7) to purchase shares of common stock for the three and nine months ended September 30, 2011 and 2010 were excluded from the calculation of diluted shares, as their effect is anti-dilutive.

(6)	Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in years	As of September 30, 2011	As of December 31, 2010
		(In thousands)
Machinery and equipment	3-10	$2,939	$2,497
Leasehold improvements	2-5	543	535
Furniture and fixtures	3-7	281	284
RC facilities including those under lease	10	14,757	4,725

		18,520	8,041

Less accumulated depreciation and amortization		3,847	3,235

Total property and equipment, net		$14,673	$4,806

	Nine Months Ended September 30:
	2011	2010
	(In thousands)
Depreciation and amortization of property and equipment	$608	$550

(7)	Share Based Compensation

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

Following is a table summarizing the option activity for the nine months ended September 30, 2011:

	Director & Employee Options	Weighted Average Exercise Price
OPTIONS OUTSTANDING, January 1, 2011	213,920	$10.18
Granted	—	—
Exercised	(12,180)	(8.72)
Expired	(15,000)	(15.20)

OPTIONS OUTSTANDING AND EXERCISABLE, September 30, 2011	186,740	$9.88

Following is a table of aggregate intrinsic value of options exercised and exercisable for the nine months ended September 30, 2011:

Aggregate Intrinsic Value of Options	Value	Average Market Price
Exercised, September 30, 2011	$178,473	$14.65

	Value	Market Price
Exercisable, September 30, 2011	$1,007,273	$15.27

Stock options outstanding and exercisable at September 30, 2011 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$2.80	2,540	$2.80	2.1
$8.60 - $10.20	143,743	$8.66	4.1
$13.80 - $15.20	40,457	$14.66	3.8

	186,740	$9.88	4.0

No options were granted and/or vested during the three or nine months ended September 30, 2011.

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

Following is a table summarizing the activity under various stock issuance plans for the nine months ended September 30, 2011:

Stock Issuance Plans
	2007 Plan	401(k) Plan	Other Stock Plans
Balance available, January 1, 2011	93,943	183,794	12,065
Evergreen addition	44,593	—	—
Restricted stock issued to new and anniversary employees	(17,636)	—	—
Stock issued based on incentive and matching programs to employees	(21,495)	(21,829)	—
Stock issued to directors	(50,280)	—	(7,000)

Balance available, September 30, 2011	49,125	161,965	5,065

Expense recognized under the different plans for the periods ended September 30, 2011:	(In thousands)
three months	$306	$83	$—

nine months	$653	$264	$108

Unrecognized expense under the different plans for the periods ended September 30, 2011:	(In thousands)
three months	$63	$—	$—

nine months	$452	$—	$—

A summary of the status of the non-vested shares as of September 30, 2011 is presented below:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	92,936	$5.46
Granted	19,008	14.79
Vested	(5,613)	(6.45)
Repurchased	(1,372)	(7.48)

Non-vested at September 30, 2011	104,959	$6.60

(8)	Stockholders’ Equity

For the periods ended September 30, 2011 and 2010, the non-controlling interest portion of stockholders’ equity includes such interest related to Clean Coal. As described in Note 3, in May 2011, Clean Coal entered into a transaction in which it sold an effective 15% interest of its equity to GS. Approximately 15.8 units of non-voting Class B membership interests were issued to GS for $60 million in cash. ADA and NexGen each received $30 million as a result of the sale. In conjunction with the closing of the purchase agreement, ADA, NexGen and GS entered into a Second Amended and Restated Operating Agreement and ADA and NexGen each exchanged 50 units of membership interests for approximately 42.1 voting Class A units in Clean Coal (each of which represents a 50% voting interest). Since the transaction did not result in a change in control of Clean Coal, the amount received from this transaction was recorded to common stock, net of the tax effect of approximately $11 million.

In September 2011, ADA, NexGen, and GS entered into a First Amendment to Second Amended and Restated Operating Agreement pursuant to which ADA and NexGen each transferred their 2.5% member interests in each of Clean Coal’s subsidiaries back to Clean Coal in return for an increase in their interest in Clean Coal to 42.5% from 42.1%.

In October 2011, the Company sold 2,000,000 shares of ADA’s common stock in an underwritten public offering (see Note 10).

(9)	Commitments and Contingencies

Retirement Plan

The Company assumed the 401(k) Plan covering all eligible employees as of January 1, 2003 which was revised in 2009, and makes matching contributions to the plan in the form of cash and its common stock. Such contributions are as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In thousands)
Matching contributions in stock	$83	$265

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Beginning Balance	$547	$630	$612	$604
Warranties and guaranties accrued	44	13	82	70
Expenses paid and adjustments	(65)	(3)	(168)	(34)

Ending Balance	$526	$640	$526	$640

In some cases, a performance bond may be purchased and held for the period of the warranty that can be used to satisfy the obligation.

Line of Credit

Clean Coal has available a revolving line of credit with a bank that is secured by substantially all assets of Clean Coal (including the interests it owns in its subsidiaries). The line of credit expires in March 2013 and requires quarterly interest payments. Borrowings under the line of credit bear interest at the higher of the “Prime Rate” (as defined in the related credit agreement) plus one percent (1%) or 5% per annum. The original line of credit limit of $10 million was amended in September 2011 to $15 million. At September 30, 2011, the outstanding balance on the line of credit was $7.9 million and the effective interest rate was 5% per annum. Borrowings under the line of credit are subject to certain financial covenants applicable to Clean Coal.

Litigation

As previously reported in various filings, the Company had been engaged in litigation with Norit. The Norit lawsuit initially filed in Texas was moved to arbitration, and on April 8, 2011, the arbitration panel issued an interim award holding ADA liable for approximately $37.9 million for a non-solicitation breach of contract claim and held ADA and certain other defendants liable for royalties of 10.5% for the first three years beginning in mid-2010 and 7% for the following five years based on adjusted sales of AC from the Red River plant.

On August 29, 2011, ADA and Norit entered into a settlement agreement whereby the Company paid a lump-sum payment to Norit totaling $33 million on August 30, 2011. In addition, the Company agreed to pay an additional $7.5 million over a three-year period commencing on August 29, 2012, payable in three installments without interest of $2.5 million. Under the terms of the settlement agreement, ADA is also required to pay the royalty noted above and a lesser royalty on certain treated activated carbons. Payments of amounts due under the royalty award for each quarter are payable three months after such quarter ends. On October 18, 2011, the arbitration panel endorsed and confirmed the terms of the settlement agreement.

The Company has accrued a current liability of $3.7 million which is included in accrued settlement award and related liability and a long-term liability of $5 million which is included in accrued warranty and other liabilities on the accompanying consolidated balance sheets related to the settlement agreement.

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

As of September 30, 2011
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

Following is a summary of contributions made by ECP:

	As of September 30, 2011	As of December 31, 2010
	(unaudited, in thousands)
Preferred equity contributions	$84,865	$89,300
Loans and accumulated interest payable to Red River by secured notes bearing interest at 12% per annum compounded quarterly.	$218,356	$193,800

Clean Coal

The Company also has certain guaranties and obligations in connection with the activities of Clean Coal. The Company, NexGen and two entities affiliated with NexGen have provided the lessee of its RC facilities and GS with joint and several guaranties (the “CCS Party Guaranties”) guaranteeing all payments and performance due under the related transaction agreements. The Company also entered into a contribution agreement with NexGen under which any party called upon to pay on a CCS Party Guaranty is entitled to receive contribution from the other party equal to 50% of the amount paid. The parent of the lessee in the RC facilities lease transactions has provided Clean Coal with a guaranty as to the payment only of all the initial term fixed rent payments and the renewal term fixed rent payments under the related leases, which, although terminable at any time, cannot be terminated without the substitution of such guaranty with another guaranty on similar terms from a creditworthy guarantor.

(10)	Subsequent Events

Common Stock Offering

On October 28, 2011, ADA closed on an underwritten public offering selling 2 million shares of common stock for $15.25 per share generating $28.4 million in net proceeds to ADA.

Leases

As of September 30, 2011, the Company leased the majority of the office facilities covering approximately 26,000 square feet of combined office and warehouse space in Littleton, Colorado, a suburb of Denver. The terms of these leases runs through August 31, 2012 with the option to renew.

In October 2011, the Company entered into a new lease agreement covering approximately 30,000 square feet of office space with the intent of relocating its office facilities in 2012. The lease term begins in March 2012 and expires in February 2019 with the option to renew for two additional five-year periods. The lease includes abatement of base and additional rent for the first six months and abatement of base rent for an additional eighteen months. Total expected lease payments for the lease term total approximately $2 million. In addition, the Company has temporarily leased approximately 2,700 square feet in this property complex until such time as the Company’s relocation is complete.

The lease also includes a one-time tenant improvement allowance in an amount up to approximately $480,000. The Company plans to move its headquarters to the new offices once construction and improvements are completed and is considering renewing a portion of the existing leased facilities for additional office and warehouse space.

(11)	Business Segment Information

The following information relates to the Company’s three reportable segments: Emission Control (“EC”), CO2 Capture (“CC”) and Refined Coal (“RC”). All assets are located in the U.S. and, other than RC segment assets that include assets under lease and other development costs totaling $9.8 million at September 30, 2011 and $5.3 million at December 31, 2010, are not evaluated by management on a segment basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
REVENUE:
EC	$3,095	$2,551	$6,837	$7,215
CC	977	46	1,894	1,607
RC	9,160	4,491	19,994	4,491

Total	$13,232	$7,509	$28,725	$13,313

SEGMENT PROFIT (LOSS):
EC	$803	$758	$1,718	$1,749
CC	110	259	144	927
RC	4,903	4,146	14,277	2,613

Total	$5,815	$5,163	$16,139	$5,289

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Total segment profit	$5,815	$5,163	$16,139	$5,289
Non-allocated general and administrative expenses	(2,098)	(10,065)	(12,434)	(19,964)
Depreciation and amortization	(216)	(300)	(608)	(839)
Interest, other income and other expenses	(3,001)	200	(40,413)	2,010
Net equity in net loss of unconsolidated entities	(2,050)	(2,389)	(5,761)	(5,138)
Deferred income tax benefit	792	3,489	17,361	7,189
Net loss attributable to non-controlling interest	(3,053)	(1,921)	(7,888)	(900)

Net loss attributable to ADA-ES, Inc.	$(3,811)	$(5,823)	$(33,604)	$(12,353)

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

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words or phrases such as “anticipates,” “believes,” “hopes,” “expects,” “intends,” “plans,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	when final Maximum Achievable Control Technology (“MACT”)- based mercury and other regulations or pollution control requirements become effective and the impact of such regulations;

(b)	expected growth and anticipated opportunities in our target markets;

(c)	expected supply and demand for our products and services;

(d)	continued funding by Congress of our Department of Energy (“DOE”) CO2 projects, including industry cost share of such projects and the expected run time for such projects;

(e)	the effectiveness of our technologies;

(f)	expected timing of conducting additional demonstrations of our technology and completing a supply agreement with Arch Coal, Inc. (“Arch Coal”) and the amount of per ton benefit of coal our technology could provide;

(g)	the timing of awards of, and work under, our contracts and agreements and their value and their availability;

(h)	timing of construction, installation, meeting placed in service deadlines and commencement of full-time operations and expected production levels at the refined coal (“RC”) facilities of Clean Coal Solutions, LLC (“Clean Coal”) and at RC facilities using the “M45” technology;

(i)	Clean Coal’s expected use of its line of credit and ability to use such line of credit and cash flows from operations to fund construction and operation of additional RC facilities;

(j)	our ability to develop, place into service, generate tax credits under Section 45 of the Internal Revenue Code (“Section 45 tax credits”) and profitably sell, lease and/or operate additional RC facilities;

(k)	the relative economic benefits that will flow to ADA from exploitation of the M45 technology as compared to those flowing from the CyClean technology;

(l)	possible changes in the level of our ownership of ADA Carbon Solutions, LLC (“Carbon Solutions”), our joint venture with Energy Capital Partners (“ECP”);

(m)	anticipated gaps in production for activated carbon (“AC”) and the need for additional AC production lines similar to the AC facility (“AC Facility”) built by ADA Carbon Solutions (Red River), LLC, a wholly-owned subsidiary of Carbon Solutions (“Red River”);

(n)	the willingness and ability of ECP to continue to fund operations of the AC Facility through contributions and loans to Carbon Solutions and its subsidiaries;

(o)	whether the guaranties and commitments the Company has made will be called upon;

(p)	timing and amounts of or changes in future revenues, funding for our business and projects, margins, expenses, earnings, dividends, tax rate, cash flow, working capital, liquidity, deferred tax assets, the value of recorded intangibles and other financial and accounting measures; and

(q)	the materiality of any future adjustments to previously recorded revenue as a result of DOE audits.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, our inability to satisfactorily resolve indemnity claims related to the Norit litigation and settlement; timing of new and pending regulations and any legal challenges to them; the government’s failure to enact legislation, promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address expected growth in our target markets; loss of key personnel; failure to satisfy performance guaranties; risks related to Carbon Solutions, including the willingness and ability of ECP to continue to fund costs of operating Carbon Solutions; demand by ECP of payment on its loans to Red River or our indemnity obligations to it or Carbon Solutions; ECP’s control of Carbon Solutions and potential further dilution of our interest; failure to satisfy conditions in existing agreements; inability of Carbon Solutions to respond to the expected increase in demand for AC through the construction of additional AC facilities or our inability to participate in such projects due to lack of funds or otherwise; the failure of the facilities leased by Clean Coal to continue to produce coal that qualifies for Section 45 tax credits; termination of the leases of such facilities; decreases in the production of RC by the lessees of Clean Coal’s RC facilities; plant outages; seasonality; failure of Clean Coal to build and place additional RC facilities in service by January 1, 2012; issues arising out of Clean Coal’s due diligence review of the M45 technology and our inability to address those concerns or negotiate, execute and close on definitive agreements; inability to obtain necessary permits; availability of raw materials and equipment for our businesses; our inability to realize our deferred tax assets; intellectual property infringement claims from third parties; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our Annual Report on Form 10-K Part II, Item 1A of the Form 10-Q filed for the period ended June 30, 2011 and Item 8.01 of the Form 8-K filed on October 24, 2011. You are cautioned not to place undue reliance on the forward-looking statements made in this report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

We develop, offer and implement proprietary environmental technology and market specialty chemicals to the coal-burning electric utility (“EGU”) industry, to the Portland cement industry and to industrial boiler operators. We have three operating segments: emission control (“EC”); CO2 capture (“CC”) and RC. The EC segment includes the supply of emission control systems including powdered activated carbon injection (“ACI”) systems, dry sorbent injection acid gas mitigation (“DSI”) systems and the sale of specialty chemicals, equipment and services for flue gas conditioning projects, the licensing of certain technology, consulting services related to such matters and other applications. The CC segment includes projects relating to the CO2 capture and control market, including projects co-funded by government agencies, such as the DOE. The RC segment includes revenues from the leasing of two facilities, additional RC facilities installed and being installed, and the development and sale of technology, services and equipment for the RC market.

We conduct research and development efforts in CO2 capture and control from coal-fired boilers. On September 30, 2010, we signed our second significant contract related to CO2 capture with the DOE, which is scheduled to continue through the end of 2014. We are marketing our RC technology “CyClean”™, services and equipment through our interest in our Clean Coal joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation, and with an affiliate of The Goldman Sachs Group, Inc. (“GS”). Clean Coal’s primary purpose is to put into operation facilities that produce RC that qualifies for Section 45 tax credits. Since its inception, ADA has been considered the primary beneficiary of this joint venture and has consolidated the accounts of Clean Coal. Clean Coal currently leases two operating CyClean facilities through its subsidiaries to another GS affiliate. The two RC facilities are operated by Clean Coal Solutions Services, LLC (“CCSS”), a Colorado limited liability company owned 50% by us and 50% by NexGen. In November, we signed a non-binding term sheet for an exclusive license of our new “M45” technology to Clean Coal. Upon finalization of this license, Clean Coal can provide customers with both the patent-pending M45 technology and the CyClean technology, which is limited to cyclone boilers, to produce RC to qualify for Section 45 tax credits. ADA expects Clean Coal to finance the fabrication and installation of up to six M45 facilities with a goal of getting these placed in service before year-end. In addition, the Carbon Solutions joint venture, of which we owned 21.3% as of September 30, 2011, has commenced commercial operations at its AC Facility whose production is focused primarily on emissions control applications related to mercury emissions from coal burning utilities.

Emission Control

Environmental Legislation and Regulations

Mercury has been identified as a toxic substance and, pursuant to a court order, the U.S. Environmental Protection Agency (“EPA”) issued regulations for its control from power plants in March 2005, which was known as the “Clean Air Mercury Rule” or “CAMR.” CAMR was subject to significant challenges and was ultimately declared invalid. In April 2010, the U.S. District Court of Appeals of the District of Columbia approved the consent agreement reached between the EPA and a coalition of public health and environmental groups that sued in 2008 to force the agency to set tighter emission limits. That settlement required the EPA to issue a draft rule in March 2011 and a final rule requiring strict plant-specific controls for power plants’ toxic air pollutants no later than November 16, 2011. On March 16, 2011, the EPA issued the draft of the Proposed Mercury and Air Toxics Standards (“MATS”) rule, a MACT-based hazardous pollutant regulation, which provides for among other provisions, control of mercury and volatile metals such as arsenic, selenium and acid gases such as HCl and other Hazardous Air Pollutants (“HAPs”). The proposed rule was officially listed by the EPA in the Federal Register on May 5, 2011. On October 28, 2011, the EPA, with approval of the environmental groups who were parties to the Court of Appeals consent, extended the deadline for issuance to no later than December 16, 2011.

The draft MATS is based upon the average of the best-performing 12% of power plants and only allows minimal averaging or trading. The MATS proposed a limit for mercury emissions of 1.2 pounds per Trillion BTU that will require capture of nominally 80% to 90% of the mercury in the coal burned in electric power generation boilers at the exhaust stack outlet. Most recent studies estimate 30-60 GW of coal capacity (10-20% of the existing fleet) is at risk for retirement by 2020 due to the cumulative effects of the emerging EPA regulations.

In addition to the electric power generators, the EPA has developed a MACT-based mercury emissions regulation for the Portland Cement Industry through proposed amendments to the National Emission Standards for HAPs for the Portland Cement Manufacturing Industry (the “Cement MACT”). The Cement MACT regulation was finalized on September 9, 2010. On May 7, 2011, the EPA denied requests to issue an administrative stay on the Cement MACT and denied and granted in part various petitions to reconsider the final revised Cement MACT. The EPA is not delaying the implementation of the Cement MACT and is only reconsidering various technical standards and issues contained in the final regulation, which we do not believe will have a material impact on the regulation and its eventual implementation. The standards for new kilns apply to facilities where construction, modification, or reconstruction commenced after May 6, 2009.

This regulation requires cement plants to reduce HAPs by 2013 including 92% of mercury and 83% of hydrocarbons. This regulation could require ACI systems on up to 90 cement kilns in the U.S., which are owned by approximately 15 companies. We have been engaged in several testing programs for cement companies to define their emissions and evaluate how our ACI equipment and sorbents will work in that industry. The tests were designed to evaluate the effectiveness of collecting mercury and organics from cement kiln exhaust gas streams. While we have seen limited actual inquiries to date for ACI systems, we believe the Cement MACT has the potential to increase the market for ACI systems, once additional clarity is in place on the technical needs of the rules.

The EPA has also issued a new MACT regulation for coal-fired boilers that provide mostly steam and/or electricity for small industrial and institutional power needs with no more than 25 MW of electricity sold to the grid (the “Industrial Boiler MACT”). The final regulation was released on February 23, 2011 and issued on March 21, 2011, with compliance deadlines originally scheduled for early 2014. The EPA delayed the effective date of the final rule implementation of the Industrial Boiler MACT until such time as judicial review is no longer pending or until such time as the EPA completes its reconsideration of the related rules. The EPA is reconsidering various aspects of the regulation including its application to a wide variety of boiler types and fuels. In addition, proposed legislation in the United States Senate (S. 1392) would provide additional time for the EPA to reconsider the regulation and would extend the period in which regulated boilers must be brought into compliance to five years, rather than the normal three years. The boiler MACT reconsideration proposal is currently at the Office of Management and Budget and is expected to be issued by the end of November 2011.

The Industrial Boiler MACT could impact over 600 existing coal-fired industrial boilers. The final emission limit of 4.6 pounds of mercury per Trillion BTU for existing and two pounds per Trillion BTU for new coal-fired industrial boilers will on average require approximately 50% capture of mercury from coal-fired boilers burning various coals. We believe the final Industrial Boiler MACT could increase the market for ACI systems by several hundred when considering the requirement to control both mercury and dioxin/furans under this final rule that can be controlled by use of activated carbon injection.

The Clean Air Act requires that all emission control related regulations be met within 36 months from the final date the new rule gets posted in the Federal Register, with the potential extension of 12 months granted by individual states on a case by case basis. We believe that substantial long-term growth of the EC market for the electric power generation industry will most likely depend on how industry chooses to respond to the pending and new federal regulations. In general, all three of these regulations are less stringent than originally expected, meaning more flexibility in choosing low capital expense control technologies and likely fewer forced retirements from having to install large capital equipment, such as scrubbers and baghouses. We anticipate the final MATS will create a large market for our mercury control products beyond 2011. We expect that as many as 1,200 existing coal-fired boilers will be affected by such regulations, if and when they are fully implemented. We believe that the MATS will be made final by the December 16, 2011 deadline. Many power companies recognize the urgency of these pending regulations, and as a result are contracting with us to evaluate mercury control options at a number of their plants. Utilities need to know as soon as possible whether their existing EC components are sufficient to meet the new emissions standards with the installation of low capital systems such as ACI and DSI systems. If they need to upgrade their equipment with new large capital equipment such as fabric filters or SO2 scrubbers, they need to quickly begin procurement of these systems due to long required lead times. This could result in additional near-term ACI and DSI demonstration revenue and positions us to bid on related ACI and DSI equipment.

ACI Systems, DSI Systems and Services

To date, we have installed or are in the process of installing ACI systems controlling mercury emissions from 55 coal-fired electric generated unit (“EGU”) boilers. Some market demand continues in 19 states that either have passed their own mercury control regulations or have entered agreements with power plants to reduce mercury emissions for new power plants. We remain active in the bid and proposal process and such activity has picked up in the second half of the year on individual and fleet wide projects in anticipation of release of the final MATS in December. We are responding to over 25 bids and requests for proposals for ACI and DSI systems with a combined value in excess of $35 million. Given the current expected timing for finalization of the MATS, we anticipate the need for 400 to 600 ACI systems to be supplied between 2012 and 2015, which would be a market of approximately $500 to $600 million and would require rapid scale-up of our production capabilities to maintain our approximate 30% market share. For an average size EGU, the ACI equipment costs are between $600,000 and $1 million. We will continue to expand our sales staff as well as our engineering design group and fabrication capacity to meet this anticipated market. We are currently in negotiations with a few utilities about fleet-wide sales of ACI and DSI systems, for which a single contract could exceed $20 million. We believe contracts for ACI and DSI systems will begin to be awarded later this year when the rule is made final.

We have also developed and are offering commercial DSI systems to inject dry alkali sorbents for control of acid gases such as SO3 and HCl as well as for control of the criteria pollutant SO2. These acid gas emissions are often the unintended result of the retrofit and operation of NOx control technology on medium to high sulfur coal-fired boilers. DSI systems, which cost approximately $1.5 to $3 million for an average size EGU, provide a low-capital cost alternative to scrubbers for meeting certain provisions of the MATS and the Cross State Air Pollution Rule, which was finalized by the EPA on July 6, 2011 (“CSAPR”, formerly known as the “Transport Rule”). CSAPR replaces the EPA’s 2005 Clean Air Interstate Rule and requires 27 states in the Midwest and eastern half of the United States and the District of Columbia to significantly improve air quality by reducing power plant SO2 and nitrogen oxide emissions that contribute to ozone and fine particle pollution in other states. Plants in the 27 impacted states will be required to comply with emission reductions quickly; beginning January 1, 2012 for SO2 and annual nitrogen oxide reductions, and May 1, 2012 for ozone season nitrogen oxide reductions. Because power plants can start banking emission credits in January, several utilities have already initiated procurement for DSI systems for trimming SO2 levels. We conducted full-scale tests of the DSI equipment in 2010 and for the past year ADA has been demonstrating DSI equipment for the control of SO2 and SO3 on plants burning bituminous, Powder River Basin (“PRB”), and lignite coals. The DSI approach may also be a low-cost option for utilities to support meeting the particulate matter standard proposed in the MATS because dry sorbents can capture condensable material that are part of the regulated particulate matter emissions.

Arch Coal Development and License Agreement for Enhanced Coal

Since 2004, we have been working with Arch Coal to explore certain unique characteristics of some types of coals produced by Arch Coal that allow them to be burned with lower emissions. We believe a recent technical breakthrough provides a potential means to obtain similar performance improvements from all of Arch Coal’s PRB coals. As a result on June 25, 2010, we entered into a Development and License Agreement (the “License Agreement”) with Arch Coal. Pursuant to the License Agreement, we provided Arch Coal with an exclusive, non-transferable license to use certain technology to produce “Enhanced Coal” by the application of ADA’s proprietary coal treatment technology for coal mined by Arch Coal at mines and sites located in the PRB. We expect that the technology will reduce certain emissions from the burning of the PRB coal, which should help to meet the MATS. Pursuant to the License Agreement, we are providing development services to Arch Coal aimed at applying the technology to its PRB coal. In addition, if we develop improvements to the technology that are related to the reduction of certain emissions from the burning of PRB coal, that technology will either be included in the license at no additional cost, or, under certain circumstances, we will negotiate with Arch Coal to determine if Arch Coal wants to use the additional improvements. We retain all right, title and interest, including all intellectual property rights, in and to any technology we license to Arch Coal. The initial demonstration of coal treated at the mine and shipped by rail to a power plant produced promising results.

In consideration for the development work and the license to Arch Coal, Arch Coal paid us an initial, non-refundable license fee in cash of $2 million in June 2010 and we have recognized $1.1 million of such amount as revenue for the nine months ended September 30, 2011 in addition to amounts recognized in 2010. Under the License Agreement, we are entitled to royalties of as much as $1 per ton of 50% of the premium for “Enhanced Coal” sold by Arch Coal, depending upon the successful implementation of the technology and the premium Arch Coal is able to charge on future sales of the “Enhanced Coal” product. Arch Coal currently produces more than 100 million tons of PRB coal per year. Any royalty ultimately payable under the License Agreement will first be subject to credit to Arch Coal of an amount equal to the initial license fee, other development and operational costs paid by Arch Coal plus a rate of return on such payments.

In tests we have shown that we can enhance PRB coal at the mine and achieve mercury reductions when the coal is burned at power plants. We believe the coal enhancement provides a $1 to $4 per ton benefit of coal to the power plants. The proposed MATS could create a market for a significant percentage of the greater than 100 million tons per year of PRB coal mined by Arch. Because of our focus on placing in service additional RC facilities prior to the end of this year, additional demonstrations of our Enhanced Coal product have been delayed. We expect to resume these tests in 2012 which will provide sufficient time to grow this business as the national mercury control market expands through 2015.

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

DOE is funding CO2 control projects related to our business. In 2010 we began the first field tests of our CO2 control technology on a $3.8 million program co-funded by DOE, as well as several major forward-thinking utility companies. The initial results at a plant confirmed the promising performance we had demonstrated in our laboratory. The pilot plant was moved to another plant for additional testing. Once captured, the CO2 could be either stored underground (sequestration) or beneficially used in processes such as enhanced oil recovery. This capture technology appears to offer potential cost and energy advantages over competing liquid-solvent-based technologies.

On September 30, 2010, we signed a new contract with DOE to continue development of clean coal technology to capture CO2 from coal-fired power plants and other industrial sources of CO2 emissions. We are the prime contractor for the approximately $19 million project administered by DOE’s National Energy Technology Laboratory which is providing $15 million of the funding. We expect as much as $4 million in co-funding and support to be provided by several major electric power generation companies including Southern Company and Luminant and other organizations including the Electric Power Research Institute, Inc. The project provides funding to advance our commercialization plan for regenerable solid-sorbent technology.

In October 2010 we began work on the new DOE CO2 project, which is expected to run for up to 51 months to scale-up the technology to the one-megawatt level, which is a key step in the technology development process. This contract will not only fund research and development (“R&D”) on this technology, but it is expected to provide significant contributions to our revenue and margin over the next three plus years.

We anticipate that DOE programs will continue to represent an important component of the revenue stream of the Company over the next several years as we position ourselves for the market growth for ACI systems, enhanced coal and related technology with Arch Coal and other technologies for emissions control.

Refined Coal

Our primary opportunity is based on Section 45 tax credits for the production of RC and proprietary technology developed by ADA that has been or is expected to be licensed to Clean Coal. In December 2009, the IRS issued guidance as to the specifics concerning how the emissions reductions are to be measured and certified to demonstrate compliance necessary to qualify for the Section 45 tax credits and under the Tax Relief and Job Creation Act of 2010, the deadline for placing qualifying facilities into service was extended to December 31, 2011. The tax credits amount to an annually escalating $6.33 per ton of RC for a period of ten years.

As a result of the extension of the placed in service deadline, Clean Coal is pursuing strategic relationships to sell or lease several additional RC facilities during 2011 with a potential of up to 20 total RC facilities. To date, Clean Coal has installed and operated 12 of these systems for Cyclone boilers at utility sites with potential for three more systems to be qualified in November 2011. We expect that each of these 12 facilities satisfy the “placed-in-service” requirements from initial operations. After initial operation, it takes an average of approximately six months to obtain permits for full-time operation and to complete all necessary contracts. If all planned CyClean RC systems become fully operational, beginning in 2012 they should produce a total of more than 30 million tons of RC per year. ADA expects to generate pre-tax income of approximately $1.00 per ton of RC per year after payments to minority partners for the 10-year life of the tax credits.

In September 2011, we successfully demonstrated a new patent-pending technology for producing RC for use at coal-fired power plants. ADA’s new technology, called “M45”, complements and expands ADA’s market for RC beyond its patented and currently operating CyClean technology licensed to Clean Coal, which is limited to cyclone boilers. During full-scale tests M45 achieved greater than 20% reduction in emissions of NOx and greater than 40% reduction in mercury emissions, thus demonstrating that this new technology also meets the standards necessary to qualify for IRS Section 45 tax credits.

In November 2011, we signed a non-binding term sheet for an exclusive license of the new M45 RC technology to Clean Coal in order to leverage Clean Coal’s operating expertise, to place as many facilities in service before the year-end “placed-in-service” deadline and to take advantage of the other synergies that can be obtained by Clean Coal having the ability to provide and use either the CyClean or M45 technology. With this license, Clean Coal could provide customers with both the patent-pending M45 technology and ADA’s patented CyClean technology to produce RC that qualifies for Section 45 tax credits. This allows Clean Coal to potentially use some facilities placed in service using CyClean to treat larger annual volumes of coal if applied at a different plant using the M45 technology.

The expected license, which is subject to due diligence and negotiation and closing of definitive agreements, would provide ADA with a royalty based on a percent of operating income from future production of RC produced with the M45 technology and prepaid royalties that include an initial refundable payment of $2 million paid to ADA upon signing of the term sheet with additional refundable payments of up to $8 million upon meeting certain milestones. The prepaid royalty payments are refundable via a withholding from 50% of future distributions or payments to ADA from Clean Coal if certain conditions are not satisfied, including the completion of satisfactory due diligence by Clean Coal. ADA expects Clean Coal to finance the fabrication and installation of up to six M45 facilities with a goal of getting these “placed-in-service” by the 2011 year-end deadline. These systems would then be available for full-time operation in 2012 and qualify for the tax credit for a ten-year period. These facilities would have the potential of producing a total of as much as $20 million to $40 million in cash flow for ADA in 2012 and over $200 million over the next ten years. We expect that our share of the economics for the M45 facilities will be better than for the CyClean facilities and could generate pre-tax income of approximately $2.00 per ton of RC produced using the M45 technology per year based on M45 related royalties paid to ADA and our share of distributions from Clean Coal.

Our RC business opportunities do not depend upon any new environmental or tax regulations. The current 10-year tax credits do not require any additional approval by Congress, which provides us with a high degree of confidence that Clean Coal and the M45 technology will generate long-term cash flows.

Clean Coal is financing the construction and installation of the new RC facilities with a $15 million line of credit with a commercial bank, internal cash flows, and deposits received to secure participation in the facilities. In the second half of 2011, Clean Coal received $7.7 million in deposits from monetizers for three new RC facilities. In addition, Clean Coal is evaluating the benefits of retaining one or two of the RC facilities to take advantage of the Section 45 tax credits directly and to offset some of ADA’s and its partner’s tax liability.

Clean Coal Facilities, Leases and Related Agreements

Clean Coal placed two RC facilities in service prior to January 1, 2010 (the original placed in service deadline under Section 45) and demonstrated the required emission reductions for their RC product to qualify for the Section 45 tax credits. On June 29, 2010, Clean Coal executed various contracts by which the two existing RC facilities were leased to GS RC Investments LLC, (“GSRC”, which is another affiliate of GS), the lessee. The leases have base terms that run through December 31, 2012, and automatically renew for annual terms through the end of 2019. In furtherance of the foregoing transaction, we, Clean Coal and the lessee also entered into a technology sublicense agreement pursuant to which we licensed, and Clean Coal sublicensed, to the lessee certain technology required to operate each RC facility and to produce RC. The two RC facilities are owned, respectively, by two special purpose entities. In addition, the lessee has entered into supply agreements for each RC facility pursuant to which it supplies RC to the applicable power plant owner.

CCSS operates and maintains the two RC facilities. In addition to reimbursement for costs incurred, CCSS receives a fee of $.08 per ton of coal processed through the RC facilities for its services. The lessee pays the costs for operating and maintaining the RC facilities, subject to certain limitations. CCSS also arranges for the purchase and delivery of certain chemicals necessary for lessee’s production of RC under two supply agreements entered into with the lessee as part of the transaction. CCSS receives a fee for its services in the amount of 5% of the cost of chemicals and transportation costs. The term of each supply agreement runs coincident with the leases.

June 2011 marked the first full year of operations of the first two Clean Coal facilities that produce RC for four boilers at two power plants in the Midwest. In the first twelve months, these two facilities generated approximately $20 million in revenue and about $9 million in operating income for ADA. Over the next eight years, we expect these facilities to generate between $15 million to $20 million in revenues per year and $7 million to $9 million in net annual operating income.

Organization and Control

In May 2011, we and NexGen entered into a transaction in which Clean Coal sold an effective 15% interest of the equity in Clean Coal, equal to approximately 15.8 units of non-voting Class B membership interests, to an affiliate of GS for $60 million in cash. In conjunction with the closing, we, NexGen and GS entered into a Second Amended and Restated Operating Agreement for Clean Coal (the “Restated Operating Agreement”) and an Exclusive Right to Lease Agreement (the “Lease Agreement”). The rights and obligations of the Class B and Class A Units are set forth in detail in the Restated Operating Agreement. Pursuant to the Lease Agreement, Clean Coal granted GSFS the exclusive right (but not the obligation) to lease facilities that will produce up to 12 million tons (+/- 10%) of refined coal per year on pre-established lease terms similar to those currently in effect for Clean Coal’s two existing facilities.

In September 2011, ADA, NexGen, and GS entered into a First Amendment to the Second Amended and Restated Operating Agreement pursuant to which we and NexGen each transferred our 2.5% member interests in each of Clean Coal’s subsidiaries back to Clean Coal in return for an increase in our interest in Clean Coal to 42.5% from 42.1%. This restructuring of ownership interests did not change the financial relationships of the parties.

We control and consolidate the results of Clean Coal in our financial statements, but do not consolidate the results of CCSS because NexGen controls the entity pursuant to the operating agreement of the entity. The leases for Clean Coal’s existing RC facilities included an upfront payment of $9 million in prepaid rent for both facilities and provide for fixed rent and contingent rent based upon future production of RC, each of which is payable on a quarterly basis. We are recognizing the prepaid rent over the initial two and one half year term of the leases. Such revenues are recorded as they are earned. Historically, the utilities at which the facilities operate have used over six million tons of coal per year, which amount can vary based on several factors. The total annual contribution to our operating income will ultimately depend on the utilities’ use of coal in the generation of electricity, which use will likely fluctuate over the term of the tax credits.

Carbon Solutions

Carbon Solutions, our joint venture company with ECP, constructed the AC Facility through its wholly owned subsidiary Red River. The AC Facility, which achieved commercial operation in May 2010, is operating and currently supplying customers with AC.

Under the terms of the Limited Liability Company Agreement (the “LLC Agreement”) of Carbon Solutions among ECP and ADA, we have contributed $25.6 million in cash and other property and ECP has contributed cash of $178.8 million, including preferred equity contributions of $84.9 million, through September 30, 2011. Effective June 2009 and since that date, ECP converted some of its preferred equity contributions to ordinary capital contributions resulting in a dilution of our ownership percentage to 21.3% as of September 30, 2011 and as a result, we include our share of Carbon Solutions’ loss under the equity method of accounting. Our initial investment combined with our share of Carbon Solutions’ cumulative losses to date has resulted in a net investment in Carbon Solutions of $7.7 million as of September 30, 2011. We do not have any further capital commitments to Carbon Solutions, and expect that all future funding for the AC Facility will come from ECP and third-party debt financing. See “Liquidity and Capital Resources” below for additional information.

Carbon Solutions predicts a significant gap between AC production and demand beginning in 2015 after all the expected MACT regulations are in place. They believe that the growth anticipated may require up to five additional AC production lines of similar size and capacity as Red River. To prepare for the additional demand created by the draft MATS, Carbon Solutions has permitted a second 150 million pound per year production line at the Red River plant. We have certain rights to participate by up to 50% in capacity additions Carbon Solutions may pursue.

In addition, we provide certain services to Carbon Solutions under a Master Services Agreement (“MSA”). Sales and other revenues under the MSA totaled $11,000 and $63,000 for the three and nine months ended September 30, 2011, respectively, which amounts are included in EC revenues in the accompanying consolidated statement of operations.

Results of Operations – 3rd Quarter and YTD 2011 versus 3rd Quarter and YTD 2010

Revenues totaled $13.2 million and $28.7 million for the three and nine months ended September 30, 2011, respectively, versus $7.5 million and $13.3 million for the three and nine months ended September 30, 2010, respectively, representing an increase of 76% and 116% for the quarter and year to date. We expect overall revenues for the rest of the year to be higher than those reported for the 2010 period primarily as a result of the impact from the RC segment.

Cost of revenues increased by $4.4 million and $3.0 million or 261% and 47% for the three and nine months ended September 30, 2011, respectively, from the same periods in 2010 primarily due to costs incurred related to demonstration and testing by Clean Coal of new RC facilities. In addition, costs increased in the EC segment due to hiring additional staff required for expected growth. Gross margins were 54% and 69% for the three and nine months ended September 30, 2011, respectively, as compared to 78% and 54% for the same periods in 2010. For the near term, we expect the sales related to the RC segment to represent an increasing source of revenues, for which the anticipated gross margins are higher than our EC and CC segments. As a result, we expect the gross margin for 2011 to be higher than the overall margin realized in 2010.

Emission Control

Revenues in our EC segment totaled $3.1 million and $6.8 million for the three and nine months ended September 30, 2011, respectively, representing an increase of 21% and a decrease of 5% from the same periods in 2010. The amounts reported exclude the work ADA has conducted for Clean Coal, as further described below, which was eliminated in our consolidation. Revenues from the EC segment for the nine months ended September 30, 2011 were comprised of sales of ACI systems and services (30%), flue gas chemicals and services (10%) and consulting services (60%), compared to 66%, 5%, and 29%, respectively, for the same period in 2010. For the near term, we expect the consulting services in our EC segment to increase as a percentage of EC revenues as the industry seeks to analyze and evaluate the MATS. We expect our EC segment revenues related to ACI systems to remain at static levels until early 2012 when we expect utilities, cement plants and industrial boilers start to react to the MATS and other MACT regulations. We expect overall gross margins for the EC segment for 2011 to be higher than levels achieved in 2010 due to increased consulting activity.

Our consulting revenues increased $900,000 and $2 million during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 as we continued demonstration and other work related to recent changes with the MATS and includes revenues totaling $333,000 and $1.1 million, respectively, from our Arch Coal non-refundable license. Our consulting revenues contributed approximately $2.1 million and $4 million during the three and nine months ended September 30, 2011. We expect our consulting revenues to increase as a percentage of EC revenues during the remainder of 2011 as several customers are seeking advice and evaluation studies on how best to comply with the anticipated MATS.

As of September 30, 2011, we had contracts in progress for work related to our EC segment totaling approximately $3.5 million, of which we expect to recognize a significant portion during the remainder of 2011, with the balance to be completed and realized in 2012. Our ACI systems revenues totaled $906,000 and $2 million for the three and nine months ended September 30, 2011, respectively, representing a decrease of 23% and 57% as compared to the same periods in 2010. In the EC segment, we performed work related to RC systems provided to Clean Coal valued at $1 million and $1.5 million for the three and nine months ended September 30, 2011, respectively, as compared to $300,000 and $3.5 million for the three and nine months ended September 30, 2010, respectively. Such work would typically be recognized as revenue but was eliminated in the consolidation of Clean Coal. The amounts for 2010 include our participation in the construction and installation of the initial RC facilities that were placed in service at the end of 2009. In the current year, Clean Coal is utilizing a number of third-party resources for the new RC facilities currently being constructed and installed.

Cost of revenues for the EC segment increased by $621,000 or 46% and decreased by $602,000 or (14%) for the three and nine months ended September 30, 2011, respectively, from the same periods in 2010, primarily as a result of the decreased year-to date revenue-generating activities and increased current quarter costs related to our ACI system activities including hiring additional staff required for expected growth. Gross margins for the EC segment were 37% and 45% for the three and nine months ended September 30, 2011, respectively, compared to 48% and 40% for the same periods in 2010. The decrease in the gross margin for the quarter compared to last year is a result of the increase in costs related to our ACI systems. The increase in year-to-date gross margin from the prior year was primarily a result of overall cost savings from original budgeted amounts when the contracts commenced.

EC segment profits increased by $45,000 or 6% and decreased by $31,000 or (2%) for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease in the nine-month period was primarily a result of decreased ACI system sales.

CO2 Capture

Revenues in our CC segment totaled $977,000 and $1.9 million for the three and nine months ended September 30, 2011, representing an increase of 109% and 18% from the same periods in 2010. We had outstanding DOE contracts, in progress, including anticipated industry cost share, totaling approximately $16.9 million as of September 30, 2011. We expect to recognize approximately $735,000 from these contracts during the remainder of 2011 including participation by other industry partners and the remainder in 2012 through 2014. As discussed above, on September 30, 2010 we signed a contract on a DOE project totaling approximately $19 million (including expected contributions by other industry partners). Revenues increased in the third quarter of 2011 due to the increased activities under this contract.

Cost of revenues for the CC segment increased by $445,000 or 223% and $602,000 or 100% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 with such increases related to increased activities and revenues. Gross margins for this segment were 35% and 37% for the three and nine months ended September 30, 2011, respectively, as compared to 59% and 63% for the same periods in 2010. The decrease in gross margin from 2011 to 2010 is due primarily to greater use of subcontractors for which our margins are less under these projects. Lower cost share participation from third parties also contributed to higher costs and lower margins. We expect the overall gross margin for the CC segment for fiscal year 2011 to be lower than the levels achieved in 2010, due to the mixture of direct costs (labor versus equipment) associated with this segment.

CC segment profits decreased by $149,000 and $783,000 or 58% and 84% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. As discussed above, the decrease was primarily the result of greater use of subcontractors and lower cost share participation.

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

Refined Coal

Revenues in our RC segment totaled $9.2 million and $20 million for the three and nine months ended September 30, 2011, respectively, versus $4.5 million for the three and nine months ended September 30, 2010, representing an increase of 109% and 345% for the quarter and year to date. The two operating RC facilities were placed into routine operations during the second quarter of 2010. The current quarter increase is due to the recognition of rental income from those two operating RC facilities and also includes approximately $2.5 million of sales of RC as a result of demonstrating and placing additional RC facilities into service. We expect our quarterly revenues to fluctuate based on seasonal variations in electricity demand as well as planned and unplanned outages required by the power plants for equipment repair and maintenance. On an ongoing basis we expect these two RC facilities to process approximately 6 million tons of RC annually, qualifying for the present $6.33 per ton Section 45 tax credit through 2019.

Cost of revenues for the RC segment totaled $3.5 million and $4.1 million for the three and nine months ended September 30, 2011 respectively, as compared to $158,000 and $1.2 million for the same periods in 2010. Costs for the quarter ended September 30, 2011 increased due to activities undertaken to place additional facilities into operations and due to the costs of coal acquired to test new RC facilities which costs approximate the revenues realized on its sale noted above.

RC segment profits increased by $757,000 and $11.7 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. We expect that once the new RC facilities are conducting routine operations, likely by mid-2012, margins realized in our RC segment will be in excess of 90%, given the majority of the RC facilities’ operating costs will be paid by the lessee.

Other Items

General and administrative expenses decreased by $7.5 million and $6.6 million or (72%) and (31%) to $2.9 million and $14.6 million for the three and nine months ended September 30, 2011, respectively, from the same periods in 2010. The decrease is primarily due to decreasing non-routine legal fees associated with litigation which totaled $762,000 and $4.2 million for the three and nine months ended September 30, 2011 as compared to $8.9 million and $16.1 million for the same periods in 2010, respectively. Total legal costs comprise approximately 30% and 31% of the overall general and administrative expense for the three and nine months ended September 30 2011 as compared to 85% and 76%, respectively, for the same periods in 2010. These decreases were somewhat offset by increases in compensation costs and other costs totaling $2.4 million and $2.5 million, respectively, over the same period in 2010. The increase in compensation expense in 2011 is due to building our infrastructure in preparation for the increased market opportunities anticipated from the new MACT standards and incentive compensation related to our RC activities. We expect general and administrative expenses to be between $3 million and $4 million a quarter for the next year as we continue to add additional resources to prepare for increased business opportunities over that time.

We incur research and development (“R&D”) expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Total R&D expenses increased by $248,000 and $757,000 or 96% and 118% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 as a result of increases in CC and RC activities. We incurred $384,000 for direct cost share for R&D under DOE related contracts so far in 2011. We incurred no significant cost share for R&D in 2010. The increase in total R&D is related to preparing for growth in the delivery of our ACI systems, as well as our RC activities. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be higher in 2011 as compared to 2010. We continue to anticipate that our future R&D expenses will grow in direct proportion to DOE funded CO2 work we perform for the next several years and other technology development we choose to pursue.

We had net interest and other income of $71,000 and $2.2 million for the three and nine months ended September 30, 2011, respectively, as compared to $200,000 and $2 million for the three and nine months ended September 30, 2010 related primarily to interest on notes receivable and other amounts received from NexGen. We had interest expense of $889,000 for both the three and nine months ended September 30, 2011 related to the line of credit and deferred gain for income tax purposes on the Clean Coal lease transactions. There was no interest expense for the comparable periods in 2010. We recognized $41.7 million in expenses for the nine months ended September 30, 2011 related to the interim award in the Norit arbitration as described below and in Part II, Item 1 of this report.

The deferred income tax benefit excluding the effects of the equity method of accounting for subsidiaries for the nine months ended September 30, 2011 represents our expected effective tax benefit of approximately 36% which approximates our effective tax benefit for 2010. Our income tax rate does not include any material amount of Section 45 tax credits from the existing facilities leased by Clean Coal as those tax benefits will be realized by the lessee under the RC facilities’ leases.

Our net operating loss for the nine months ended September 30, 2011 of $33.6 million or $(4.41) per share includes our equity in the losses incurred by Carbon Solutions totaling $2.1 million and $5.9 million for the three and nine months ended September 30, 2011, respectively and is included in other income (expense) in the consolidated statements of operations. This amount is reported net of our equity in the net income of CCSS which amounted to $46,000 and $146,000 for the three and nine months ended September 30, 2011, respectively. We expect to continue to report our equity in the losses of Carbon Solutions for the balance of the year as sales ramp up. Our investment in Carbon Solutions has been reduced by our respective share of such losses. We expect to continue to report our equity in the net income of CCSS for the balance of the year as operations become more consistent.

Liquidity and Capital Resources

Working Capital

Our principal sources of liquidity are our anticipated cash flow from RC activities and other operations and net proceeds of $28.4 million from the sale of 2 million shares of our common stock that occurred at the end of October 2011 which are not reflected in the accompanying consolidated financial statements. We had consolidated cash and cash equivalents totaling $9.6 million at September 30, 2011 as compared to consolidated cash and cash equivalents of $9.7 million at December 31, 2010.

At September 30, 2011, we had a working capital deficit of $12 million as compared to working capital of $10.1 million at December 31, 2010. Our working capital decreased primarily due to payments made related to the Norit matter, partially offset by proceeds from the sale of an effective 15% interest in the equity of Clean Coal to GS. In May 2011, we received gross proceeds of $30 million from this sale and received an additional amount of $1 million from NexGen representing the remaining payment owed by NexGen in order to maintain its interest in Clean Coal. In addition, we received payment on notes receivable and other receivables from NexGen totaling $2 million. In August 2011, we made a $33 million payment related to Norit and accrued an additional $819,000 for royalties due related to the first two quarters of 2011. We have recorded current liabilities of $3.7 million and long term liabilities of $5 million related to accrued royalties and the final settlement obligations for the Norit matter. We have additional long-term liabilities totaling $31.5 million which includes long-term deferred revenue including deferred rental income and other obligations of $1.5 million, and an estimate of indemnity costs related to the Norit award of $30 million as of September 30, 2011. We expect Clean Coal to use its $15 million line of credit, deposits it receives for new systems placed in service and cash flow from operations to fund amounts required to construct, install and place the several additional RC facilities it is planning into operation.

Our shareholders’ equity was approximately $1.9 million as of September 30, 2011 compared to $13.4 million as of December 31, 2010. The decrease is primarily due to the expenses recorded related to the Norit matter offset by the recording, net of related taxes, of the sale of equity in Clean Coal to GS.

Carbon Solutions has funded, through loans and/or equity contributions from ECP to Carbon Solutions, a significant portion of the legal expenses related to the Norit matter. In November 2011, ECP notified us that it believes our indemnity obligations to it and Carbon Solutions totaled approximately $33.1 million, inclusive of the $31.2 million recorded on our balance sheet. In the past ECP has claimed that our indemnity obligations also include any losses it may suffer due to loss of potential customers and diminution in the value of the business, legal costs and fees. Satisfaction of a portion of our indemnity obligations to ECP could be made via a decrease in our recorded capital contributions (and with a corresponding increase in ECP’s capital contributions) in Carbon Solutions and adjustment of each party’s percentage ownership accordingly.

In October 2011 we completed the public sale of 2 million shares of our common stock and received net proceeds of $28.4 million. ADA has also granted the underwriters a 30-day option to purchase up to an additional 300,000 shares of common stock offered in the public offering to cover over-allotments, if any, which would result in additional net proceeds of approximately $4.3 million if exercised in full. This option expires on November 28, 2011.

Our ability to maintain the financial liquidity required to meet ongoing operational needs and to meet our remaining obligations related to the Norit matter will likely depend upon several factors, including timing of satisfaction and ultimate amount of payment of our indemnity obligations, legal fees relating thereto, our ability to maintain a significant share of the market for mercury control equipment, Clean Coal’s continued operation of the two RC facilities placed in service in 2010 and success in monetizing Section 45 tax credits through the sale or lease of additional RC facilities to third party investors. We believe the Company has sufficient working capital to meet our obligations and fund operations for the next 12 months.

Clean Coal and M45 Related Items

We originally formed Clean Coal in 2006, and sold a 50% interest in it to NexGen for $1 million. Under the original Purchase and Sale Agreement, NexGen had the right (but not the obligation) to maintain its 50% interest in Clean Coal by paying us an additional $4 million at certain specified times. In October, 2009, NexGen elected to retain its interest in Clean Coal and issued $1.8 million two-year promissory notes with interest at 5% per annum to the Company in June 2010, with the remainder of the payment to come from 25% of cash distributions (other than for income taxes) due to NexGen from Clean Coal. During the second quarter of 2011 and subsequent to the sale of the interest in Clean Coal to GS as described above, NexGen paid the remaining balance due of $3 million plus interest to maintain its interest in Clean Coal.

In order to maintain our 50% voting interest in Clean Coal, we are obligated to fund half of its operating costs and capital expenditures. Clean Coal has placed two RC production facilities into service, which have been leased to a third party. Based on the amount of RC that we expect will be produced from the RC facilities, we expect to recognize pre-tax cash flows between $7 to $10 million per year through 2019, the expected period for which Section 45 tax credits are available for these facilities.

On March 31, 2011, Clean Coal entered into a credit agreement with a bank for $10 million that is secured by substantially all assets of Clean Coal (including the interests it owns in its subsidiaries). The line of credit was amended in September 2011 to increase the borrowing limit to $15 million. The line of credit expires in March 2013 and requires quarterly interest payments. Borrowings under the line of credit bear interest at the higher of the “Prime Rate” (as defined in the related credit agreement) plus one percent (1%) or 5% per annum. At September 30, 2011, the outstanding balance on the line of credit was $7.9 million and the effective interest rate was 5% per annum. Borrowings under the line of credit are subject to certain financial covenants applicable to Clean Coal. We expect the line of credit and operations of the RC facilities to generate sufficient working capital to meet Clean Coal’s operating needs.

ADA, NexGen and two entities affiliated with NexGen have provided Clean Coal’s sublessee with joint and several guaranties guaranteeing any payments and performance due the lessee under the various agreements Clean Coal executed in the lease of the RC facilities.

Clean Coal is pursuing the construction, installation and demonstration of as many as 20 RC facilities before the year-end cut-off date to meet the placed-in-service qualification for Section 45 tax credits. We estimate that each facility requires an expenditure of approximately $1.4 million to achieve the qualification status. As noted above Clean Coal had placed in service a total of 12 additional facilities meeting this qualification and has plans and schedules for the remaining 8 units to achieve that status before year-end.

Pursuant to the recently signed non-binding term sheet with ADA, Clean Coal is pursuing the construction, installation and demonstration of as many as 6 RC facilities utilizing our M45 technology before the year-end cut-off date to meet the placed-in-service qualification for Section 45 tax credits. We estimate that each M45 facility requires an expenditure of approximately $1.0 million to achieve the qualification status. The capital expenditures to realize these plans are being funded through Clean Coal’s $15 million line of credit, deposits it has and expects to receive for new systems placed in service and cash flow from operations.

AC Facility Related Items

As noted above, Carbon Solutions has commenced commercial operations at its AC Facility, which has an estimated all-in, total cost for one production line capable of producing approximately 150 million pounds of AC per year including related activities of approximately $400 million.

ECP has funded additional ordinary capital contributions, preferred equity contributions to Carbon Solutions and loans to Red River to satisfy capital requirements. Neither ADA nor ECP is required to fund additional capital contributions to Carbon Solutions at this time. One-half of ECP’s preferred equity bears a preferred return of 12% per annum, and the other half does not bear a preferred return. ECP is entitled to receive priority distributions on its preferred equity until it is redeemed or converted and has the option to convert any such unredeemed preferred equity into ordinary capital contributions.

Pursuant to an Amended and Restated Credit and Reimbursement Agreement among Red River, ECP and ADA dated as of September 2, 2009 and related documents (the “Carbon Solutions’ Credit Support Documents”), ECP may make loans to Red River from time to time. As of September 30, 2011, the principal balance of ECP’s loans to Red River totaled approximately $178.8 million. Such loans are evidenced by convertible demand promissory notes bearing interest at 12% per annum compounded quarterly. ECP may convert any outstanding amounts due under such notes to ordinary capital or preferred equity contributions in Carbon Solutions at any time at its option. The outstanding loans are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River.

In 2009 and subsequently, ECP converted some of its then outstanding preferred equity to ordinary capital contributions and made additional ordinary capital contributions, resulting in dilution of our ownership interest in Carbon Solutions to 21.3% as of September 30, 2011. Because of such dilution to date, ECP now elects three out of the four managers of the Board of Carbon Solutions and controls decisions of the Board and the members. We continue to have the right to participate in significant decisions subject to member approval so long as we continue to hold at least a 15% ownership interest. Member approval requires approval of members holding at least 75% of the ownership interests so our approval is no longer required.

In addition to our indemnity obligations described above, we have given guaranties and undertaken other commitments of approximately $28.7 million related to Carbon Solutions. No liabilities associated with such guaranties and obligations were recorded in the financial statements as we do not expect the guaranties and commitments to be called upon. The general contractor for the AC Facility has filed a statement of claim against ADA and Red River and a lien on the AC Facility for $21 million related to disputed contract costs. Pursuant to the Carbon Solutions’ Credit Support Documents, Red River has agreed to reimburse us and ECP in the event we or they are required to make payments related to these guaranties and guaranties provided by ECP. Red River’s reimbursement obligations are secured by Red River’s assets and guaranteed by Carbon Solutions, and Carbon Solutions’ guaranty is secured by a pledge of Carbon Solutions’ equity in Red River. We assigned our rights under these agreements to ECP, and any amounts payable to us would be paid directly to ECP until ECP’s preferred equity in Carbon Solutions is fully redeemed or converted and all loans to Red River have been paid in full.

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of September 30, 2011 our trade receivables balance was $13.6 million which was offset by billings in excess of recognized income of $298,000 or a net of $13.3 million as compared to $9.1 million at December 31, 2010.

We recorded approximately $3.8 million in additional obligations related to the running royalty portion of the Norit settlement and potential indemnity obligations to Carbon Solutions. We also recorded approximately $7.5 million in award obligations, including both expected current and long-term amounts, related to the Norit matter during the nine months ended September 30, 2011.

Under our defined contribution and 401(k) retirement plan, in 2011 and 2010 we match up to 7% of salary amounts deferred by employees in the plan. During the nine months ended September 30, 2011 and 2010, we recognized $265,000 and $201,000, respectively, of matching expense which payments were made with our stock. In the past, we have also made discretionary contributions to the plan for employees. Thus far in 2011, and in 2010, we did not make any such discretionary contributions. Our matching expense is expected to amount to $300,000 for 2011 depending on employee participation in the plan.

We have recorded net current deferred tax assets of $317,700 and net long-term deferred tax assets of $21.7 million as of September 30, 2011 as compared to net current deferred tax assets of $188,000 and net long-term deferred tax assets of $15.4 million as of December 31, 2010. We believe that it is more likely than not that our deferred tax assets will be realized in the future as we expect significant revenues related to the RC segment over the next several years. The change is largely a result of our loss for the nine months ended September 30, 2011.

Cash flow used in operations totaled $21.7 million for the first nine months of 2011 compared to $4.4 million provided by operations for the same period in 2010. The change in operating cash flow primarily resulted from the recording and payment of $33 million for the Norit settlement, an increase in accrued settlement award and other liabilities of $8.7 million, an increase in our accrued indemnity liability of $3.8 million, an increase in accounts receivable of $4.3 million, an increase in accounts payable and accrued liabilities of $3.5 million and an increase in deferred revenues and deposits of $4.1 million. These changes in our operating assets and liabilities correspond to the nature and timing of our procurement and billing cycle and development activities. In addition, adjustments related to non-cash operating activities included expenses paid with stock and restricted stock of $1 million, depreciation and amortization of $608,000, non-controlling interest in Clean Coal of $7.9 million and our net non-controlling interest which increased our cash flow provided by operations and were offset by an increase in recorded deferred tax benefits of $17.4 million. Excluding the Norit settlement cash payment of $33 million, cash flow provided by operations was $5.3 million for the quarter ended September 30, 2011.

Net cash provided by investing activities was $19.6 million for the first nine months of 2011 compared to $3.1 million used for investing activities for the same period in 2010. Cash provided by investing activities consisted of payments of $1.6 million received from NexGen related to their notes receivable to us and $30 million equity contribution from the sale of the interest in Clean Coal offset by purchases of equipment and development projects of $12 million. The cash used in 2010 was primarily due to capital expenditures related to our Clean Coal joint venture. The remaining cash used in 2010 was made up of investments in securities and equity contributions to an unconsolidated entity.

Net cash provided by financing activities was $2 million for the first nine months of 2011 compared to $275,000 for the same period in 2010. Sources of financing included the net borrowings on Clean Coal’s line of credit of $7.9 million and equity contributions of $250,000, offset by distributions by Clean Coal to the non-controlling interest of $6.2 million.

As noted above, in October 2011 we completed the public sale of 2 million shares of our common stock and received net proceeds of $28.4 million, which amounts are not included in the cash flow discussion directly above.

Critical Accounting Policies and Estimates

Revenue Recognition – We follow the percentage of completion method of accounting for all significant contracts excluding government contracts, chemical sales, technology license and related royalties and RC leases. The percentage of completion method of reporting income takes into account the estimated costs to complete and estimated gross margin for contracts in progress. We recognize revenue on government contracts generally based on the time and expenses incurred to date. We are recognizing revenue from the Arch Coal license over the estimated time for which Arch Coal expects to recoup its investment in the technology and the related royalties will be recognized when earned. RC base rents, which are fixed, are recognized over the life of the lease. Prepaid and contingent rents are recognized as they are earned.

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

In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to evaluate the current net book value of goodwill and other intangible assets of $769,000 on our consolidated balance sheets. Management believes the value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which could require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

Consolidation of Subsidiaries – Our equity partner in Carbon Solutions, ECP, contributed equity capital significantly in excess of our contributions. We expect that our ownership percentage may be further diluted below the 21.3% existing as of September 30, 2011. We also expect to continue recording our interest under the equity method until such time as we no longer have an influence over the operations of Carbon Solutions.

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

Settlement of Litigation with Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V. (“Norit International”) and Issuance of Stipulated Final Awards

As we have previously reported in our Annual Reports on Form 10-K for the years ended December 31, 2010 and 2009 and our Quarterly Reports on Form 10-Q filed in 2010, on August 29, 2011, we and Norit Americas, Inc. and Norit International (collectively “Norit”) entered into a Settlement Agreement (the “ADA Settlement Agreement”) pursuant to which we settled all ongoing litigation with Norit to which we and Norit were parties (the “Norit Litigation”), and Norit entered into a separate settlement agreement (the “ECP Settlement Agreement,” and together with the ADA Settlement Agreement, the “Settlement Agreements”) with Energy Capital Partners, LLC and its affiliated funds (collectively “ECP”), Carbon Solutions, Red River and certain other subsidiaries of Carbon Solutions (collectively the “AC JV Entities”) as to the Norit Litigation and other litigation and claims among Norit, ECP and the AC JV Entities.

On October 18, 2011, the panel of three arbitrators overseeing the related arbitration among the parties endorsed and confirmed the terms of the Settlement Agreements and issued confidential, final, confirmable awards (the “Stipulated Final Awards”) resolving the Norit Litigation.

Background

As previously reported, Norit, which is an AC manufacturer with whom we have previously done business, filed a lawsuit against us, ADA Environmental Solutions LLC, certain AC JV Entities and two employees of Carbon Solutions (who were former employees of Norit) (collectively the “ADA Defendants”) on August 4, 2008, asserting that the ADA Defendants misappropriated Norit’s trade secrets related to AC manufacturing, and other claims. The original case, captioned Norit Americas, Inc. v. ADA-ES, Inc., ADA Environmental Solutions, LLC, John Rectenwald, Stephen D. Young, Crowfoot Development, LLC, Red River Environmental Products, LLC, Underwood Environmental Products, LLC, Morton Environmental Products, LLC f/k/a Bowman Environmental Products, LLC, Cause No. 08-0673, was filed in the 71st Judicial District Court for Harrison County, Texas. Norit was seeking monetary damages under various legal theories, attorneys’ fees, and injunctive relief to prevent us or any related entity or third party from using Norit’s alleged trade secrets or other Norit intellectual property related to AC manufacturing. As previously reported, after more than a year of litigation in Texas and the filing of cross motions to compel arbitration of all or some of the claims pending between the parties, the parties agreed to resolve all claims between them in an arbitration in Atlanta, Georgia before a panel of three arbitrators (the “Panel”) under the rules of the American Arbitration Association. In the course of the arbitration, the ADA Defendants and Norit filed statements of claims which added additional claims against each other arising out of their former business relationship including a claim by Norit against ADA for breach of a non-solicitation provision in a Market Development Agreement (“MDA”), to which ADA and Norit were parties from 2001 until 2006.

On April 8, 2011, the Panel issued an interim award holding ADA liable for approximately $37.9 million in damages for breach of the non-solicitation provision of the MDA (the “Non-Solicitation Award”), and further holding ADA jointly and severally liable together with other ADA Defendants for payment of a royalty of 10.5% of Gross Revenues (as defined) for the three years beginning in mid-2010, and then 7% of Gross Revenues (as defined) for the following five years (the “Running Royalty Award”) on certain sales of AC from the production facility owned by Red River. The Running Royalty Award does not require payment of royalties on the sales of AC described in the Non-Solicitation Award. Norit and the ADA Defendants had disputed whether the Running Royalty Award set forth in the Interim Award would apply to AC treated, but not manufactured, using certain of Norit’s trade secrets (the “Treated AC”).

Following issuance of the interim award, Norit submitted a claim to the Panel to recover approximately $13 million in attorneys’ fees and costs allegedly incurred on claims on which Norit had prevailed (“Norit’s Cost Claims”). Norit also requested that the Panel impose restrictions on the use and disclosure of its alleged trade secrets, as well as restraints on the disposition of the ADA Defendants’ assets both to secure the payment of obligations imposed by a final award, and to restrain the disposition of the ADA Defendants’ and ECP’s interests in the AC production facilities incorporating Norit’s trade secrets. The ADA Defendants contested Norit’s Cost Claims and the additional restrictions and restraints sought by Norit.

In addition, in December 2009, Norit International, the Dutch parent of Norit, filed a petition with the Almelo District Court in the Netherlands requesting that the court conduct preliminary witness examinations into possible breaches of a confidentiality agreement we signed with Norit International in 2005 as part of due diligence for a potential acquisition of Norit’s AC business (the “Netherlands Action”). These alleged breaches of the 2005 confidentiality agreement were also the subject of the arbitration.

Norit also had claims pending against ECP in a lawsuit filed in New Jersey Superior Court arising out of ECP’s involvement and ownership in the AC JV Entities (the “New Jersey Action”).

Settlement Terms

The Settlement Agreements settled the Norit Litigation, including the Non-Solicitation Award, administrative aspects of the Running Royalty Award, Norit’s Cost Claims, the New Jersey Action and the Netherlands Action. The ADA Settlement Agreement provides for the following payments:

•	A lump-sum payment of $33 million to Norit which ADA made on August 30, 2011 (the “Initial Settlement Payment”); and

•

Payment to Norit by ADA of the sum of $7.5 million (the “Final Damage Award”) over the three-year period commencing on August 29, 2012, payable in three installments without interest of $2.5 million. To secure our obligation to pay this sum, Norit is entitled to obtain a stipulated judgment in Colorado District Court, and we and Norit will enter into a Forbearance Agreement pursuant to which Norit agreed to forbear from collecting on the judgment so long as we timely make the payments on the Final Damage Award.

Pursuant to the Settlement Agreements, the parties have resolved their dispute regarding royalties payable on Treated AC voluntarily and asked the Panel to amend the Running Royalty Award to require ADA and other ADA Defendants to pay a royalty of 7% for the first three years and 5% for the following five years on Gross Revenues (as defined) for such Treated AC, in addition to the Running Royalty Award percentages described above. The obligation to pay Norit the running royalties pursuant to the Running Royalty Award is a joint and several obligation among ADA and certain AC JV Entities. ADA paid Norit $819,000 on October 28, 2011 for royalties that accrued with respect to all sales of AC from commencement of operations at the AC facilities through June 30, 2011. Future payments of amounts due under the Running Royalty Award for each quarter will be payable three months after such quarter ends. Currently however, as between ADA and certain AC JV Entities, there is a dispute concerning the extent to which ADA must reimburse those AC JV Entities for any running royalties paid by them to Norit. In the Settlement Agreement, Norit consented to any transfer or relinquishment by ADA of its interest in the AC JV Entities to ECP and/or one or more of the AC JV Entities.

The Settlement Agreements include full and complete mutual releases and bars to any claims and potential claims, past, present or future, known or unknown, that the parties or any related person, employee or agent brought or could have brought as part of the Norit Litigation, other than claims that may occur in the future for breach of the Settlement Agreements or the Stipulated Final Awards and claims between ADA, on the one hand, and the AC JV Entities and ECP, on the other hand.

The Stipulated Final Awards issued by the Panel on October 18, 2011 endorse and affirm the Settlement Agreements as outlined above. The appropriate parties have also filed or are in the process of filing papers with each court or body in which actions comprising the Norit Litigation are ongoing, asking the court to enter stipulations and orders of dismissal as to the pending action in that court.

Item 5.	Other Information

Resignation of John Eaves and appointment of Robert Shanklin to the Board of Directors of the Company

On November 10, 2011, Mr. John Eaves resigned from the Board of Directors of ADA (the “Board”), effective immediately, and pursuant to the 2003 Subscription and Investment Agreement with Arch Coal, we appointed Robert E. Shanklin as a director of ADA and member of the Nominating and Governance Committee of the Board.

Mr. Shanklin is the Vice President – Coal Technology of Arch Coal, a public company headquartered in St. Louis, Missouri (NYSE: ACI) and one of the nation’s largest and most efficient coal producers. Under the 2003 Subscription and Investment Agreement with Arch Coal, we agreed to make available one seat on the Board for an Arch Coal designee and to vote all shares and proxies management and the Company are entitled to vote in favor of such designee for so long as Arch Coal continues to hold at least 100,000 shares of our common stock.

Mr. Shanklin also serves on the boards of directors for two privately held companies of which Arch Coal is an investor. Prior to his time with Arch Coal, he served as Vice President Marketing & Development for Aquila, Inc. in Kansas City, Missouri. He also held various leadership positions with subsidiaries of Aquila, Inc. Mr. Shanklin holds a B.S. degree in Electrical Engineering from Kansas State University and an M.B.A. degree from the University of Missouri, Kansas City.

Mr. Shanklin has no economic interest in any related party transactions between ADA and Arch Coal. Mr. Shanklin will abstain from voting on these transactions. Mr. Shanklin does not have any family relationship with any of ADA’s directors or executive officers or any persons nominated or chosen by ADA to be a director or executive officer.

Any compensation due to Mr. Shanklin for his duties as director will be paid directly to Arch Coal.

Amendment and Restatement of Refined Coal Activities Supplemental Compensation Plan

On November 9, 2011, the Compensation Committee of our Board approved a draft of an Amended and Restated Refined Coal Activities Supplemental Compensation Plan (the “RC Plan”), which amends and restates the original RC Plan that was adopted on April 20, 2010. During the quarter ended June 30, 2011, management booked an estimate of incentive bonus under the original plan in connection with the sale of the 15% equity interest in Clean Coal to an affiliate of GS for $30 million on May 12, 2011 (the “GS transaction”). We amended and restated the RC Plan to clarify the “Revenue” and “Expense” components that are used in arriving at the “Net Contribution Margin” from which the “Incentive Pool” to be distributed under the RC Plan is derived which resulted in management reversing its previously recorded accrual related to the GS transaction. The RC Plan provides for the creation of a fund equal to seven percent (7%) of the “Net Contribution Margin” (as defined), on a cash received basis, resulting from the Company’s “Refined Coal Activities” (as defined). As of this time, Refined Coal Activities include only the activities being carried out through Clean Coal, although the Compensation Committee can designate other activities as “Refined Coal Activities” under the RC Plan. Three percent of the Net Contribution Margin (i.e., 42.85% of the Incentive Pool) will be paid to the Company’s Chief Executive Officer, Dr. Michael Durham, and four percent of the Net Contribution Margin (i.e., 57.15% of the Incentive Pool) will be paid to eligible RC Plan participants (consisting of employees, contractors and consultants of the Company) who will be chosen annually by Dr. Durham following the end of each fiscal year, based on their contributions to our Refined Coal Activities during the prior fiscal year. The Net Contribution Margin from which the Incentive Pool is paid is to be based on full cost accounting from the start of the activity contributing revenue to the fund, and revenue from any given customer is to be included in the RC Plan for three years from the date revenue is first received from the customer. The amount available for distribution under the Plan is to be calculated and paid annually following the close of each fiscal year. We also amended the RC Plan to add “Claw-Back Rights” pursuant to which we will be entitled to a return of amounts paid out under the RC Plan if we are required to refund any of the Revenue from which a compensation bonus was paid out under the RC Plan. We expect the RC Plan to be finalized in the next few weeks in substantially the form approved by the Compensation Committee.

Approval of Bonus Award for Completion of Clean Coal Solutions, LLC Equity Sale

On November 9, 2011, the Compensation Committee of our Board approved a one-time discretionary bonus of $1 million as a reward for completion of the GS transaction. Out of the $1 million, our Chief Executive Officer Dr. Michael Durham will be paid $300,000, $300,000 will be paid to a consultant of the Company who has been instrumental in connection with the activities of Clean Coal, and the balance will be paid to other Company employees, contractors and consultants as determined by Dr. Durham. To the extent possible, Dr. Durham and Company employees will be paid through the issuance of the Company’s common stock into its 401(k) Plan with the remainder paid directly in cash. The terms of the bonus awards require the recipients to return a proportional amount of the funds they receive in the event we are required to refund any part of the amount we received in the GS transaction.

Entry into Office Building Lease Agreement

On November 9, 2011, we entered into an Office Building Lease Agreement (the “Lease Agreement”) with Ridgeline Technology Center, LLC for our lease of approximately 30,000 square feet in the Ridgeline Technology Center B in Highlands Ranch, Colorado.

The term of the Lease Agreement is for 84 months commencing on March 1, 2012. We have two options to extend the term of the Lease Agreement for an additional 60 months each at prevailing fair market rental rates at the times of the extensions. Initial rent will be approximately $27,000 per month, with annual escalations of 2.5% per year. The Lease Agreement is a triple net lease, meaning we will pay our pro rata share of property expenses, taxes, insurance and other costs. The landlord has agreed to provide us with a one-time tenant improvement allowance in an amount up to $478,256. The Lease Agreement contains customary representations, warranties and covenants by us and the landlord.

Item 6.	Exhibits

10.88	Settlement Agreement by and among ADA-ES, Inc., ADA Environmental Solutions, LLC, Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V dated August 29, 2011.

10.89	The First Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC dated September 9, 2011.

10.90	The Omnibus Amendment and Reaffirmation Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated September 9, 2011.

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

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

ADA-ES, Inc.
Registrant

Date: November 14, 2011	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: November 14, 2011	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX

10.88	Settlement Agreement by and among ADA-ES, Inc., ADA Environmental Solutions, LLC, Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V. dated August 29, 2011.

10.89	The First Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC dated September 9, 2011.

10.90	The Omnibus Amendment and Reaffirmation Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated September 9, 2011.

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.