Form 10-K/A
period 2011-12-31
ADA-ES INC
filed 2012-04-30
CIK 1223112

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

ADA-ES, Inc. (the “Company” or “ADA”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2012, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of our fiscal year ended December 31, 2011. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated to correct the numbering and references in the footnotes to the Exhibit Index and to include as exhibits new certifications by our principal executive officer and principal financial officer, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the company’s other filings with the SEC.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board currently consists of 9 directors. The following table sets forth certain information as to each current director of the Company:

Name	Age	Position and Offices	Director Since
Robert N. Caruso	60	Director, Chairman of the Compensation Committee, Member of the Nominating and Governance Committee	2006

Michael D. Durham	62	Director, President and Chief Executive Officer	2003

Derek C. Johnson (2)	51	Director, Member of the Audit and Nominating and Governance Committees	2006

Ronald B. Johnson	80	Director, Member of the Audit and Compensation Committees	2003

W. Phillip Marcum (3)	68	Chairman of the Board of Directors, Member of the Compensation and Nominating and Governance Committees	2008

Robert E. Shanklin (1)	40	Director, Member of the Nominating and Governance Committee	2011

Mark H. McKinnies	60	Director, Senior Vice President, Chief Financial Officer and Secretary	2003

Jeffrey C. Smith	60	Director, Chairman of the Nominating and Governance Committee and Member of the Compensation Committee	2003

Richard J. Swanson (4)	76	Director, Chairman of the Audit Committee, Member of the Compensation Committee	2006

(1)	Mr. Shanklin is the Vice President of Coal Technology of Arch Coal, Inc., a public company located in St. Louis, Missouri (NYSE: ACI). The initial appointment of Mr. Shanklin to our Board was made pursuant to a 2003 Subscription and Investment Agreement with Arch Coal, Inc. whereby our management agreed to make available one seat on the Board for an Arch Coal designee and to vote all shares and proxies they are entitled to vote in favor of such designee for so long as Arch Coal continues to hold at least 100,000 shares of our common stock.
(2)	Mr. Johnson has served as a director of Qualmark Corporation, a public company (OTC.PK: QMRK), since 2008.
(3)	Mr. Marcum has served as a chairman of the board of Applied Natural Gas Fuels, Inc., a public company located in Westlake Village, California (OTC: AGAS) since 2008. He has served as a director of Key Energy Services, Inc., a public company located in Houston, Texas (NYSE: KEG) since 1996 and Recovery Energy, Inc., located in Denver, Colorado (NASDAQ: RECV) since July 2011.

(4)	Mr. Swanson has served as a director and Audit Committee Chairman of Ascent Solar Technologies, Inc., a public company located in Thornton, Colorado (NASDAQ: ASTI) since January 2007.

Other than as set forth in footnote above with respect to Mr. Shanklin, there are no arrangements or understandings between any directors or executive officers and any other person or persons pursuant to which they were selected as directors or executive officers.

EXPERIENCE AND QUALIFICATIONS OF DIRECTORS

Set forth below is a brief biographical description of each of our directors. The primary individual experience, qualifications, attributes and skills of each of our directors are also described in the following paragraphs. Each of the directors has other key attributes that are critical to the composition of an effective Board: integrity and demonstrated impeccable ethical standards, sound judgment, analytical skills, the ability to work together in a constructive and collaborative fashion and the commitment to devote significant time and energy to service on the Board and its Committees.

Mr. Caruso currently serves as a managing partner of B/3 Management Resources, LLC, a management consulting and technical services firm, and has held that position since 1988. Mr. Caruso also serves as President of Design Net Engineering, LLC, an aerospace engineering company with which he has been affiliated since 2006. Mr. Caruso has also served as Vice President of IngeniumCare, LLC, a developer of remote healthcare monitoring systems, since 2003. From 1999 to 2001, Mr. Caruso was Vice President and General Manager of Applied Science & Technology, a public company at the time, providing reactive gas processing systems and specialty power sources to the semiconductor and medical equipment markets. Previously, Mr. Caruso was an executive officer of a division of Adolph Coors Company and held several management positions with the Aluminum Company of America (ALCOA). From June 2008 to April 2010, Mr. Caruso served as Chairman of the Board of American Shipping Company ASA, a Norwegian company with U.S. operations based in Philadelphia, PA (OSL:ASMC). Mr. Caruso has a B.S. in Engineering Mechanics and B.A. in General Arts and Sciences from Pennsylvania State University and an MBA from Wayne State University. Mr. Caruso served as Chairman of the Nominating and Governance Committee from January 1 to October 13, 2010 and has served as Chairman of the Compensation Committee since October 13, 2010. He has been a director of the Company for over five years.

Director Qualifications:

•

Leadership Experience – Managing Partner of B/3 Management Resources, LLC; President of Design Net Engineering, LLC; Vice President of IngeniumCare, LLC; Vice President and General Manager of Applied Science & Technology; Executive Officer of a division of Adolph Coors Company; Management Positions with ALCOA; Chairman of the Board of American Shipping Company ASA; Director of ADA-ES; MBA from Wayne State University.

•

Industry Experience – Officer and Senior manager at large industrial companies of technical projects including engineering product and manufacturing systems at the entities and in the capacities described above. Currently, an entrepreneur and executive in the aerospace and medical equipment industries.

Dr. Durham was a co-founder in 1985 of ADA Technologies, Inc., an Englewood, Colorado private company which contracts to the federal government and others for development of emission technologies. ADA Environmental Solutions, LLC, our wholly owned subsidiary, was originally spun-out of ADA Technologies in 1996. Dr. Durham has been President, CEO and a director of the Company since 2003 and President of ADA Environmental Solutions, LLC since its formation in 1996. In 2009, Dr. Durham served as a manager of ADA Carbon Solutions, LLC (“ADA-CS”), a former joint venture of ADA-ES with Energy Capital Partners I, LP and its affiliated funds. Dr. Durham has a B.S. in Aerospace Engineering from Pennsylvania State University, an M.S. and Ph.D. in Environmental Engineering from the University of Florida and an Executive MBA from the University of Denver. Dr. Durham is a member of the Board of the American Coal Council, a trade association of companies that sell, use and provide services related to coal, a Board member and officer of the Institute of Clean Air Companies, a trade association of companies that provide equipment to measure and control air pollution, and was appointed a member of the National Coal Council, which advises the Secretary of Energy on coal-related issues. He has been a director of the Company for over eight years.

Director Qualifications:

•

Leadership Experience – President, CEO and a director of ADA-ES since 2003; Co-founder of ADA Technologies Inc.; President of ADA Environmental Solutions, LLC; Manager of ADA-CS; Executive MBA from the University of Denver.

•

Industry Experience – M.S. and Ph.D. in Environmental Engineering from the University of Florida; Member of the Board of American Coal Council; Board member and officer of the Institute of Clean Air Companies; Member of the National Coal Council. Senior manager of technical projects and intellectual property development at the entities and in the capacities described above.

Mr. Derek Johnson serves as the President of Fusion Specialties, a specialty supplier to the retail industry, and has held that position since September 2009 and previously from November 2005 to October 2008. Mr. Johnson previously served as the Vice President of new business development for Kennametal, a public company based in Pittsburgh, PA, a global provider of metalworking solutions using tungsten carbide inserts. Mr. Johnson held this position from October 2008 to August 2009. Since 2008, Mr. Johnson has served as a Director of Qualmark Corporation (OTC.PK: QMRK), a company that designs, manufactures, and markets proprietary equipment that rapidly and efficiently exposes product design and manufacturing-related defects for the purpose of improving product quality and reliability. From 1984 to 2005, Mr. Johnson was employed in various positions, including as President and Chief Operating Officer, by CoorsTek, a manufacturer of technical products, supplying critical components and assemblies for mining, automotive, semiconductor, aerospace, electronic, power generation, telecommunication and other high-technology applications on a global basis. He has a Higher National Certificate from Kirkcaldy College in Scotland and an Executive MBA from the University of Denver. Mr. Johnson has been a director of the Company for over five years.

Director Qualifications:

•

Leadership Experience – President of Fusion Specialties; Vice President of Kennametal; Director of Qualmark Corporation; President and Chief Operating Officer of CoorsTek; Executive MBA from the University of Denver.

•	Industry Experience – Senior management and experience in the development and manufacturer of technical products in diverse international markets at the entities and in the capacities described above.

Mr. Ronald Johnson has been involved in all phases of the chemical industry, including production, compounding and distribution in domestic and international markets, for 50 years. He held a marketing position in strategic planning with DuPont, a global provider of a wide range of innovative products and services, in its Industrial and Biochemical Department; Gamlen Chemical, an international compounding company as manager of worldwide development; and Univar, a large global chemical distributor from 1968 to 1984.

He served as a Board member of Charter National Bank and Trust from 1998 to 2002. Mr. Johnson also served on the Board of Earth Sciences, Inc. from 1999 to 2003. Mr. Johnson has been President of Twin-Kem International, Inc., a distributor of agricultural and industrial chemicals, since 1984, and President of ExecuVest, Inc., an oil & gas exploration company, since 1987. Mr. Johnson was Chairman of the Compensation Committee from January 1 to October 13, 2010. He has been a director of the Company for over eight years.

Director Qualifications:

•

Leadership Experience – Strategic planning position with DuPont; Manager at Gamlen Chemical and Univar. Board member of Charter National Bank and Trust, Earth Sciences, Inc. and ADA-ES; Chairman of ADA-ES Compensation Committee; President of ExecuVest, Inc. and Twin-Kem International, Inc.

•	Industry Experience – Over 50 years of domestic and international experience in the industrial chemicals market at the entities and the capacities described above.

Mr. Marcum was appointed a director of the Company in January 2008. Mr. Marcum has served as a chairman of the board of Applied Natural Gas Fuels, Inc., a liquefied natural gas producer based in Westlake Village, California (OTC: AGAS) since 2008. He has served as a director of Key Energy Services (NYSE: KEG), an oilfield services company based in Houston, Texas, since 1996. Prior to his appointment to the Board of Key Energy Services, he was the non-executive Chairman of the Board of WellTech, Inc., an energy production services company, from 1994 until March 1996, when WellTech was merged into Key Energy Services. In July 2011, Mr. Marcum was appointed as a director of Recovery Energy, Inc., a Denver, Colorado-based oil and gas company. From January 1991 to April 2007, Mr. Marcum was Chairman of the Board, President and Chief Executive Officer of Metretek Technologies, Inc., currently known as PowerSecure International (NASDAQ: POWR), which develops energy and smart grid solutions for electric utilities, and their commercial, institutional, and industrial customers. He retired in April 2007. Mr. Marcum has been a principal in MG Advisors, LLC since April 2007. He holds a bachelor’s degree in Business Administration from Texas Tech University. Mr. Marcum has served as Chairman of the Board since June 2009. He has been a director of the Company for over three years.

Director Qualifications:

•

Leadership Experience – Chairman of the Board of Applied Natural Gas Fuels; Director of Key Energy Services; Director of Recovery Energy; Non-executive Chairman of WellTech; Chairman, President and CEO of Metretek Technologies; Chairman of the Board of ADA-ES.

•	Industry Experience – Extensive experience in oil and gas development stage and public companies at the entities and in the capacities described above.

Mr. McKinnies has served as our Chief Financial Officer and Secretary since 2003 and was appointed as Senior Vice President in September 2005. Mr. McKinnies was employed by Earth Sciences from 1978 through 2000. A CPA, Mr. McKinnies worked for Peat, Marwick, Mitchell & Co., a national accounting firm, before commencing employment at Earth Sciences in 1978. Mr. McKinnies holds a bachelors degree in Accounting from the University of Denver. He has been a director of the Company for over eight years.

Director Qualifications:

•	Leadership Experience – Senior Vice President, Chief Financial Officer and Director of ADA-ES; Former Manager of ADA-CS and Clean Coal.

•	Industry Experience – Served in various capacities at Earth Sciences (the predecessor of ADA-ES) and at ADA-ES for over 30 years.

•	Finance Experience – CPA and worked at the national accounting firm Peat, Marwick, Mitchell & Co; Accounting degree from University of Denver; CFO of ADA-ES.

Mr. Shanklin joined Arch Coal, a public company headquartered in St. Louis, Missouri (NYSE: ACI) and one of the nation’s largest and most efficient coal producers, in June 2007 as Vice President of Coal Technology. He also serves on the boards of directors for two privately held companies of which Arch Coal is an investor. Prior to his time with Arch Coal, Mr. Shanklin served as Vice President of Marketing & Development for Aquila, Inc. in Kansas City, Missouri. He also held various leadership positions with subsidiaries of Aquila, Inc., including President and Chairman of Aquila Merchant Services. Mr. Shanklin was recently selected as a 2010 Eisenhower Fellow. He holds a B.S. degree in Electrical Engineering from Kansas State University and an M.B.A. degree from the University of Missouri, Kansas City. Mr. Shanklin has been a director of the Company for less than one year.

Director Qualifications:

•	Leadership Experience – Vice President of Coal Technology for Arch Coal, Inc. and various positions in energy project development and asset and commodity management with Aquila Inc.

•

Industry Experience – In his capacity as Vice President of Arch Coal, understands coal industry and market and related coal industry product development as well as international markets, which the company plans to pursue. Arch Coal serves many of the same customers as ADA-ES.

Mr. Smith was appointed a director of the Company in August 2003. He has unique experience with the air pollution control industry, the industry in which the Company operates, which has given him keen insight into clean air rules, as well as market dynamics and corporate decision-making within the industry. For over 17 years, as the Executive Director of ICAC, he led strategy discussions on government affairs with top management of scores of companies in the air pollution control industry. He has testified over ten times before the U.S. Congress and dozens of times before state clean air regulators. He has also written testimony on nearly 100 proposed clean air rules. He has spoken at conferences (often as the keynote speaker) focused on clean air rules and policy. Most of these national and international conferences were sponsored by organizations of industrial and utility companies who purchase air pollution controls. He is the author of over a dozen articles on clean air policy, and has been quoted widely in clean air trade journals, as well as The Washington Post, New York Times, and Wall Street Journal. Early in his career Mr. Smith served as an appellate litigation attorney for the U.S. Environmental Protection Agency, for which he received two special bonus awards for negotiation and brief-writing in matters involving the utility and coal industries. Mr. Smith also was a founder and acted as managing partner in ESI International from 1981 until April 2003. ESI is a consulting company that employs attorneys, engineers and scientists, and ESI’s primary client base is companies in the air pollution control field. After leaving ESI in 2005, Mr. Smith had his own consulting firm, the Law Offices of Jeffrey C. Smith, until December 2009, representing members of the air pollution control industry on government affairs. He retired in 2010. Mr. Smith holds a B.A., magna cum laude, in economics from Duke University, where he was elected to Phi Beta Kappa. He also has a J.D. from The University of Michigan Law School. Mr. Smith is chairman of the Nominating and Governance Committee, a position he has held since October 13, 2010. He served on the Company’s audit committee from January 1 to October 13, 2010 and as our Chairman of the Board from March 2006 until June 2009. Mr. Smith has been a director of the Company for over eight years.

Director Qualifications:

•	Leadership Experience – Executive Director of ICAC; Founder and Managing Partner of ESI and the Law Offices of Jeffrey Smith; Chairman of ADA-ES.

•	Industry Experience – Extensive and varied experience within the air pollution control industry and author of over a dozen articles on clean air policy.

•	Government Experience – Testified before Congress and state regulators. Appellate litigation attorney for the EPA.

Mr. Swanson was appointed a director of the Company in July 2006. Mr. Swanson has been an advisor and performance coach to CEOs and business owners in Colorado for 15 years through an affiliation with Vistage International, Inc. (formerly the Executive Committee), the world’s leading CEO membership organization. Previously he was with Accenture, an international consulting firm, was the CFO of the Denver Regional Transportation District (“DRTD”), a $200 million company, and was the founder and president of Real Estate Associates, Inc. (“REA”), a commercial real estate investment and development company in Denver, Colorado. He has accomplished corporate turnaround projects, has served on a number of private company boards, and is also a director and Audit Committee Chairman of Ascent Solar Technologies Inc. (NASDAQ: ASTI), a developer and manufacturer of solar technology. He has a B.A. in History from the University of Colorado and an MBA from Harvard Business School. Mr. Swanson is Chairman of the Audit Committee. He has been a director of the Company for over five years.

Director Qualifications:

•

Leadership Experience – Advisor and performance coach to CEO’s and business owners in Colorado for 15 years through an affiliation with Vistage International, Inc.; CFO of the DRTD and founder and president of REA; MBA from Harvard Business School; Director and Audit Committee Chairman of ADA-ES and Ascent Solar Technologies Inc.

•	Finance Experience – Consultant at Accenture and experience in the senior finance positions at the entities and the capacities described above.

No family relationship exists between any directors or executive officers.

CORPORATE GOVERNANCE

Board Meetings and Committees

Our Board is responsible for establishing broad corporate policies and monitoring the overall performance of the Company. However, in accordance with corporate legal principles, the Board is not involved in day-to-day operating matters. Members of the Board are kept informed of the Company’s business by participating in Board and committee meetings, by reviewing analyses and reports sent to them weekly and monthly, and through discussions with the President and other officers.

The Board of Directors met eight times in 2011. At each of the Board of Directors meetings the independent directors were polled to determine if they believed an Executive Session was needed. On four occasions such sessions were held where management of the Company was excluded. Both the Audit and Nominating and Governance Committees met five times in 2011. The Compensation Committee met eight times in 2011. All of the directors were present for more than 75% of the meetings of the Board of Directors and the committees of which they were members held during their individual terms.

Audit Committee

Our Board has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which consists of Messrs. Derek Johnson, Ronald Johnson and Richard Swanson. Mr. Swanson serves as the chairman of the Audit Committee. Our Board has determined that Mr. Swanson is an Audit Committee Financial Expert. Mr. Swanson is “independent” as that term is used in the listing requirements for the NASDAQ Stock Market, and a brief listing of his relevant experience is stated in his biography above under the caption entitled “Experience and Qualifications of Directors.”

The role and functions of the Audit Committee are set out in the Audit Committee Charter, as amended, originally adopted by the Company’s Board and most recently amended on September 22, 2005. The role of the Audit Committee is one of oversight of the services performed by the Company’s independent registered public accounting firm and internal audit consultants, evaluating the Company’s accounting and financial reporting processes, system of internal controls and audits of our financial statements. The Audit Committee’s functions include the following: reviewing and assessing the Audit Committee Charter annually; overseeing the Company’s compliance with legal, ethical and regulatory requirements; overseeing the Company’s processes to identify and manage business and financial risk; appointing, approving the compensation of and reviewing the Company’s relationships with its independent registered public accounting firm and/or other auditors and assessing the impact such relationships may have on the auditors’ objectivity and independence; taking other appropriate action to oversee the independence of the outside auditors; reviewing and considering the matters identified in Statement on Auditing Standards No. 61 with the outside auditors and management; reviewing and discussing the Company’s financial statements and report on internal control with the outside auditors and management; recommending whether the Company’s audited financial statements should be included in the Company’s Form 10-K for filing with the

Securities and Exchange Commission (“SEC”); and reporting to the Board on all such matters. In performing its oversight function, the Audit Committee relies upon advice and information received in its discussions with the Company’s management and independent registered public accounting firm.

Shareholder Communications to Directors

Any shareholder may communicate directly with the Board (or any individual director) by writing to the Chairman of the Board, ADA-ES, Inc., 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, Colorado 80129 or by emailing the Board through the “Contact the Board” link on our website at www.adaes.com. Any such communication should state the number of shares beneficially owned by the shareholder making the communication. Provided that such communication addresses a legitimate business issue, the Company or the Chairman will forward the shareholder’s communication to the appropriate director. For any communication relating to accounting, auditing or fraud, such communication will be forwarded promptly to the Chairman of the Audit Committee.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to our officers, directors and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or other persons performing similar functions, which includes a code of ethics as defined in Item 406(b) of SEC Regulation S-K. A copy of our Code of Ethics and Business Conduct, which was most recently amended on October 18, 2011, is available on our website at www.adaes.com. We intend to disclose any amendments to certain provisions of our Code of Ethics and Business Conduct, or waivers of such provisions granted to executive officers and directors, on our website.

Board Leadership Structure and Role in Risk Oversight

We have a policy of keeping the roles of Chief Executive Officer and Chairman of the Board separate, and the roles are currently filled by two different individuals. We believe this arrangement is appropriate as it recognizes the distinction between the role played by the Chief Executive Officer, which is a position being more heavily oriented towards day-to-day management, while the Chairman’s functions as an independent director whose role is to oversee the Board of Directors and is also able to participate in and chair executive sessions of the Board.

The Board has designated the Audit Committee to take the lead in overseeing risk management, and the Audit Committee periodically reports to the Board regarding briefings provided by management and advisors as well as the Committee’s own analysis and conclusions regarding the adequacy of the Company’s risk management processes. In addition to this compliance program, the Board encourages management to promote a corporate culture that incorporates risk management into the Company’s strategy and day-to-day business operations. The Board and management, including our Vice President and Corporate Counsel, continually work together to assess and analyze our most likely areas of risk.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms filed or received by us, or written representations from the reporting persons, each Executive Officer filed two late reports, each of which contained one transaction not reported on a timely basis other than one that was a late Form 3 filing.

EXECUTIVE OFFICERS

Information concerning our executive officers who are not directors is provided below. See above for information regarding Dr. Durham and Mr. McKinnies, who are also directors.

Name	Age	Positions and Offices

Christine B. Amrhein	50	Vice President and Corporate Counsel

C. Jean Bustard	54	Chief Operating Officer

Cameron E. Martin	54	Vice President Emissions Control Systems

Richard L. Miller	58	Vice President Business Development

Richard J. Schlager	60	Vice President Technology Services Division

Sharon M. Sjostrom	45	Chief Technology Officer

Each of the officers named above serves at the pleasure of the Board.

Ms. Amrhein became Vice President and Corporate Counsel of the Company in July 2011. Prior to her appointment, Ms. Amrhein served as Vice President – Associate General Counsel of The TriZetto Group, Inc. since 2008. From 2003 through 2008, Ms. Amrhein was Senior Counsel of First Data Corporation. From 1989 through 2003, Mr. Amrhein had various legal and business roles with The Timken Company. Ms. Amrhein currently serves as the Co-Chair of the Transactions Practice Committee of the Colorado Chapter of the Association of Corporate Counsel. Ms. Amrhein holds a B.A. degree from Allegheny College, an M.A. degree from the University of Exeter and a J.D. degree from the University of Pittsburgh School of Law. Ms. Amrhein also completed the Executive Program at the University of Virginia Darden School of Business.

Ms. Bustard was appointed Chief Operating Officer of the Company in June 2004. She was appointed Manger of Clean Coal Solutions, LLC, our consolidated subsidiary, in January 2012. Ms. Bustard served as Interim President of ADA-CS from October 2008 through September 2010 and served as a member of its Board of Managers from October 2008 through November 2011. Prior to her appointment as COO, she served as Executive Vice President of ADA Environmental Solutions, LLC, our wholly-owned subsidiary, beginning with its formation in 1996. Ms. Bustard was employed by ADA Technologies from 1988 through 1996. Ms. Bustard holds a B.S. in Physics Education from Indiana University, an M.A. in Physics from Indiana State University and an Executive MBA from the University of Colorado.

Mr. Martin was appointed Vice President Emissions Control Systems of the Company in December 2007. Prior to that appointment he served the Company as a Director of Mercury Control since 2003, Director of Engineering since 1997 and Project Manager in 1996. Mr. Martin has a B.S. in Environmental Science from West Virginia University.

Mr. Miller has served as our Vice President Business Development since January 2011. Prior to that appointment he served as Vice President Business Development of Utility Systems from November 2005 to December 2010. He was previously employed by Hamon Research-Cottrell (HRC), a major provider of air pollution control technology solutions for utilities, refineries and other industries serving the North American market, from 1990 to November 2005, most recently as Vice President of Sales with primary responsibility in Particulate and Mercury Control Technologies. Prior to 1989, Mr. Miller was employed by Buell/General Electric Environmental Services, Inc. (now a part of Marsulex, Inc. and also Fisher-Klosterman, Inc., a CECO Environmental Company), in various technical and sales positions with direct responsibility for all fabric filter technologies. Mr. Miller currently serves as Co-Chair of ICAC’s Mercury Control division and has previously served as Chairman of ICAC’s Fabric Filter Division. Mr. Miller has an A.A.S. in Marine Science Technology from Southern Maine University, a B.S. Degree in Management from Lebanon Valley College and an Executive MBA from Colorado Technical University.

Mr. Schlager was appointed as our Vice President of Technology Services Division in August 2010. Prior to that appointment he serviced as Vice President of Administration of the Company since August 2007, served as the Vice President, Contract Research and Development from 2000 to 2007 and was employed by ADA Technologies from 1989 until that time. Mr. Schlager holds a B.S. in Chemistry and an M.S. in Metallurgical Engineering from the Colorado School of Mines.

Ms. Sjostrom has served as our Chief Technology Officer since January 2011 and served as Vice President of Technology from January 2007 to December 2010. Previously she served the Company as Director, Technology Development since 2003 when we acquired her company EMC Engineering, LLC, an engineering services company, where she served as President since 2002. From 1998 until September 2002, Ms. Sjostrom served as Director of Emissions Control for Apogee Scientific,

LLC, a provider of advanced engineering and environmental technologies. Ms. Sjostrom has a B.S. in Mechanical Engineering from Colorado State University, an M.S. in Mechanical Engineering from the California Institute of Technology and an Executive MBA from the University of Denver.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Committee

Our Board has appointed a Compensation Committee consisting of Messrs. Caruso, Ronald Johnson, Marcum, Smith and Swanson. Mr. Caruso serves as the chairman of the Compensation Committee. The responsibilities of the Compensation Committee, as set forth in the Compensation Committee Charter, most recently amended on July 11, 2011, include reviewing our executive compensation programs to analyze their alignment with attracting, retaining and motivating our executive officers to achieve our business objectives; establishing annual and long-term performance goals for our executive officers and evaluating their performance in light of such goals, reviewing and making recommendations concerning our long-term incentive plans and shareholder proposals related to compensation and administering our equity-based and employee benefit plans. See “Executive Compensation” below for additional information.

EXECUTIVE COMPENSATION

Our philosophy for executive compensation is set forth in a document entitled “Amended and Restated ADA-ES Executive Compensation Plan” (the “EC Plan”) which was adopted by the Compensation Committee of the Board on February 22, 2012. The ADA-ES compensation philosophy is designed to support achievement of our company strategies and goals, thereby creating long-term value for our shareholders and customers and ensuring our ability to recruit and retain highly qualified executive employees. The EC Plan will:

•	Employ a process that fully complies with all legal, regulatory and disclosure requirements.

•	Support our company’s vision, mission, strategy, and values in the long-term best interests of our shareholders.

•	Require Board approval of the philosophy underlying executive compensation and periodic reports on the program’s adherence to these guidelines.

•

Vest in the Compensation Committee responsibility for oversight, implementation and administration of executive compensation and benefits, including the establishment of appropriate measures of materiality which determine those matters that are subject to committee review and approval.

•

Ensure that members of the Compensation Committee, together with their legal counsel and consultants, are independent and do not have a conflict of interest relative to the executive or compensation being reviewed or any related products/services being utilized or considered.

•	Attract and retain the best executive talent and a highly qualified diverse workforce within a non-discriminatory, merit-based compensation program.

•

Utilize external compensation data to benchmark comparable positions in similar industries and companies within our geographical region as one key factor in establishing the competitiveness of our executive salaries, incentives and benefits.

•	Provide internal equity and fairness by considering differences among executive-level job qualification/skill requirements, responsibility/accountability, value creation and performance.

•	Give flexibility to the Compensation Committee to make compensation decisions adaptable to changing business conditions and within budgetary guidelines.

•	Encourage competency-building by linking career development, performance management and compensation rewards.

•	Achieve a performance-driven leadership culture that generates growth, profitability and long-term shareholder value.

•	Provide clear prioritization, focus and measurement on strategic and operational goals with a meaningful link to rewards.

•	Recognize and reward individual and executive-group leadership, innovation, achievement, contribution and excellence.

•	Encourages recruitment, retention, and motivation of outstanding executives so that the organization can achieve its mission and objectives.

•	Include periodic adjustments to pay ranges based upon changes in the marketplace.

The EC Plan applies to the Executive Team, which includes the President/Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, Chief Technology Officer and all Vice Presidents of the Company. Executives become eligible to participate in this plan after completing 12 months of continuous service with ADA-ES. Participation may be modified based on the Board’s approval.

The Compensation Committee establishes the base salary for all executive officers and establishes annual performance incentive metrics. The CEO makes recommendations as to base salary and incentive compensation of all other executive officers to the Compensation Committee. Base salary is defined as ongoing, cash compensation paid bi-weekly based on such factors as job responsibilities, external competitiveness, and the individual’s experience and performance. Pay ranges are set based on the local market for similar positions, with consideration given to regional and national rates of pay for employees serving similar functions in comparable companies. Base salary is typically increased annually based on cost of labor/living increases. In determining appropriate merit increases, we consider the actual market change for various job families in addition to published local CPI-U data. The market change is determined by tracking the year-over-year change in the median rate for a given position or job family using regional salary surveys. ADA-ES attempts to ensure middle market pay for solid performers and consider higher levels of pay for outstanding performers. ADA-ES does not intend to be a market leader in base compensation. A decision to materially increase or decrease compensation would be based on the aforementioned factors. Mountain States Employers Council, a regional compensation consultant (“MSEC”), has been engaged by the Compensation Committee and has assisted with the design and application of the EC Plan, and advised on the appropriateness of incentive levels for executive positions.

On July 27, 2010, the Compensation Committee approved an increase in Dr. Durham’s base salary to $405,000, in Mr. McKinnies’ base salary to $300,000, and in Ms. Bustard’s base salary to $255,000, all to be effective as of January 1,

2011 and increases in the salaries of the Company’s other executive officers effective as of July 1, 2010. On January 12, 2012, the Compensation Committee approved an increase in Dr. Durham’s base salary to $485,000, in Mr. McKinnies’ base salary to $325,000, in Ms. Bustard’s base salary to $275,000 and increases in the salaries of the Company’s other executive officers, all to be effective as of January 1, 2012. These increases were made based upon data provided by MSEC that showed higher salary levels for public company executives. Data considered by the Compensation Committee prior to July 2010 was primarily for private companies.

Annual performance incentives are designed to motivate the management team to achieve critical short-term goals, typically one to two years, which are expected to contribute to the long-term health and value of the organization. Incentives may be paid in cash or equity as determined by the Board. We generally grant restricted stock awards to new executives at the Board meeting following the commencement of employment.

Incentive amounts are set based on organization level and market practices. The performance metrics under the EC Plan focus on specific business objectives set during the first half of each year. Objectives are those metrics which management and the Board determine are most important to the short and long term health and value of the organization. The objectives for 2011 were based on revenues, gross margins, expense ratio, working capital, Refined Coal units placed into service, CO2 Capture projects, and readiness in responding to Maximum Achievable Control Technology (“MACT”) regulations. Potential incentive amounts for 2010 and 2011 performance were established at 50% and 40% of base salary for the CEO and other members of the executive team, respectively.

In 2004, we adopted the Executive Stock Option Plan (the “2004 ESO Plan”) discussed below, and granted all 200,000 options authorized under such plan to our then five executive officers, expecting to utilize the acceleration of vesting of such options, for so long as they are available, as the means to pay any incentive amounts earned by the executive officers pursuant to the EC Plan who are also covered in the 2004 ESO Plan for the following several years. Because the exercise prices of the outstanding options far exceeded our stock price, in early 2009, the Board vested all remaining outstanding stock options including those remaining in the 2004 ESO Plan. We have not granted options to the executive officers who received options under the 2004 ESO Plan since 2004. Our share-based compensation, including options granted under the 2003 Plan and the 2004 ESO Plan, is accounted for at an estimated fair value (See Footnote 1 to the Consolidated Financial Statements included in Item 8 of our Form 10-K for the year ended December 31, 2011).

Summary of vested shares from the 2004 ESO Plan:

	Shares	Option Exercise Price
Shares on January 1, 2005	172,920	—
2005 Vested	38,428	$8.60
2006 Vested	17,258	$8.60
2007 Vested	—	—
2008 Vested	—	—
2009 Vested	117,234	$8.60

Options granted under the 2004 ESO Plan are non-qualified stock options (“NQSO”). The Compensation Committee chose NQSOs as a means to pay any incentive amounts earned by the executive officers pursuant to the EC Plan because it believed such options aligned the interests of the executive officers with the interest of our shareholders, provided potential additional value from appreciation and allowed the recipient to determine the timing of tax consequences from the award. From a practical standpoint, such an approach does not work if the market price of the stock is at or near the option exercise price.

Annual incentive awards under the EC Plan for the CEO and the other executive officers as a group are made by the Compensation Committee in January or February of each year with respect to the previous year’s performance. The CEO has the discretion to allocate the incentive pool set by the Committee to the other executive officers, subject to final approval by the Committee Chairman over such allocations. Annual incentives, if any, are generally planned for payment by February 28th of the calendar year following the incentive period. In December 2011, the Compensation Committee approved payment of incentives under the EC Plan for 2011 performance at 80% of the amounts estimated, with the balance to be paid in the first quarter of 2012 based on final reviewed financial statements for 2011. Incentives paid in cash are subject to payroll taxes and other customary withholdings. These incentives can be deferred and paid to a designated beneficiary, although that has not been the case with any incentives awarded thus far. In early 2011 and 2012 the Compensation Committee approved an incentive award earned by executive officers based on 2010 and 2011 performance, respectively, under the EC Plan with a value of $626,952 and $482,400, respectively, in the aggregate for the CEO and the other executive officers as a group. The Compensation Committee allocated 21% and 28% of the 2010 and 2011 Incentive Awards to the CEO and gave the CEO discretion to allocate the remaining amounts to the other executive officers.

From time to time the Board may recognize exemplary performance of any executive with a cash or stock award. Exemplary performance is performance that the Board determines to have required significant effort and commitment and is determined to have had a significant positive impact on the current or future performance of the organization. No such payments were made in 2010 and 2011 other than the RC Bonus described below.

The use of equity payments, such as using accelerated vesting of options granted under the 2004 ESO Plan, to make incentive payments and the award of stock-based incentives for achieving specific project milestones, is intended to link short-term success to long-term performance and decision making, and to align management and shareholder interests. Payments may be made in shares or options, as determined by the Board, considering accounting and regulatory restrictions, and the financial condition of the Company. The stock portions of the 2011 and the 2010 Incentive Awards are shown below in the Summary Compensation table under the “Stock Awards” column. The cash portions of the 2011 and 2010 Incentive Awards are shown below in the Summary Compensation table under the “Non-Equity Incentive Plan Compensation” column.

Crowfoot Incentive Program for Certain Executive Management

In March 2008, the Compensation Committee and the Board approved an incentive program (the “Crowfoot Incentive Program”) pursuant to the 2007 Plan under which 172,500 shares of ADA-ES common stock were awarded (but not vested) to four of our executive officers and an independent consultant as an incentive for the executives and the consultant to work diligently to attain certain milestones related to progress on the development, construction and operation of an activated carbon production facility (the “Crowfoot Project”). The facility was developed by Red River Environmental Products, LLC, a wholly-owned subsidiary of ADA-CS.

The eligible recipients of awards under the Crowfoot Incentive Program, and the number of shares awarded to each, are as follows: Michael Durham – 57,500 shares, Mark McKinnies – 46,000 shares, C. Jean Bustard – 46,000 shares, Richard Miller – 11,500 shares and Financial Consultant – 11,500 shares. A portion of the shares awarded to each of the recipients “vests” upon attainment of each defined milestone. In no event will the shares attributable to a milestone vest in the recipient if the milestone is not attained by a certain date (unless the milestone due date is extended, as described below).

The milestones under the Crowfoot Incentive Program are as follows:

•	Strategic Partner Plus Promote,

•	Off-Take Contracts,

•	Financial Close,

•	Project Schedule – Plant Start Up, and

•	Commercial Production and Profitability.

Each milestone has a target date by which the milestone is intended to be satisfied. The number of shares that become eligible for vesting diminishes by five percent (5%) of the number committed to a particular milestone for each month after the target date that the milestone remains unsatisfied. Therefore, if a particular milestone remains unsatisfied for twenty months after its target date, no shares will ever vest for that milestone and all shares attributed to that milestone will be eligible for repurchase by the Company for $.01 per share. Each recipient can request that we purchase up to 35% of the shares upon vesting for the fair market value of the shares (as defined in the 2007 Plan) to assist the recipient with tax obligations that may be owing at the time of vesting. The determination as to whether to purchase such shares rests solely in our discretion.

On March 25, 2010, the Compensation Committee amended the Crowfoot Incentive Program to extend the date for attainment of the “Financial Close” milestone. The due date for the Financial Close milestone was extended by 15.5 months from the previous due date as a result of delays in obtaining project financing that we believe were primarily caused by general economic conditions, which the Compensation Committee decided should not penalize the Program grantees.

On October 12, 2010, the Compensation Committee determined that the “Financial Close” and “Project Schedule- Plant Start Up” milestones had been attained, and 95% of the shares of Common Stock dedicated to these Milestones totaling 43,950 vested. The named executive officers whose shares vested as a result of attainment of these milestones are Dr. Michael Durham (15,750 shares), Mr. Mark McKinnies (12,600 shares) and Ms. C. Jean Bustard (12,600 shares). The remaining 3,000 shares vested to a Financial Consultant. The five percent (5%) or 2,442 shares of Common Stock committed to these milestones were returned to the 2007 Plan as the milestones were not obtained by the due date.

On November 11, 2010, the Compensation Committee waived the condition in the Crowfoot Incentive Program that each participant be “meaningfully involved” in the Crowfoot Project at the time of vesting for each milestone given the Company’s reduced ownership of ADA-CS and the participants’ significant historical contributions to the Crowfoot Project. The Compensation Committee also waived the requirement for Dr. Durham, Mr. McKinnies and Ms. Bustard that such participants had to be employed by the Company or a subsidiary at the time of vesting for the final milestone, in case any of such participants were terminated without cause prior to such time given their significant contributions and efforts to achieve such milestone to date.

Effective as of November 28, 2011, the Compensation Committee terminated the Crowfoot Incentive Program due to the relinquishment of the Company’s interest in ADA-CS. The Committee determined not to repurchase the unvested shares at such time and may reallocate such shares to future incentive programs.

Stock Price Incentive Program for Certain Executive Management

In April 2008, the Compensation Committee established a “Stock Price Incentive Program,” for which 100,000 shares were reserved under the 2007 Plan. No awards have been made, and none are expected to be made under this program given that the milestone is unlikely to be achieved on a timely basis. The milestone for this program was that the price of our common stock had to equal or exceed $35.00 a share for 20 consecutive trading days, and must have been achieved by April 15, 2011. Such milestone was not achieved by that deadline.

Refined Coal Activities Supplemental Compensation Plan

On November 9, 2011, the Compensation Committee of our Board approved a draft of an Amended and Restated Refined Coal Activities Supplemental Compensation Plan (the “RC Plan”), which amends and restates the original RC Plan that was adopted on April 20, 2010. During the quarter ended June 30, 2011, management booked an estimate of incentive bonus under the original plan in connection with the sale of the 15% equity interest in Clean Coal to an affiliate of GS for $30 million on May 12, 2011 (the “GS transaction”). We amended and restated the RC Plan to clarify the “Revenue” and “Expense” components that are used in arriving at the “Net Contribution Margin” from which the “Incentive Pool” to be distributed under the RC Plan is derived which resulted in management reversing its previously recorded accrual related to the GS transaction. The RC Plan provides for the creation of a fund equal to seven percent (7%) of the “Net Contribution Margin” (as defined), on a cash received basis, resulting from the Company’s “Refined Coal Activities” (as defined). As of this time, Refined Coal Activities include only the activities being carried out through Clean Coal, although the Compensation Committee can designate other activities as “Refined Coal Activities” under the RC Plan. The Net Contribution Margin from which the Incentive Pool is paid is to be based on full cost accounting from the start of the activity contributing revenue to the fund, and revenue from any given customer is to be included in the RC Plan for three years from the date revenue is first received from the customer. The amount available for distribution under the RC Plan is to be calculated and paid annually following the close of each fiscal year. Three percent of the Net Contribution Margin (i.e., 42.85% of the Incentive Pool) will be paid to the Company’s Chief Executive Officer, Dr. Michael Durham, and four percent of the Net Contribution Margin (i.e., 57.15% of the Incentive Pool) will be paid to eligible RC Plan participants (consisting of employees, contractors and consultants of the Company) who will be chosen annually by Dr. Durham following the end of each fiscal year, based on their contributions to our Refined Coal Activities during the prior fiscal year. In early 2011, the Compensation Committee approved the calculation of the approximately $430,000 incentive award earned under the RC Plan in 2010. We allocated $188,000 of this award to Dr. Durham, and he allocated the remaining amount to the other executive officers and employees. In February 2012, the Compensation Committee approved the calculation of the approximately $283,000 incentive award earned under the RC Plan with respect to 2011. We allocated $121,480 of this award to Dr. Durham, and he allocated the remaining amount to other executive officers and employees. The amended RC Plan included “Claw-Back Rights” pursuant to which we would be entitled to a return of amounts paid out under the RC Plan if we are required to refund any of the Revenue from which a compensation bonus was paid out under the RC Plan. In February 2012, the Compensation Committee limited such rights so they apply only to executive officers, set a minimum threshold for their application and provided that any clawback would be an offset against any future incentive compensation. These changes were made based on concerns as to the possible negative impact any exercise of such rights may have on employee morale, the costs and difficulty of administering any clawback and the unlikelihood that any such clawback right may arise.

Clean Coal Activities Supplemental Bonus

On November 9, 2011, the Compensation Committee approved a $1 million discretionary bonus (outside of the RC Plan) (the “RC Bonus”) to reward the management team and employees for their work that resulted in the $60 million investment by GSFS Investments I Corp., an affiliate of the Goldman Sachs Group, Inc. to Clean Coal. The discretionary bonus included a cash portion and up to $300,000 to be paid in shares of common stock reserved under the 2007 Equity Incentive Plan. The shares were issued to the Company’s 401(k) Plan for eligible recipients (including all executive officers) and issued as restricted stock for recipients not eligible to participate in the Company’s 401(k) Plan. The CEO received $300,000 ($10,045 in common stock and the remainder in cash) and the CEO allocated the remaining amount to the other executive officers, a contractor and employees.

Other Aspects of Executive Employment

There is no severance pay policy or other benefits payable after termination for any executive. See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” below regarding executives’ obligations after termination.

In the event of a restatement of income, any overpayments made to executives may be reclaimed at the discretion of the Board of Directors.

We have key person term insurance for our CEO in the amount of $5 million and for our COO and CFO in the amount of $2 million for each individual. The policies may be assigned to the individuals upon termination of employment other than for cause whereupon the executive would be responsible for any premium payments.

Executives are encouraged to own a number of shares of stock equal to a value of at least one (1) times the annual base salary as a condition of continued employment with ADA-ES. Executives have five (5) years from the later of November 4, 2004 (the date the EC Plan was adopted) or the date of hire/promotion to accomplish this level of ownership. Ownership is calculated considering holdings of restricted stock, whether or not the restrictions have expired, private holdings, and shares held in retirement accounts. Holding of options also will be considered in the ownership calculation by adding the value of the spread of in-the-money options to the total value of other holdings. The Compensation Committee reviewed executive equity ownership against the ownership goals for our executives in October 2011 and confirmed all executives met the ownership guideline.

After the stock ownership guidelines have been met, executives may sell unrestricted stock they have owned for a period greater than 12 months, and may exercise vested stock options and sell shares to pay for the exercise price and withholding tax, except as otherwise provided for in the underlying stock option agreement. The Company must be advised of any sale of stock options or shares of stock at least 30 days in advance or the executive must be engaged in a pre-announced program sale in compliance with federal securities laws, and such sales must be made in compliance with our insider trading policy.

Executives leaving the Company may be required to hold their stock in the Company for at least 6 months after leaving the Company.

The ADA-ES, Inc. Profit Sharing Retirement Plan, which is a plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covers all eligible employees. Pursuant to that plan, we make matching contributions to each eligible employee’s account up to 7% of the employee’s eligible compensation, and may make, at the discretion of the Board, contributions based on the profitability of the Company to those accounts. Beginning in June 2009, we have made our matching contributions in shares of the Company’s common stock. No discretionary contributions were made to the 401(k) Plan in either 2010 or 2011 other than as discussed above. Investments in an employee’s account may be made in stocks, bonds, mutual funds and other investments permitted by the Plan’s administrator.

Employee contributions to the 401(k) Plan are 100% vested. Company contributions become 100% vested if an employee’s employment ends after the date such employee attains normal retirement age (age 65), dies or becomes disabled. If an employee’s employment is terminated prior to the date the employee attains normal retirement age (65) or dies or becomes disabled, the employee will become vested in the Company’s matching contributions and any discretionary contributions according to the schedule below:

Years of Vesting Service	Vested Percentage
Less than 2	0%
2	20%
3	40%
4	60%
5	80%
6 or more	100%

The following summary compensation table shows compensation during the fiscal years ended December 31, 2011 and 2010 of those persons who were, at December 31, 2011, our principal executive officer (“PEO”), and the two most highly compensated executive officers other than the PEO (collectively, the “NEOs”). Mark McKinnies is our principal financial officer (“PFO”). The structure of pay for each NEO is the same, although as noted above the potential incentive amounts under the EC Plan for 2010 and 2011 performance were established at 50% of base salary for the PEO and 40% of base salary for other NEOs.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2011 (a) was an officer or employee of the Company, (b) was a former officer of the Company or (c) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee reviewed and discussed with management the “Compensation Discussion and Analysis” included in this Amendment No. 1 to the Form 10-K. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2011.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Robert N. Caruso

Ronald B. Johnson

W. Phillip Marcum

Jeffrey C. Smith

Richard J. Swanson

Summary Compensation Table for Years Ended December 31, 2010 and 2011

Name of Individual and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Michael D. Durham	2011	$395,520	$-0-	$10,045	$-0-	$545,835	$-0-	$17,156	$968,556
President, CEO and Director (PEO)	2010	$332,027	$-0-	$-0-	$-0-	$319,180	$-0-	$17,504	$668,711

Mark H. McKinnies	2011	$295,983	$-0-	$10,045	$-0-	$118,892	$-0-	$17,161	$442,081
Senior VP, CFO and Director (PFO)	2010	$266,903	$-0-	$29,860	$-0-	$105,237	$-0-	$15,056	$417,056

C. Jean Bustard	2011	$252,949	$-0-	$10,045	$-0-	$107,078	$-0-	$9,247	$379,319
COO	2010	$253,199	$-0-	$29,860	$-0-	$94,408	$-0-	$13,082	$390,549

(1)	The 2010 amounts include deferred wages from 2009 that were earned and paid in shares of common stock in 2010 and were valued in accordance with FASB Topic 718.
(2)	Amounts for 2011 include the stock portion of the RC Bonus and the 2010 amounts include portions of the 2010 Incentive Award executives elected to receive in stock, each valued in accordance with FASB Topic 718.
(3)	The 2011 amounts include the cash portion of the 2011 Incentive Award, the cash portion of the 2011 RC Plan and the cash portion of the 2011 RC Bonus. The 2010 amounts include the cash portion of the 2010 Incentive Award and the cash portion of the RC Plan.
(4)	Amounts represent matching contributions in stock made by the Company for the benefit of the named individual.

Outstanding Equity Awards at December 31, 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price per Share	Option Expiration Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested	Equity Incentive Plan Award: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Award: Market Value of Unearned Shares That Have Not Vested
								(2)	(2)
Michael D. Durham	49,010	-0-	-0-	$8.60	8/23/14	-0-	-0-	15,000	$339,600
Mark H. McKinnies	34,210	-0-	-0-	$8.60	8/23/14	-0-	-0-	12,000	$271,680
C. Jean Bustard	24,543	-0-	-0-	$8.60	8/23/14	-0-	-0-	12,000	$271,680

(1)	Represents options granted on August 23, 2004 pursuant to our 2004 ESO Plan.
(2)	The shares consist of Crowfoot Incentive Program awards granted on March 17, 2008. Effective November 28, 2011, the Program was terminated. The Compensation Committee determined not to repurchase the unvested shares at such time and may reallocate such shares to future incentive programs. The market value of such shares was determined based on a share price of $22.64 at December 31, 2011.

Nonqualified Deferred Compensation

Although our EC Plan allows for deferrals of payment, the Company does not currently have any deferred compensation plans that apply to the NEOs.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We have executed employment agreements with every full-time employee, including our executive officers. The agreements with all of our executive officers contain the following provisions:

1.	Description of position, duties, authority, compensation, benefits and obligation of the employee to devote full time to the fulfillment of his/her obligations under the agreement.

2.	Obligations to disclose and Company ownership of inventions and confidential subject matter, which obligations survive for two years after termination of employment.

3.	Assignment of inventions, obligations regarding inventions and confirmation of no Company obligation to commercialize inventions, all of which survive after termination of employment.

4.	Acknowledgement that copyright works are “works for hire” and obligation of employee to maintain written records of all inventions and confidential subject matter.

5.	Restrictive obligations relating to confidential subject matter, which survive after termination of employment.

6.	Acknowledgement and agreement regarding no conflicting obligations and obligations upon termination of employment.

The agreements with our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer also contain the following provisions:

1.	Automatic extensions for one-year periods unless previously terminated with appropriate advance notice.

2.	Three months’ prior written notice of intent to terminate by either the Company other than for cause, death or permanent disability or the employee.

The compensation amounts included in the employment agreements are subject to annual adjustment and the compensation levels for the named executive officers are shown in the tables above. None of our employment contracts or other agreements contain any provisions for the payment of any amounts that result from or will result from the resignation, retirement or any other termination of any executive officer’s employment with us or from a change-in-control of the Company or a change in the named executive officer’s responsibilities following a change-in-control except as described below.

Under our stock incentive plans, unless otherwise provided in a stock option agreement, options held by a director, executive or employee are exercisable after such person’s death or permanent disability without regarding to any vesting requirements of such options.

Risks Arising from Compensation Policies and Practices

We believe that our compensation policies and practices do not motivate excessive or imprudent risk-taking. We note the following key aspects of our compensation in making this determination:

•	The Company’s EC Plan is based on balanced performance metrics that promote disciplined progress towards longer-term Company goals in addition to the short-term health of the organization;

•	We do not offer significant short-term incentives that might drive high-risk investments at the expense of long-term Company value;

•

Our RC Plan is based on a portion of the net profit, on a cash received basis, resulting from our “Refined Coal Activities,” which takes into account both revenues and costs associated with that business; and

•	When considering the Company’s executive share ownership and holding objectives, the Company’s compensation programs are weighted towards offering long-term incentives.

Because of these factors, we believe that our compensation policies and practices, both for our employees generally and for our executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

Our Nominating and Governance Committee has responsibility for reviewing the compensation plan for our non-management directors annually and making recommendations to the entire Board for approval. The Committee has not delegated authority to any other person to determine director compensation. Our two executive officers who serve on the Board have provided their views as to the amount and form of director compensation, and Mr. McKinnies, our Chief Financial Officer, has made recommendations to the Committee regarding the form of compensation (i.e. cash or stock) and tax and accounting ramifications of awards. In addition, the two executive officers who serve on our Board vote on the recommendations for director compensation made by the Committee to the Board.

In October 2010, the Committee reviewed industry data from MSEC and the National Association of Corporate Directors Director Compensation Report and Survey Data and has sought the input of representatives of MSEC on its compensation structure and amounts.

•

Annual Retainer. In 2011, each non-management director was entitled to receive a $80,000 annual retainer, at least $40,000 of which was payable in stock (not to exceed any limits in the 2007 Plan) and the remainder of which is payable in cash. In April 2011, the Committee recommended and the Board approved a change to the director compensation policy where all directors would receive all of their retainer in stock, subject to available stock under the 2007 Plan. In June 2011, the Committee recommended and the Board approved returning to the director compensation policy as it existed prior to the April change for a number of reasons, including director relations, the ability of each director to determine what compensation arrangement is best based on his own financial situation, avoiding the situation where directors have to sell some of their shares to cover tax liability or other cash flow issues for some directors and insider trading restrictions.

•	Initial Appointment or Election. Directors receive a one-time award of options to acquire 5,000 shares of our common stock upon initial appointment or election to the Board.

•

Chairman Retainers. The Chairman of the Board and Chairman of the Audit Committee each received $10,000 per year, and the Chairman of the Compensation Committee and the Chairman of the Nominating and Governance Committee each received $5,000 per year for their services in such positions. These amounts are all paid in cash.

•

Committee Service Retainers. Directors receive $2,500, payable in cash, for each standing committee on which such director serves (unless such director is receiving compensation for acting as Chairman of such Committee, in which case no additional sum is paid). From time to time, the Board of Directors may also establish special committees. In 2011, Messrs. Caruso, Derek Johnson, Marcum and Swanson each served on a special committee established by the Board. The members of the special committee were compensated in cash for their service on the special committee from the inception of the special committee through March 31, 2012 as follows: Mr. Caruso—$70,000, Messrs. Derek Johnson and Swanson—$40,000, and Mr. Marcum—$30,000.

•

On February 1, 2012, the Board approved an increase for the 2012 fiscal year in the Annual Retainer to $95,000, the retainers for the Chairmen of the Board and the Audit Committee to $12,500, the retainers for the Chairmen of the Compensation and Nominating and Governance Committees to $7,500, and the Committee Service Retainer to $5,000.

We have maintained directors and officers insurance coverage for our directors and executive officers since May 2006. The annual cost of such coverage is approximately $110,000.

Director Compensation During the Year Ended December 31, 2011

The following amounts were earned by our non-management directors who served during 2011. Dr. Durham and Mr. McKinnies do not receive any additional compensation for their service on the Board or any special committees.

Name	Fees Earned or Paid in Cash ($)(5)	Stock Awards ($)(6)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Robert Caruso (1)	$104,916	$74,762	$-0-	$-0-	$-0-	$179,678
John Eaves (2)	$32,500	$72,456	$-0-	$-0-	$-0-	$104,956
Robert Shanklin (2)	$3,542	$-0-	$-0-	$-0-	$-0-	$3,542
Derek Johnson (1)	$77,500	$69,341	$-0-	$-0-	$-0-	$146,841
Ronald Johnson(3)	$37,500	$66,898	$-0-	$-0-	$-0-	$104,398
W. Phillip Marcum	$75,833	$70,832	$-0-	$-0-	$-0-	$146,665
Jeff Smith	$39,792	$72,519	$-0-	$-0-	$-0-	$112,311
Richard Swanson (4)	$83,750	$65,675	$-0-	$-0-	$-0-	$149,425

Totals	$455,333	$492,483	$-0-	$-0-	$-0-	$947,816

(1)	Cash fees are paid to a limited liability company owned by such individual.
(2)	Cash fees and shares issued for services from Mr. Eaves and Mr. Shanklin are paid or issued to Arch Coal, Inc.
(3)	Cash fees and shares issued for services from Mr. Ronald Johnson are paid or issued to Twin-Kem International, Inc.
(4)	Cash fees and shares issued for services from Mr. Swanson are paid or issued to R&K Corporation.
(5)	Amounts represent retainers for services on the Board and on the Audit, Nominating and Governance, Compensation and Special committees. The amounts in the table include fees earned in December 2011 that were paid in January 2012.
(6)	The fair value of stock awards, which represents the closing price on the date of authorization of $11.84 and $15.63 times the number of shares issued on February 4, 2011 and July 13, 2011 respectively, in accordance with FASB ASC Topic 718, to each non-management director of shares of common stock as a portion of his compensation for services performed in 2011. The aggregate number of stock awards for each non-management director, in the order listed in the table, during the year ended December 31, 2011 was 8,478, 8,633, 8,137, 7,748, 8,231, 8,607 and 7,446. The number of shares issued was based on the market value on the dates on which such issuances were approved by the Board.
(7)	The aggregate number of fully vested outstanding stock options for each non-management director, in the order listed in the table, as of December 31, 2011 was -0-, -0-, -0-, -0-, 5,000, -0-, and -0-, respectively. No options were awarded to our directors in the 2011 fiscal year.

STOCK INCENTIVE PLANS

2002 ADA-ES, Inc. Stock Option Plan

During 2003, the Company adopted the 2002 ADA-ES, Inc. Stock Option Plan, which was originally referred to as the 2002 Stock Option Plan (the “2003 Plan”), and reserved 400,000 shares of Common Stock for issuance under the plan. In general, all options granted under the 2003 Plan expire ten years from the date of grant unless otherwise specified by the Company’s Board. The exercise price of options was determined by the Compensation Committee of the Board at the time the option was granted of not less than 100% of the fair market value of a share of our Common Stock on the date the option is granted. During the first quarter of 2006, 19,900 options were granted under this plan. This plan was replaced by the 2007 Equity Incentive Plan described below, and as a result, 148,506 shares of Common Stock that were originally reserved for issuance upon exercise of options grantable under the 2003 Plan were removed from the 2003 Plan. As of December 31, 2011, 41,879 options remained outstanding and exercisable.

2004 ESO Plan

During 2004, we adopted the 2004 ESO Plan, which did not require shareholder approval. The 2004 ESO Plan authorized the grant of up to 200,000 options to purchase shares of our common stock to our executive officers. The 2004 ESO Plan is intended to promote our growth and profitability by awarding options to purchase our common stock in exchange for services performed and to be performed in the future. Options granted under the 2004 ESO Plan are generally intended to be non-qualified stock options (“NQSO”) for federal income tax purposes. The 2004 ESO Plan is administered by our Compensation Committee. In general, the exercise price of an option will be determined by the Compensation Committee at the time the option is granted and will not be less than 100% of the fair market value of a share of our common stock on the date the option is granted. Under the 2004 ESO Plan, the grant of options is limited to 60,000 per individual. The options are exercisable over a 10-year period based on a vesting schedule, typically between 5% and 20% per year, which may be accelerated based on performance of the individual recipients as determined by our Compensation Committee. During 2004, all 200,000 options were granted under the 2004 ESO Plan to five executive officers, each of whom is a full-time employee. In 2009, all options were fully vested. During 2010, 30,600 previously vested options were exercised. As of December 31, 2011, 136,063 options remain outstanding and exercisable under this plan.

2005 Directors’ Compensation Plan

During 2005 we adopted the 2005 Directors’ Compensation Plan (the “2005 Plan”), which authorized the issuance of shares of common stock and the grant of options to purchase shares of our common stock to non-management directors. The 2005 Plan was approved by our shareholders at the 2005 Annual Meeting. The 2005 Plan is intended to advance our interests by providing eligible non-management directors an opportunity to acquire or increase an equity interest in the Company, create an increased incentive to expend maximum effort for our growth and success and encourage such eligible individuals to continue to service the Company. The 2005 Plan provides a portion of the annual compensation to our non-management directors in the form of awards of shares of common stock and vesting of options to purchase common stock for services performed for the Company. Under the 2005 Plan, the award of stock is limited to 1,000 shares per individual per year, and the grant of options is limited to 5,000 per individual in total. The aggregate number of shares of common stock reserved for issuance under the 2005 Plan totals 90,000 shares (50,000 in the form of stock awards and 40,000 in the form of options). The exercise price is the market price on the date of grant, the shares of common stock underlying the option will vest at a rate of no more than 1,667 shares per annual period per individual, and any unvested shares of Stock that are outstanding at the date the individual is no longer a director are forfeited. Shares may be issued and options may be granted under the 2005 Plan only to non-management directors of the Company or its subsidiaries.

The 2005 Plan will terminate ten years after the date of its adoption, if not earlier terminated by the Board. It may be amended, modified or terminated at any time if and when it is advisable in the absolute discretion of the Board, although certain amendments are subject to approval of regulatory bodies and our shareholders. No such amendment may adversely affect any options previously granted under the Plan without the consent of the recipient(s). The 2005 Plan is administered by a committee appointed by the Board, which currently consists of all Board members. During 2011, 15,000 options expired and as of December 31, 2011, 5,000 options remain outstanding and exercisable under this plan.

2007 Plan

During 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which replaces the 2003 Plan. The 2007 Plan was further amended and restated as of August 31, 2010 to make non-material changes to assure Internal Revenue Code Section 409A compliance and to increase the non-management director annual grant limit to 15,000 shares of Common Stock from 10,000 shares. The 2007 Plan authorizes the issuance to employees, directors and consultants of up to 790,372 shares of Common Stock, either as restricted stock grants or to underlie options to purchase shares of our Common Stock. Under the 2007 Plan, the award of stock is limited to not more than 30,000 shares per individual per year with a maximum of 15,000 shares grantable in any year to non-management Directors. In general, all options granted under the 2007 Plan will expire ten years from the date of grant unless otherwise specified by the Board. The exercise price for options granted under the 2007 Plan will be the market price on the date of grant and the shares of Common Stock underlying the option will vest on the passage of specified times following the date of grant, the occurrence of one of more events, the satisfaction of performance criteria or other conditions specified by the Board. As of December 31, 2011, no options have been granted under the 2007 Plan.

In March 2008, in connection with the Crowfoot Incentive Program, 172,500 of restricted stock were awarded to four of our executive officers and an independent consultant for that Program. The shares awarded pursuant to the Crowfoot Incentive Program only vest upon attainment of certain milestones, as described above under “Executive Compensation.” As of December 31, 2010, 42,000 shares remain to be vested. This program was terminated effective November 28, 2011.

2009 Profit Sharing Retirement Plan

In June 2009, the Company revised its ADA-ES, Inc. Profit Sharing Retirement Plan, which is a plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The revision allows the Company to issue shares of Common Stock to employees to satisfy its obligation to match employee contributions under the terms of the 401(k) Plan in lieu of matching contributions in cash. The Company reserved 300,000 shares of its Common Stock for this purpose. The value of Common Stock issued as matching contributions under the 401(k) Plan is determined based on the per share market value of our Common Stock on the date of issuance. As of December 31, 2011, 156,025 shares of Common Stock have been reserved but not yet issued under the 401(k) Plan.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the beneficial ownership of the Company’s common stock by (1) each of our shareholders whom we believe are beneficial owners of more than 5% of our outstanding common stock, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group. We base the share amounts shown on each person’s beneficial ownership as of February 14, 2012 (including options exercisable within 60 days thereof), unless we indicate some other basis for the share amounts. Percentage ownership is calculated based on 10,001,327 shares outstanding as of February 14, 2012. Except as noted below, each of the individuals named below has sole voting and investment power for the respective shares.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Christine Amrhein (Vice President and Corporate Counsel) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	17,287(1)	*
C. Jean Bustard (Chief Operating Officer) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	101,167(2)	1.0%
Robert N. Caruso (Director) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	30,527(3)	*
Michael D. Durham (Director, President and CEO) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	292,722(4)	2.9%
Derek Johnson (Director) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	18,913	*
Robert E. Shanklin (Director) 1 CityPlace Dr., St. Louis, MO	-0- (5)	*
Ronald B. Johnson (Director) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	29,602(6)	*
W. Phillip Marcum (Director) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	40,359(7)	*
Cameron E. Martin (VP Emissions Control Systems) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	20,427(8)	*

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Mark H. McKinnies (Director, Secretary, Senior VP and CFO) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	128,311(9)	1.3%
Richard Miller (VP Business Development for Utility Systems) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	34,765(10)	*
Richard J. Schlager (VP Technology Services Division) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	59,371(11)	*
Sharon M. Sjostrom (Chief Technology Officer) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	28,219(12)	*
Jeffrey C. Smith (Director) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	41,180	*
Richard Swanson (Director) 9135 South Ridgeline Boulevard, Suite 200, Highlands Ranch, CO	18,700	*
Directors and Officers as a Group (15 individuals)	861,550(13)	8.5%

*	Less than 1%.

Notes:

(1)	Included in the amount shown are 2,666 shares of restricted stock held by Ms. Amrhein which have not vested and are subject to certain repurchase rights and 14,621 shares held indirectly by Ms. Amrhein (by spouse). Included in the 14,621 shares held by spouse are 1,937 shares to which Mr. Amrhein has the right to acquire beneficial ownership through stock options, 1,123 shares of restricted stock which have not yet vested and are subject to certain repurchase rights and 4,081 shares held in Mr. Amrhein’s 401(k) Plan (as defined below) account.
(2)	Included in the amount shown are 24,543 shares to which Ms. Bustard has the right to acquire beneficial ownership through stock options, 12,000 shares of restricted stock which have not yet vested and are subject to certain repurchase rights and 17,461 shares held in Ms. Bustard’s 401(k) Plan account.
(3)	Included in the amount shown are 8,478 shares held by B/3 Management Resources, LLC, which is controlled by Mr. Caruso as a Managing Director.
(4)	Included in the amount shown are 54,876 shares held in Dr. Durham’s 401(k) Plan account, 15,000 shares of restricted stock which have not yet vested and are subject to certain repurchase rights, and 49,010 shares to which Dr. Durham has the right to acquire beneficial ownership through stock options.
(5)	Does not include 293,193 shares held by Arch Coal, Inc. Mr. Shanklin is Vice President of Coal Technology at Arch Coal and disclaims beneficial ownership of such shares.
(6)	Included in the amount shown are 7,868 shares held by the Johnson Family Trust and 29,854 shares held by Twin-Kem International, Inc., which is controlled by Mr. Johnson as the President and Owner.
(7)	Included in the amount shown are 5,000 shares to which Mr. Marcum has the right to acquire beneficial ownership through stock options.
(8)	Included in the amount shown are 394 shares of restricted stock which have not vested and are subject to certain repurchase rights and 8,861 shares held in Mr. Martin’s 401(k) Plan account.
(9)	Included in the amount shown are 34,327 shares held in Mr. McKinnies’ 401(k) Plan account, 500 shares held as trustee for the MJ Kraft Trust, 12,000 shares of restricted stock which have not vested and are subject to certain repurchase rights and 34,210 shares to which Mr. McKinnies has the right to acquire beneficial ownership through stock options.
(10)	Included in the amount shown are 13,000 shares to which Mr. Miller has the right to acquire beneficial ownership through stock options, 1,500 shares of restricted stock which have not vested and are subject to certain repurchase rights and 4,728 shares held in Mr. Miller’s 401(k) Plan account.
(11)	Included in the amount shown are 28,300 shares to which Mr. Schlager has the right to acquire beneficial ownership through stock options and 18,673 shares held in Mr. Schlager’s 401(k) Plan account.
(12)	Included in the amount shown are 2,363 shares to which Ms. Sjostrom has the right to acquire beneficial ownership through stock options and 7,074 shares held in Ms. Sjostrom’s 401(k) Plan account.
(13)	The amount shown includes options to purchase 158,363 shares of our common stock held by individuals in the group.

EQUITY COMPENSATION PLAN INFORMATION

AS OF DECEMBER 31, 2011

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	37,254	$14.36	30,954
Equity compensation plans not approved by security holders (2)	145,688	$8.82	161,090

Total	182,942	$9.95	192,044

(1)	Amounts shown represent options covered under our 2003 Plan and shares covered under our 2007 Plan.
(2)	Amounts shown in column (a) and column (b) represent 10-year options to purchase a total of 4,625 shares granted to two consultants in 2004 at an exercise price of $13.80, 5-year options to purchase a total of 5,000 shares granted to a director in 2008 at an exercise price of $10.20 and options granted to executive officers at an exercise price of $8.60 under our 2004 ESO Plan. Amounts shown in column (c) represent shares available for issuance under our 2005 Directors’ Compensation Plan and shares under our 401(k) Plan described above.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

Our Board recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and therefore has adopted a written policy with respect to all related party transactions involving the Company. Under this policy, any related party transaction, as defined (which excludes transactions available to all employees generally and transactions involving less than $5,000), may be consummated or may continue only if:

1.	the Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

2.	the transaction has been approved by the disinterested members of the Board; and

3.	the compensation with respect to such transaction has been approved by our Compensation Committee.

Management must recommend any related party transactions it proposes that the Company enter into to the Audit Committee at its first regularly scheduled meeting each year. After review, the Audit Committee will approve or disapprove such transactions and at each subsequently scheduled meeting, management must update the Audit Committee as to any material change to those proposed transactions. If management recommends any additional related party transactions subsequent to such meeting, such transactions may be presented to the Audit Committee for approval or preliminarily entered into by management subject to ratification by such Committee. If the Audit Committee does not ratify the transaction, however, management must make all reasonable efforts to cancel or annul such transaction.

Any material related party transaction must be disclosed to our full Board of Directors, and management must assure that all related party transactions are approved in accordance with any requirements of our financing or other agreements.

2011 Related Party Transactions

Other than our compensation arrangements and employment agreements with our executive officers, described above, we did not have any related party transactions during the 2011 fiscal year except those with Arch Coal described below, for which Mr. Shanklin, one of our directors, serves as Vice President of Coal Technology. Mr. Shanklin had no economic interest in these transactions. Mr. John Eaves, President of Arch Coal and Mr. Shanklin’s predecessor as a director of the Company, abstained from voting on these transactions. In addition, as required by our related party transaction policy, these transactions were approved by our audit committee before being recommended to the Board for approval and were then approved by the disinterested members of the Board.

Private Placement to Arch Coal

On March 23, 2010, we entered into a subscription agreement (the “Subscription Agreement”) with Arch Coal for the issuance and sale in a private placement of an aggregate of 143,885 shares of our common stock at a purchase price of $6.95 per share for aggregate proceeds of $1.0 million. The per-share price for the private placement was the closing sales price of our common stock as listed on the NASDAQ Capital Market on March 22, 2010, the day before we entered into the Subscription Agreement. We used the net proceeds of the private placement to make capital contributions to Clean Coal to fund our 50% share of the repayment by Clean Coal of a loan from our joint venture partner in Clean Coal. No placement agent was involved in the transaction.

License Agreement with Arch Coal

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

Director Independence

The Board maintains audit, compensation and nominating and governance committees. In our fiscal year 2011 all directors other than Dr. Durham and Mr. McKinnies qualified as “independent directors” as defined in NASD Rule 4200(a)(15), and each Board committee was comprised solely of independent directors. The charters of each committee are available on our website at www.adaes.com under “Investor Relations.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Relationship with Independent Registered Public Accounting Firm

Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”) served as the Company’s independent registered public accounting firm for fiscal years 2010 and 2011 and has performed procedures related to the financial statements.

There have been no disagreements on matters of accounting principles or practices, financial statement disclosures or audit scope or procedures between the Company and EKS&H, during the most recent fiscal year or any subsequent interim period.

Audit Fees

	EKS&H
	2011	2010
Audit Fees (1)	$169,219	$188,911
Audit Related Fees (2)	$13,000	$4,000
Tax Fees (3)	$1,950	$5,618

(1)	Includes annual and quarterly review services related to our Form 8-K, 10-Q, 10-K filings, Section 404 internal control audit service and review services related to the filings of Registration Statements on Form S-3, S-4 and Form S-8.
(2)	Includes consultation services related to a Department of Energy audit for governmental projects.
(3)	Includes services related to a sales and use tax audit for the years 2005 through 2009 from the state of Colorado.

Audit Committee Approval of Services

The Audit Committee pre-approves all audit or non-audit services performed by our independent accountant in accordance with Audit Committee policy and applicable law. The Audit Committee generally provides pre-approval of audit services and services associated with SEC registration statements, other SEC filings and responses to SEC comment letters (Audit Fees) and services related to internal control reviews, internal control reporting requirements and consultations with our management as to accounting or disclosure treatment of transactions or events and the impact of rules, standards or interpretations by the SEC and other regulatory or standard-setting bodies (Audit-Related Fees) for each 12-month period within a range of approved fees. To avoid certain potential conflicts of interest, the law prohibits us from obtaining certain non-audit services from our independent accountant. The Audit Committee has delegated authority to approve permissible services to its Chairman. The Chairman reports such pre-approvals to the full Audit Committee at its next scheduled meeting. The Audit Committee Chairman pre-approved 100% of the services provided by the independent accountants in 2011. None of the services of the independent accountants in 2011 were of the type specified in Rule 2-01(c)(7)(i)(C) of SEC Regulation S-X.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – see Part II, Item 8 to the 2011 Form 10-K Filing, which is incorporated herein by this reference;

(2)	Financial Statement Schedules – None required or applicable; and

(3)	Exhibits – as described in the following index.

Index to Exhibits

No.	Description
3.1	Amended and Restated Articles of Incorporation of ADA-ES (1)

3.2	Second Amended and Restated Bylaws of ADA-ES (2)

4.1	Form of Specimen Common Stock Certificate (3)

4.2	Registration Rights Agreement dated October 21, 2005 (4)

4.3	Standstill and Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated September 19, 2003 (5)

4.4	Standstill and Registration Rights Agreements dated August 3-6, 2004 (6)

4.5	Registration Rights Agreement among ADA-ES, Inc., Perella Weinberg Partners Oasis Master Fund L.P., Black River Commodity Select Fund and Black River Small Capitalization Fund Ltd. dated August 26, 2008 (7)

4.6	ADA-ES, Inc. Profit Sharing Retirement Plan Adoption Agreement (8)

4.7	American Funds Distributors, Inc. Nonstandarized 401(K) Plan (9)

4.8	American Funds Distributors, Inc. Defined Contribution Prototype Plan and Trust (10)

4.9	Amended ADA-ES, Inc. Plan Policy Document (11)

4.10	Employer Stock Addendum to Trust Agreement (12)

4.11	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 23, 2010 (13)

4.12	Stockholder Agreement dated July 7, 2003, between ADA-ES, Inc. and Arch Coal, Inc. (14)

4.13	Credit Agreement by and between Clean Coal Solutions, LLC and CoBiz Bank (Colorado Business Bank in the State of Colorado) dated March 30, 2011 (15)

10.1	2003 ADA-ES, Inc. Stock Option Plan** (16)

10.2	2003 Stock Compensation Plan #1** (17)

10.3	2003 Stock Compensation Plan #2** (18)

10.4	ADA-ES, Inc. 2004 Executive Stock Option Plan** (19)

10.5	Employment Agreement dated May 1, 1997 between C. Jean Bustard and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (20)

10.6	Employment Agreement dated May 1, 1997 between Michael D. Durham and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (21)

10.7	Employment Agreement dated January 2, 2000 between Mark H. McKinnies and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (22)

10.8	Employment Agreement dated January 1, 2000 between Richard J. Schlager and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (23)

No.	Description
10.9	2004 Stock Compensation Plan #2 and model stock option agreements** (19)

10.10	2004 Directors Stock Compensation Plan #1** (24)

10.11	2005 Directors’ Compensation Plan** (25)

10.12	Chemicals, Equipment, and Technical Engineering Services Supply Agreement dated as of November 3, 2006 by and between ADA-ES, Inc. and Clean Coal Solutions, LLC (f/ka ADA-NexCoal, LLC). (26)

10.13	Purchase and Sale Agreement dated as of November 3, 2006 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions, LLC (f/ka ADA-NexCoal, LLC). (27)

10.14	Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC dated May 27, 2011, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC*** (28)

10.15	Employment Agreement dated March 1, 2003 between Sharon M. Sjostrom and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.)** (29)

10.16	Executive Compensation Plan dated November 4, 2004** (30)

10.17	Amended and Restated 2007 Equity Incentive Plan, dated August 31, 2010** (31)

10.18	Employment Agreement dated November 28, 2005 between Richard Miller and ADA-ES, Inc.** (32)

10.19	Employment Agreement dated January 1, 2008 between Cameron E. Martin and ADA-ES, Inc.** (33)

10.20	Intellectual Property License Agreement between ADA-ES, Inc. and Crowfoot Development, LLC dated October 1, 2008*** (34)

10.21	First Amendment to Purchase and Sale Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions, LLC (f/ka ADA-NexCoal, LLC) (35)

10.22	First Amendment to Chemicals, Equipment, and Technical Engineering Services Supply Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., and Clean Coal Solutions, LLC (36)

10.23	Development and License Agreement with Arch Coal, Inc. dated June 25, 2010*** (37)

10.24	Technology Sublicense Agreement between ADA-ES, Inc., Clean Coal Solutions, LLC and GS RC Investments LLC dated June 29, 2010 (38)

10.25	Agreement to Lease between Clean Coal Solutions, LLC, AEC-NM, LLC, AEC-TH, LLC, and GS RC Investments LLC dated June 29, 2010*** (39)

10.26	Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated October 30, 2009 (40)

10.27	Refined Coal Activities Supplemental Compensation Plan for Employees, Contractors and Consultants of ADA-ES, Inc.** (41)

10.28	Intentionally left blank

10.29	US Department of Energy Cooperative Agreement No. DE-FE0004343 “Evaluation of Solid Sorbents as an Industrial Retrofit Technology for Carbon Dioxide Capture”, dated September 30, 2010 (42)

10.30	First Amendment to the Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated as of August 4, 2010 (43)

10.31	Amended and Restated 2010 Non-Management Compensation and Incentive Plan**(54)

10.32	Credit Agreement by and between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated as of March 31, 2011 (44)

10.33	Exclusive Right to Lease Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp ***(45)

10.34	Class B Unit Purchase Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp (46)

No.	Description
10.35	ADA-ES, Inc. Guaranty for the benefit of GSFS Investments I Corp. dated May 27, 2011 (47)

10.36	Contribution Agreement dated May 27, 2011 between ADA-ES, Inc. and NexGen Refined Coal, LLC (48)

10.37	Settlement Agreement by and among ADA-ES, Inc., ADA Environmental Solutions, LLC, Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V. dated August 29, 2011 (49)

10.38	The First Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC dated September 9, 2011 (50)

10.39	The Omnibus Amendment and Reaffirmation Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated September 9, 2011 (51)

10.40	Omnibus Amendment by and among ADA-ES, Inc., Clean Coal Solutions, LLC, AEC-NM, LLC, AEC-TH, LLC and GS RC INVESTMENTS LLC dated August 10, 2010 (52)

10.41	Exchange Agreement between Clean Coal Solutions, LLC, AEC-NM, LLC and GS RC Investments, LLC dated November 21, 2011 ***(53)

10.42	New Equipment Lease between AEC-NM, LLC, and GS RC Investments, LLC dated November 21, 2011***(53)

10.43	Amendment to Technology Sublicense Agreement between ADA-ES, Inc., GS RC Investments, LLC and Clean Coal Solutions, LLC dated November 21, 2011***(53)

10.44	ADA-ES, Inc. Guaranty for the benefit of GS RC Investments LLC dated November 21, 2011(53)

10.45	Indemnity Settlement Agreement between ADA-ES, Inc., ADA Environmental Solutions, LLC and Energy Capital Partners, LLC, Energy Capital Partners I, LP, Energy Capital Partners I-A, LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Crowfoot IP), LP and ADA Carbon Solutions, LLC (f/k/a Crowfoot Development, LLC ), ADA Carbon Solutions (Red River), LLC (f/k/a Red River Environmental Products, LLC), Morton Environmental Products, LLC, Underwood Environmental Products, LLC, Crowfoot Supply Company, LLC, and Five Forks Mining, LLC dated November 28, 2011(53)

10.46	Office Building Lease between ADA-ES, Inc. and Ridgeline Technology Center, LLC, dated November 9, 2011(53)

10.47	Exchange Agreement between Clean Coal Solutions, LLC, AEC-TH, LLC and GS RC Investments, LLC dated December 15, 2011 ***(53)

10.48	Equipment Lease between AEC-TH, LLC and GS RC Investments, LLC dated December 15, 2011***(53)

10.49	Amendment #2 to Technology Sublicense Agreement between ADE-ES, Inc, GS RC Investments, LLC and Clean Coal Solutions, LLC dated December 15, 2011(53)

10.50	ADA-ES, Inc. Guaranty for the benefit of GS RC Investments LLC dated December 15, 2011(53)

10.51	Amended and Restated Refined Coal Activities Supplemental Compensation Plan dated November 9, 2011**(53)

10.52	Amendment No.1 to Intellectual Property License Agreement by and between ADA-ES, Inc. and ADA Carbon Solutions, LLC (f/k/a Crowfoot Development Company, LLC) dated November 28, 2011(53)

10.53	Amendment No. 1 to the ADA-ES 2007 Equity and Incentive Plan**(53)

21.1	Subsidiaries of ADA-ES, Inc.(53)

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC(53)

31.1	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*

31.2	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*

32.1	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(53)

32.2	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(53)

No.	Description
101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed” as provided in Rule 401 of Regulation S-T.(53)

Notes:

*	– Filed herewith.
**	– Management contract or compensatory plan or arrangement.
***	– Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been separately filed with the Securities and Exchange Commission.
(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).
(2)	Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended September 30, 2010 filed on November 12, 2010 (File No. 000-50216).
(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(5)	Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(6)	Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).
(7)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended September 30, 2008 filed on November 07, 2008 (File No. 000-50216).
(8)	Incorporated by reference to Exhibit 4.1 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(9)	Incorporated by reference to Exhibit 4.1 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(10)	Incorporated by reference to Exhibit 4.2 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(11)	Incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended December 31, 2010 filed on March 28, 2011 (File No. 000-50216).
(12)	Incorporated by reference to Exhibit 4.4 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(13)	Incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 2010 filed on May 13, 2010 (File No. 000-50216).
(14)	Incorporated by reference to Exhibit 4.12 to the Form 8-K dated September 9, 2011 filed on September 14, 2011 (File No. 000-50216).
(15)	Incorporated by reference to Exhibit 4.13 to the Form 8-K dated September 9, 2011 filed on September 14, 2011 (File No. 000-50216).
(16)	Incorporated by reference to Exhibit 10.2 to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(17)	Incorporated by reference to Exhibit 99.2 to the Form S-8 filed on November 14, 2003 (File No. 333-110479).
(18)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on February 6, 2004 (File No. 333-112587).
(19)	Incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 14, 2004 (File No. 333-121234).
(20)	Incorporated by reference to Exhibit 10.23 to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(21)	Incorporated by reference to Exhibit 10.24 to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(22)	Incorporated by reference to Exhibit 10.25 to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(23)	Incorporated by reference to Exhibit 10.26 to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(24)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on April 16, 2004 (File No. 333-114546).
(25)	Incorporated by reference to Exhibit 10.29 to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(26)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).

(27)	Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(28)	Incorporated by reference to Exhibit 10.33 to the Form 10-Q/A for the quarter ended June 30, 2010 filed on September 28, 2011 (File No. 000-50216).
(29)	Incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).
(30)	Incorporated by reference to Exhibit 10.35 to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).
(31)	Incorporated by reference to Exhibit 10.79 to the Form 10-Q for the quarter ended September 30, 2010 filed on November 12, 2010 (File No. 000-50216).
(32)	Incorporated by reference to Exhibit 10.39 to the Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 (File No. 000-50216).
(33)	Incorporated by reference to Exhibit 10.43 to the Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 (File No. 000-50216).
(34)	Incorporated by reference to Exhibit 10.56 to the Form 10-Q for the quarter ended September 30, 2008 filed on November 07, 2008 (File No. 000-50216).
(35)	Incorporated by reference to Exhibit 10.64 to Form 10-K for the year ended December 31, 2009 filed on March 29, 2010 (File No. 000-50216).
(36)	Incorporated by reference to Exhibit 10.66 to Form 10-K for the year ended December 31, 2009 filed on March 29, 2010 (File No. 000-50216).
(37)	Incorporated by reference to Exhibit 10.71 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(38)	Incorporated by reference to Exhibit 10.74 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(39)	Incorporated by reference to Exhibit 10.76 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(40)	Incorporated by reference to Exhibit 10.77 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(41)	Incorporated by reference to Exhibit 10.78 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(42)	Incorporated by reference to Exhibit 10.80 to the Form 10-Q for the quarter ended September 30, 2010 filed on November 12, 2010 (File No. 000-50216).
(43)	Incorporated by reference to Exhibit 10.81 to the Form 10-K for the year ended December 31, 2010 filed on March 28, 2011 (File No. 000-50216).
(44)	Incorporated by reference to Exhibit 10.83 to the Form 10-Q for the quarter ended March 31, 2011 filed on May 13, 2011 (File No. 000-50216).
(45)	Incorporated by reference to Exhibit 10.84 to the Form 10-Q/A for the quarter ended June 30, 2011 filed on September 28, 2011 (File No. 000-50216).
(46)	Incorporated by reference to Exhibit 10.85 to the Form 10-Q/A for the quarter ended June 30, 2011 filed on September 28, 2011 (File No. 000-50216).
(47)	Incorporated by reference to Exhibit 10.86 to the Form 10-Q for the quarter ended June 30, 2011 filed on August 12, 2011 (File No. 000-50216).
(48)	Incorporated by reference to Exhibit 10.87 to the Form 10-Q for the quarter ended June 30, 2011 filed on August 12, 2011 (File No. 000-50216).
(49)	Incorporated by reference to Exhibit 10.88 to the Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 (File No. 000-50216).
(50)	Incorporated by reference to Exhibit 10.89 to the Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 (File No. 000-50216).
(51)	Incorporated by reference to Exhibit 10.90 to the Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 (File No. 000-50216).
(52)	Incorporated by reference to Exhibit 10.91 to the Form 8-K dated November 21, 2011 filed November 22, 2011 (File No. 000-50216).
(53)	Incorporated by reference to the same number exhibit filed to the Form 10-K for the year ended December 31, 2011 filed on March 15, 2012 (File No. 000-50216).
(b)	See (a)(3) above.
(c)	See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADA-ES, Inc.

(Registrant)

By	/s/ Mark H. McKinnies	/s/ Michael D. Durham
Mark H. McKinnies, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		Michael D. Durham President and Chief Executive Officer (Principal Executive Officer)

	Date: April 30, 2012	Date: April 30, 2012

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Articles of Incorporation of ADA-ES (1)

3.2	Second Amended and Restated Bylaws of ADA-ES (2)

4.1	Form of Specimen Common Stock Certificate (3)

4.2	Registration Rights Agreement dated October 21, 2005 (4)

4.3	Standstill and Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated September 19, 2003 (5)

4.4	Standstill and Registration Rights Agreements dated August 3-6, 2004 (6)

4.5	Registration Rights Agreement among ADA-ES, Inc., Perella Weinberg Partners Oasis Master Fund L.P., Black River Commodity Select Fund and Black River Small Capitalization Fund Ltd. dated August 26, 2008 (7)

4.6	ADA-ES, Inc. Profit Sharing Retirement Plan Adoption Agreement (8)

4.7	American Funds Distributors, Inc. Nonstandarized 401(K) Plan (9)

4.8	American Funds Distributors, Inc. Defined Contribution Prototype Plan and Trust (10)

4.9	Amended ADA-ES, Inc. Plan Policy Document (11)

4.10	Employer Stock Addendum to Trust Agreement (12)

4.11	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 23, 2010 (13)

4.12	Stockholder Agreement dated July 7, 2003, between ADA-ES, Inc. and Arch Coal, Inc. (14)

4.13	Credit Agreement by and between Clean Coal Solutions, LLC and CoBiz Bank (Colorado Business Bank in the State of Colorado) dated March 30, 2011 (15)

10.1	2003 ADA-ES, Inc. Stock Option Plan** (16)

10.2	2003 Stock Compensation Plan #1** (17)

10.3	2003 Stock Compensation Plan #2** (18)

10.4	ADA-ES, Inc. 2004 Executive Stock Option Plan** (19)

10.5	Employment Agreement dated May 1, 1997 between C. Jean Bustard and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (20)

10.6	Employment Agreement dated May 1, 1997 between Michael D. Durham and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (21)

10.7	Employment Agreement dated January 2, 2000 between Mark H. McKinnies and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (22)

10.8	Employment Agreement dated January 1, 2000 between Richard J. Schlager and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (23)

10.9	2004 Stock Compensation Plan #2 and model stock option agreements** (19)

10.10	2004 Directors Stock Compensation Plan #1** (24)

10.11	2005 Directors’ Compensation Plan** (25)

10.12	Chemicals, Equipment, and Technical Engineering Services Supply Agreement dated as of November 3, 2006 by and between ADA-ES, Inc. and Clean Coal Solutions, LLC (f/ka ADA-NexCoal, LLC). (26)

10.13	Purchase and Sale Agreement dated as of November 3, 2006 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions, LLC (f/ka ADA-NexCoal, LLC). (27)

10.14	Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC dated May 27, 2011, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC*** (28)

10.15	Employment Agreement dated March 1, 2003 between Sharon M. Sjostrom and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.)** (29)

10.16	Executive Compensation Plan dated November 4, 2004** (30)

No.	Description

10.17	Amended and Restated 2007 Equity Incentive Plan, dated August 31, 2010** (31)

10.18	Employment Agreement dated November 28, 2005 between Richard Miller and ADA-ES, Inc.** (32)

10.19	Employment Agreement dated January 1, 2008 between Cameron E. Martin and ADA-ES, Inc.** (33)

10.20	Intellectual Property License Agreement between ADA-ES, Inc. and Crowfoot Development, LLC dated October 1, 2008*** (34)

10.21	First Amendment to Purchase and Sale Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions, LLC (f/ka ADA-NexCoal, LLC) (35)

10.22	First Amendment to Chemicals, Equipment, and Technical Engineering Services Supply Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., and Clean Coal Solutions, LLC (36)

10.23	Development and License Agreement with Arch Coal, Inc. dated June 25, 2010*** (37)

10.24	Technology Sublicense Agreement between ADA-ES, Inc., Clean Coal Solutions, LLC and GS RC Investments LLC dated June 29, 2010 (38)

10.25	Agreement to Lease between Clean Coal Solutions, LLC, AEC-NM, LLC, AEC-TH, LLC, and GS RC Investments LLC dated June 29, 2010*** (39)

10.26	Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated October 30, 2009 (40)

10.27	Refined Coal Activities Supplemental Compensation Plan for Employees, Contractors and Consultants of ADA-ES, Inc.** (41)

10.28	Intentionally left blank

10.29	US Department of Energy Cooperative Agreement No. DE-FE0004343 “Evaluation of Solid Sorbents as an Industrial Retrofit Technology for Carbon Dioxide Capture”, dated September 30, 2010 (42)

10.30	First Amendment to the Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated as of August 4, 2010 (43)

10.31	Amended and Restated 2010 Non-Management Compensation and Incentive Plan**(54)

10.32	Credit Agreement by and between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated as of March 31, 2011 (44)

10.33	Exclusive Right to Lease Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp ***(45)

10.34	Class B Unit Purchase Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp (46)

10.35	ADA-ES, Inc. Guaranty for the benefit of GSFS Investments I Corp. dated May 27, 2011 (47)

10.36	Contribution Agreement dated May 27, 2011 between ADA-ES, Inc. and NexGen Refined Coal, LLC (48)

10.37	Settlement Agreement by and among ADA-ES, Inc., ADA Environmental Solutions, LLC, Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V. dated August 29, 2011 (49)

10.38	The First Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC dated September 9, 2011 (50)

10.39	The Omnibus Amendment and Reaffirmation Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated September 9, 2011 (51)

10.40	Omnibus Amendment by and among ADA-ES, Inc., Clean Coal Solutions, LLC, AEC-NM, LLC, AEC-TH, LLC and GS RC INVESTMENTS LLC dated August 10, 2010 (52)

10.41	Exchange Agreement between Clean Coal Solutions, LLC, AEC-NM, LLC and GS RC Investments, LLC dated November 21, 2011 ***(53)

10.42	New Equipment Lease between AEC-NM, LLC, and GS RC Investments, LLC dated November 21, 2011***(53)

10.43	Amendment to Technology Sublicense Agreement between ADA-ES, Inc., GS RC Investments, LLC and Clean Coal Solutions, LLC dated November 21, 2011***(53)

No.	Description

10.44	ADA-ES, Inc. Guaranty for the benefit of GS RC Investments LLC dated November 21, 2011(53)

10.45	Indemnity Settlement Agreement between ADA-ES, Inc., ADA Environmental Solutions, LLC and Energy Capital Partners, LLC, Energy Capital Partners I, LP, Energy Capital Partners I-A, LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Crowfoot IP), LP and ADA Carbon Solutions, LLC (f/k/a Crowfoot Development, LLC ), ADA Carbon Solutions (Red River), LLC (f/k/a Red River Environmental Products, LLC), Morton Environmental Products, LLC, Underwood Environmental Products, LLC, Crowfoot Supply Company, LLC, and Five Forks Mining, LLC dated November 28, 2011(53)

10.46	Office Building Lease between ADA-ES, Inc. and Ridgeline Technology Center, LLC, dated November 9, 2011(53)

10.47	Exchange Agreement between Clean Coal Solutions, LLC, AEC-TH, LLC and GS RC Investments, LLC dated December 15, 2011 ***(53)

10.48	Equipment Lease between AEC-TH, LLC and GS RC Investments, LLC dated December 15, 2011***(53)

10.49	Amendment #2 to Technology Sublicense Agreement between ADE-ES, Inc, GS RC Investments, LLC and Clean Coal Solutions, LLC dated December 15, 2011(53)

10.50	ADA-ES, Inc. Guaranty for the benefit of GS RC Investments LLC dated December 15, 2011(53)

10.51	Amended and Restated Refined Coal Activities Supplemental Compensation Plan dated November 9, 2011**(53)

10.52	Amendment No.1 to Intellectual Property License Agreement by and between ADA-ES, Inc. and ADA Carbon Solutions, LLC (f/k/a Crowfoot Development Company, LLC) dated November 28, 2011(53)

10.53	Amendment No. 1 to the ADA-ES 2007 Equity and Incentive Plan**(53)

21.1	Subsidiaries of ADA-ES, Inc.(53)

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC(53)

31.1	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*

31.2	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*

32.1	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(53)

32.2	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(53)

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed” as provided in Rule 401 of Regulation S-T.(53)

Notes:

*	– Filed herewith.
**	– Management contract or compensatory plan or arrangement.
***	– Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been separately filed with the Securities and Exchange Commission.
(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).
(2)	Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended September 30, 2010 filed on November 12, 2010 (File No. 000-50216).
(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).

(5)	Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(6)	Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).
(7)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended September 30, 2008 filed on November 07, 2008 (File No. 000-50216).
(8)	Incorporated by reference to Exhibit 4.1 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(9)	Incorporated by reference to Exhibit 4.1 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(10)	Incorporated by reference to Exhibit 4.2 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(11)	Incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended December 31, 2010 filed on March 28, 2011 (File No. 000-50216).
(12)	Incorporated by reference to Exhibit 4.4 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(13)	Incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 2010 filed on May 13, 2010 (File No. 000-50216).
(14)	Incorporated by reference to Exhibit 4.12 to the Form 8-K dated September 9, 2011 filed on September 14, 2011 (File No. 000-50216).
(15)	Incorporated by reference to Exhibit 4.13 to the Form 8-K dated September 9, 2011 filed on September 14, 2011 (File No. 000-50216).
(16)	Incorporated by reference to Exhibit 10.2 to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(17)	Incorporated by reference to Exhibit 99.2 to the Form S-8 filed on November 14, 2003 (File No. 333-110479).
(18)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on February 6, 2004 (File No. 333-112587).
(19)	Incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 14, 2004 (File No. 333-121234).
(20)	Incorporated by reference to Exhibit 10.23 to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(21)	Incorporated by reference to Exhibit 10.24 to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(22)	Incorporated by reference to Exhibit 10.25 to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(23)	Incorporated by reference to Exhibit 10.26 to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(24)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on April 16, 2004 (File No. 333-114546).
(25)	Incorporated by reference to Exhibit 10.29 to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(26)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(27)	Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(28)	Incorporated by reference to Exhibit 10.33 to the Form 10-Q/A for the quarter ended June 30, 2010 filed on September 28, 2011 (File No. 000-50216).
(29)	Incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).
(30)	Incorporated by reference to Exhibit 10.35 to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).
(31)	Incorporated by reference to Exhibit 10.79 to the Form 10-Q for the quarter ended September 30, 2010 filed on November 12, 2010 (File No. 000-50216).
(32)	Incorporated by reference to Exhibit 10.39 to the Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 (File No. 000-50216).
(33)	Incorporated by reference to Exhibit 10.43 to the Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 (File No. 000-50216).
(34)	Incorporated by reference to Exhibit 10.56 to the Form 10-Q for the quarter ended September 30, 2008 filed on November 07, 2008 (File No. 000-50216).
(35)	Incorporated by reference to Exhibit 10.64 to Form 10-K for the year ended December 31, 2009 filed on March 29, 2010 (File No. 000-50216).
(36)	Incorporated by reference to Exhibit 10.66 to Form 10-K for the year ended December 31, 2009 filed on March 29, 2010 (File No. 000-50216).
(37)	Incorporated by reference to Exhibit 10.71 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(38)	Incorporated by reference to Exhibit 10.74 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).

(39)	Incorporated by reference to Exhibit 10.76 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(40)	Incorporated by reference to Exhibit 10.77 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(41)	Incorporated by reference to Exhibit 10.78 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(42)	Incorporated by reference to Exhibit 10.80 to the Form 10-Q for the quarter ended September 30, 2010 filed on November 12, 2010 (File No. 000-50216).
(43)	Incorporated by reference to Exhibit 10.81 to the Form 10-K for the year ended December 31, 2010 filed on March 28, 2011 (File No. 000-50216).
(44)	Incorporated by reference to Exhibit 10.83 to the Form 10-Q for the quarter ended March 31, 2011 filed on May 13, 2011 (File No. 000-50216).
(45)	Incorporated by reference to Exhibit 10.84 to the Form 10-Q/A for the quarter ended June 30, 2011 filed on September 28, 2011 (File No. 000-50216).
(46)	Incorporated by reference to Exhibit 10.85 to the Form 10-Q/A for the quarter ended June 30, 2011 filed on September 28, 2011 (File No. 000-50216).
(47)	Incorporated by reference to Exhibit 10.86 to the Form 10-Q for the quarter ended June 30, 2011 filed on August 12, 2011 (File No. 000-50216).
(48)	Incorporated by reference to Exhibit 10.87 to the Form 10-Q for the quarter ended June 30, 2011 filed on August 12, 2011 (File No. 000-50216).
(49)	Incorporated by reference to Exhibit 10.88 to the Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 (File No. 000-50216).
(50)	Incorporated by reference to Exhibit 10.89 to the Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 (File No. 000-50216).
(51)	Incorporated by reference to Exhibit 10.90 to the Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 (File No. 000-50216).
(52)	Incorporated by reference to Exhibit 10.91 to the Form 8-K dated November 21, 2011 filed November 22, 2011 (File No. 000-50216).
(53)	Incorporated by reference to the same number exhibit filed to the Form 10-K for the year ended December 31, 2011 filed on March 15, 2012 (File No. 000-50216).
(b)	See (a)(3) above.
(c)	See (a)(2) above.

