Form 10-Q
period 2012-03-31
ADA-ES INC
filed 2012-05-10
CIK 1223112

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, no par value	10,004,294

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,328	$40,879
Receivables, net of allowance for doubtful accounts	7,557	5,914
Investment in securities	403	508
Prepaid expenses and other assets	4,087	3,924

Total current assets	40,375	51,225

Property and Equipment, at cost	47,754	41,771
Less accumulated depreciation and amortization	(5,649)	(4,651)

Net property and equipment	42,105	37,120

Investment in unconsolidated entity	1,126	590
Deferred taxes	17,226	16,233
Other assets	881	931

Total other assets	19,233	17,754

Total Assets	$101,713	$106,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,631	$10,058
Accrued payroll and related liabilities	1,120	2,545
Line of credit	17,643	10,873
Deposits	11,900	14,900
Deferred revenue and other liabilities	5,408	5,105
Settlement awards and related accrued liabilities	3,884	3,983

Total current liabilities	46,586	47,464

Long-term Liabilities:
Line of credit	—	3,624
Settlement awards and indemnity liability	5,000	5,200
Deferred revenue	1,105	—
Accrued warranty and other liabilities	658	632

Total long-term liabilities	6,763	9,456

Total liabilities	53,349	56,920

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
ADA-ES, Inc. stockholders’ equity
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 10,003,905 and 9,996,144 shares issued and outstanding, respectively	93,310	93,184
Accumulated deficit	(49,470)	(48,069)

Total ADA-ES, Inc. stockholders’ equity	43,840	45,115
Non-controlling interest	4,524	4,064

Total Stockholders’ Equity	48,364	49,179

Total Liabilities and Stockholders’ Equity	$101,713	$106,099

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended March 31,
	2012	2011
Revenue:
Refined coal	$15,174	$6,086
Emission control	2,764	2,033
CO2 capture	282	348

Total revenues	18,220	8,467

Cost of Revenues:
Refined coal	12,043	175
Emission control	2,068	836
CO2 capture	117	283

Total cost of revenues	14,228	1,294

Gross Margin before Depreciation and Amortization	3,992	7,173

Other Costs and Expenses:
General and administrative	3,639	4,817
Research and development	564	321
Depreciation and amortization	1,024	185

Total expenses	5,227	5,323

Operating Income (Loss)	(1,235)	1,850

Other Income (Expense):
Net equity in net income (loss) from unconsolidated entities	36	(1,959)
Other income including interest	99	592
Interest expense	(470)	—
Settlement of litigation and arbitration award, net	(284)	(39,502)

Total other income (expense)	(619)	(40,869)

Loss from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	(1,854)	(39,019)

Income Tax Benefit	1,019	14,256

Net Loss Before Non-controlling Interest	(835)	(24,763)

Non-controlling Interest	(566)	(2,779)

Net Loss Attributable to ADA-ES, Inc.	$(1,401)	$(27,542)

Net Loss Per Common Share – Basic and Diluted Attributable to ADA-ES, Inc.	$(0.14)	$(3.63)

Weighted Average Common Shares Outstanding	9,999	7,579

Weighted Average Diluted Common Shares Outstanding	9,999	7,579

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Quarters Ended March 31, 2012 and 2011

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		(Accumulated	Total ADA-ES Stockholders’	Non- controlling	Total
	Shares	Amount	Deficit)	Equity	Interest	Equity
Balances, January 1, 2011	7,538,861	$39,627	$(28,218)	$11,409	$2,035	$13,444
Stock-based compensation	59,573	416	—	416	—	416
Issuance of stock to 401(k) plan	7,504	90	—	90	—	90
Issuance of stock on exercise of options	2,216	20	—	20	—	20
Equity contributions by non-controlling interest	—	—	—	—	250	250
Distributions to non-controlling interest	—	—	—	—	(3,029)	(3,029)
Expense of stock issuance and registration	—	(17)	—	(17)	—	(17)
Net (loss) income	—	—	(27,542)	(27,542)	2,779	(24,763)

Balances, March 31, 2011	7,608,154	$40,136	$(55,760)	$(15,624)	$2,035	$(13,589)

Balances, January 1, 2012	9,996,144	$93,184	$(48,069)	$45,115	$4,064	$49,179
Stock-based compensation	2,235	47	—	47	—	47
Issuance of stock to 401(k) plan	3,859	84	—	84	—	84
Issuance of stock on exercise of options	1,667	17	—	17	—	17
Distributions to non-controlling interest	—	—	—	—	(106)	(106)
Expense of stock issuance and registration	—	(22)	—	(22)	—	(22)
Net (loss) income	—	—	(1,401)	(1,401)	566	(835)

Balances, March 31, 2012	10,003,905	$93,310	$(49,470)	$43,840	$4,524	$48,364

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Quarter Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(1,401)	$(27,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,024	185
Deferred tax benefit	(1,019)	(14,256)
Expenses paid with stock, restricted stock and stock options	131	506
Net equity in net (income) loss from unconsolidated entities	(36)	1,958
Non-controlling interest in income from subsidiaries	566	2,779
Changes in operating assets and liabilities:
Receivables, net	(1,643)	421
Prepaid expenses and other assets	(62)	(95)
Accounts payable	(3,427)	(455)
Accrued payroll, expenses and other related liabilities	(1,425)	422
Deposits	(3,000)	—
Deferred revenue and other liabilities	1,434	(1,240)
Settlement awards and related accrued liabilities	(300)	39,502

Net cash provided by (used in) operating activities	(9,158)	2,185

Cash Flows from Investing Activities:
Maturity of investment	105	—
Principal payments received on notes receivable	—	571
Capital expenditures for equipment, patents and development projects	(6,033)	(1,060)

Net cash used in investing activities	(5,928)	(489)

Cash Flows from Financing Activities:
Net borrowings under line of credit	3,146	716
Loan to unconsolidated entity	(500)	—
Non-controlling interest equity contributions	—	250
Distributions to non-controlling interest	(106)	(3,029)
Exercise of stock options	17	—
Issuance of common stock	—	20
Stock issuance and registration costs	(22)	(17)

Net cash provided by (used in) financing activities	2,535	(2,060)

Decrease in Cash and Cash Equivalents	(12,551)	(364)
Cash and Cash Equivalents, beginning of period	40,879	9,696

Cash and Cash Equivalents, end of period	$28,328	$9,332

Supplemental Schedule of Non-Cash Flow Financing Activities:
Stock and stock options issued for services	$131	$506

Cash paid for interest	$686	$—

Accrued capital expenditures	$1,920	$—

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

(1)	Basis of Presentation

Nature of Operations

ADA-ES, Inc. (“ADA”), its three wholly-owned subsidiaries, Advanced Emissions Solutions, Inc., a Delaware corporation (“ADES”) and ADA Intellectual Property, LLC, a Colorado limited liability company (“ADA IP”), both of which had no operations during the first quarter of 2012, and ADA Environmental Solutions, LLC, a Colorado limited liability company (“ADA LLC”) and ADA’s joint venture interest in Clean Coal Solutions, LLC (“Clean Coal”) are collectively referred to as the “Company”. The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning electric power generation industry. The Company generates a substantial part of its revenue from the sale of refined coal (“RC”), the sale of Activated Carbon Injection (“ACI”) systems, contracts co-funded by the government and industry and the development and lease of equipment for the RC market. The Company’s sales occur principally throughout the United States.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial statements of ADA, ADES, ADA IP, ADA LLC and Clean Coal. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts have been reclassified from the prior periods to conform to the current period financial statement presentation. Such reclassification had no effect on the net loss reported.

New Accounting Standard

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company performs its annual goodwill impairment test in the fourth quarter and does not expect the adoption of this ASU to significantly impact its consolidated financial statements.

(2)	Investment in Unconsolidated Entity

Clean Coal Solutions Services

On January 20, 2010, the Company, together with NexGen Resources Corporation (“NexGen”), formed Clean Coal Solutions Services, LLC (“CCSS”) for the purpose of operating RC facilities leased to third parties. The Company has a 50% ownership interest in CCSS (but does not have management control of it) and the Company’s investment in and advances to CCSS which totaled $1.1 million as of March 31, 2012 includes its share of CCSS’ income since its formation and is accounted for under the equity method of accounting. The following schedule shows unaudited consolidated summarized information as to assets, liabilities and revenues and net income attributed to CCSS before consolidation. CCSS’ consolidated financial statements include the financial results of the entities that lease RC facilities and its revenues includes sale of RC and its cost of sales include raw coal purchases.

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Current assets	$35,051	$22,609
Property, equipment, and other long-term assets	2,775	3,682

Total Assets	$37,826	$26,291

Total Liabilities	$23,969	$15,988

	Quarter Ended March 31
	2012	2011
	(in thousands)
Net revenue	$38,792	$48,585
Net income- attributed to CCSS	$73	$53

(3)	Joint Venture Investment in Clean Coal

In November 2006, the Company sold a 50% interest in its joint venture called Clean Coal Solutions, LLC, which was formed in 2006 with NexGen, to market RC technology. In May 2011, Clean Coal sold an effective 15% interest of its equity to an affiliate of The Goldman Sachs Group, Inc. (“GS”). GS’s interest has certain preferences over ADA and NexGen as to liquidation and profit distribution. GS has no further capital call requirements and does not have a voting interest but does have approval rights over certain corporate transactions.

In September 2011, ADA, NexGen, and GS entered into the First Amendment to the Second Amended and Restated Operating Agreement pursuant to which ADA and NexGen each transferred their 2.5% member interests in each of Clean Coal’s subsidiaries back to Clean Coal. As a result of these transactions, ADA’s interest in Clean Coal’s net profits and losses is now 42.5%. This restructuring of ownership interests did not change the financial relationships of the parties and ADA still maintains a 50% controlling and governance interest in Clean Coal. Since its inception, ADA has been considered the primary economic beneficiary of this joint venture and has consolidated the accounts of Clean Coal.

Clean Coal’s function is to supply technology, equipment and technical services to cyclone-fired and other boiler users, but Clean Coal’s primary purpose is to put into operation facilities that produce RC that qualifies for tax credits that are available under Section 45 of the Internal Revenue Code (“Section 45 tax credits”). Clean Coal qualified two facilities in 2009 for such purposes and leased those facilities to a third party in 2010.

In December 2010, the Tax Relief and Job Creation Act of 2010 extended the placed in service deadline for the Section 45 tax credits to January 1, 2012. In consideration of the extension, Clean Coal built and qualified an additional 26 RC facilities in 2011, which met the extended placed in service date. In November and December 2011, the two leased RC facilities qualified in 2009 were exchanged with newly constructed, redesigned RC facilities. The new leases carry over most of the substantive terms and conditions of the initial leases.

The operating agreement of Clean Coal requires NexGen and ADA to each pay 50% of the costs of operating Clean Coal and specifies certain duties that both parties are obligated to perform. Pursuant to the Second Amended and Restated Operating Agreement and Exclusive Right to Lease Agreement, GS is in the process of exercising its exclusive right (but not the obligation) to lease facilities that will produce up to approximately 12 million tons of RC per year on pre-established lease terms similar to those currently in effect for Clean Coal’s first two leased facilities.

Following is unaudited summarized information as to assets, liabilities and results of operations of Clean Coal:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Primary assets
Cash and cash equivalents	$1,327	$8,804
Accounts receivable, net	4,244	3,177
Prepaid expenses and other assets	3,273	3,028
Property, plant and equipment including assets under lease and assets placed in service, net	40,668	36,751
Primary liabilities
Accounts payable and accrued liabilities	$6,286	$11,735
Line of credit	17,643	14,497
Deferred revenue, current and deposits	16,495	18,500
Deferred revenue, long term	1,105	—

	Quarter Ended March 31,
	2012	2011
	(in thousands)
Net revenue	$15,174	$6,079
Net revenue excluding RC sales	$5,402	$6,079
Net income	$985	$5,264

(4)	Deferred Revenue and Deposits

Deferred revenue consists of:

•	billings in excess of costs and earnings on uncompleted contracts; and

•	deferred rent revenue related to Clean Coal’s lease of its RC facilities.

Clean Coal Deferred Rent Revenue

In June 2010, Clean Coal executed agreements to lease two RC facilities. These agreements provided for, among other things, a “prepaid rent payment” of $9 million for both facilities that was received before June 30, 2010. In November and December 2011, Clean Coal entered into transactions to exchange the existing facilities. There was no change to the prepaid rent payment or amortization period as a result of the exchange. A third RC facility was leased to GS during the first quarter of 2012. Prepaid rent of $3 million related to this facility will be amortized starting in the third quarter of 2012.

Thus far in 2012, the Company has recognized $5.4 million in total rent revenues related to the RC facilities which includes $900,000 from the initial prepaid rent payment. Current deferred revenues of $4.6 million are included in deferred revenue and other liabilities in the consolidated balances sheets and long-term deferred revenues of $1.1 million are included in deferred revenue in the consolidated balance sheets at March 31, 2012 related to these rent revenues.

Clean Coal Deposits

Clean Coal has deposits of $11.9 million towards RC facilities which may be leased upon attainment of certain milestones that are included in deposits in the consolidated balance sheets at March 31, 2012.

(5)	Net Loss Per Share

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

All outstanding stock options (see Note 7) to purchase shares of common stock for the quarters ended March 31, 2012 and 2011 were excluded from the calculation of diluted shares as their effect is anti-dilutive.

(6)	Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Years	As of March 31, 2012	As of December 31, 2011
		(in thousands)
Machinery and equipment	3-10	$4,620	$3,937
Leasehold improvements	2-5	1,459	624
Furniture and fixtures	3-7	599	281
RC assets under lease and placed in service	10	41,076	36,929

		47,754	41,771
Less accumulated depreciation and amortization		(5,649)	(4,651)

Total property and equipment, net		$42,105	$37,120

	Quarter Ended March 31,
	2012	2011
	(in thousands)
Depreciation and amortization	$1,024	$185

(7)	Share Based Compensation

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

Following is a table of options activity for the quarter ended March 31, 2012:

	Employee and Director Options	Weighted Average Exercise Price
Options outstanding, January 1, 2012	182,942	$9.95
Options granted	—	—
Options expired	—	—
Options exercised	(1,667)	10.18

Options outstanding and exercisable, March 31, 2012	181,275	$9.95

Following is a table of aggregate intrinsic value of options exercised and exercisable for the quarter ended March 31, 2012:

	Intrinsic Value	Average Market Price
Exercised, March 31, 2012	$21,035	$22.80

	Intrinsic Value	Market Price
Exercisable, March 31, 2012	$2,603,994	$24.31

Stock options outstanding and exercisable at March 31, 2012 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$8.60 - $10.20	142,583	$8.66	3.6
$13.80 - $15.20	38,692	$14.70	3.3

	181,275	$9.95	3.6

No options were granted and/or vested during the quarter ended March 31, 2012.

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

In 2009, the Company revised its 401(k) Plan. The revision permits ADA to issue shares of its common stock to employees to satisfy its obligation to match employee contributions under the terms of the plan in lieu of matching contributions in cash. ADA reserved 300,000 shares of its common stock for this purpose. The value of common stock issued as matching contributions under the plan is determined based on the per share market value of ADA’s common stock on the authorization date.

Following is a table summarizing the activity under various stock issuance plans for the quarter ended March 31, 2012:

Stock Issuance Plans
	2007 Plan	401(k) Plan	Other Stock Plans
Balance available, January 1, 2012	30,954	156,025	5,065
Evergreen addition	209,628	—	—
Restricted stock issued to new and anniversary employees	(1,371)	—	—
Stock issued based on incentive and matching programs to employees	—	(3,859)	—
Stock issued to executives, directors and non-employees	(864)	—	—

Balance available, March 31, 2012	238,347	152,166	5,065

Expense recognized under the different plans for the quarter ended:
	(in thousands)
March 31, 2012	$47	$84	$—
March 31, 2011	$308	$90	$108

Unrecognized expense under the different plans for the quarter ended:
	(in thousands)
March 31, 2012	$518	$—	$—
March 31, 2011	$336	$—	$—

A summary of the status of the non-vested shares under the 2007 Plan as of March 31, 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	107,991	$6.98
Granted	1,532	22.59
Vested	(739)	22.59
Forfeited	(161)	12.60

Non-vested at March 31, 2012	108,623	$6.99

(8)	Stockholders’ Equity

For the quarters ended March 31, 2012 and 2011, the non-controlling interest portion of stockholders’ equity consists of the non-controlling interest related to Clean Coal.

(9)	Commitments and Contingencies

Line of Credit

Clean Coal has available a revolving line of credit with a bank for $15 million that is secured by substantially all the assets of Clean Coal (including its subsidiaries). The line of credit expires in March 2013 and requires four equal quarterly installments of principal (plus all accrued interest at such time) to be paid beginning June 30, 2012. Borrowings under the line of credit bear interest at the higher of the “Prime Rate” (as defined in the related credit agreement) plus one percent (1%) or 5% per annum (effective rate of 5% at March 31, 2012).

In March 2012, a $3 million increased commitment note was issued in conjunction with the line of credit. This amount was secured by a cash collateral account of $3 million, with interest at 4.4%, was due on or before May 1, 2012 and has been repaid. At March 31, 2012, the outstanding balance on the line of credit and commitment note was $17.6 million. Borrowings under the line of credit are subject to certain financial covenants applicable to Clean Coal.

Retirement Plan

ADA assumed the 401(k) plan covering all eligible employees as of January 1, 2003 which was revised in 2009, and makes matching contributions to the plan in the form of cash and its common stock. Such contributions are as follows:

	Quarter Ended March 31,
	2012	2011
	(in thousands)

Matching contributions in stock	$84	$90

Performance Guarantee on Emission Control Systems

Under certain contracts to supply emission control systems, the Company may guarantee certain aspects of the performance of the associated equipment for a specified period to the owner of the power plant. The Company may also guarantee the achievement of a certain level of mercury removal if certain conditions around injecting the specified quantity of a qualified AC at the specified injection rate and other plant operating conditions are met. In the event the equipment fails to perform as specified, the Company may have an obligation to correct or replace the equipment. In the event the level of mercury removal is not achieved, the Company may have a “make right” obligation within the contract limits. The Company assesses the risks inherent in each applicable contract and accrues an amount that is based on estimated costs that may be incurred over the performance period of the contract. Such costs are included in the Company’s accrued warranty and other liabilities in the accompanying consolidated balance sheets. Any warranty costs paid out in the future will be charged against the accrual. The adequacy of warranty accrual balance is assessed at least quarterly based on the then current facts and circumstances and adjustments are made as needed. The changes in the carrying amount of the Company’s performance guaranties are as follows:

	Quarter Ended March 31,
	2012	2011
	(in thousands)
Beginning balance	$547	$612
Performance guaranties accrued	1	22
Expenses paid	(2)	(49)

Ending balance	$546	$585

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

Arbitration Award Liabilities

As previously reported in various filings, ADA had been engaged in litigation with Norit. The Norit lawsuit initially filed in Texas was moved to arbitration, and on April 8, 2011, the arbitration panel issued an interim award holding ADA liable for approximately $37.9 million for a non-solicitation breach of contract claim and held ADA and certain other defendants liable for royalties of 10.5% for the first three years beginning in mid-2010 and 7% for the following five years based on adjusted sales of AC from the Red River plant.

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

The Company has accrued a current liability as of March 31, 2012 of $2.8 million which is included in settlement awards and related accrued liabilities and a long-term liability of $5 million which is included in settlement awards and indemnity liability in the consolidated balance sheets related to this agreement.

Indemnity Liability Settlement

As previously reported in various filings, in November 2011, ADA entered into an Indemnity Settlement Agreement whereby ADA agreed to settle certain indemnity obligations asserted against ADA related to the Norit litigation and relinquish all of its interest in ADA Carbon Solutions, LLC (“Carbon Solutions”). Our net investment in Carbon Solutions was accounted for under the equity method of accounting and our respective share of Carbon Solutions’ losses of $2 million for the three months ended March 31, 2011 is included in the consolidated statements of operations. Under the terms of the Indemnity Settlement Agreement, ADA paid a $2 million payment on November 28, 2011 and agreed to make 16 additional monthly payments of $100,000 with the first one paid on November 28, 2011, and the remaining 15 payments commencing on December 1, 2011, relinquished all of its equity interest in Carbon Solutions to Carbon Solutions and amended the Intellectual Property License Agreement dated October 1, 2008 between ADA and Carbon Solutions.

The Company has accrued a current liability as of March 31, 2012 of $1.1 million which is included in settlement awards and related accrued liabilities in the consolidated balance sheets related to this agreement.

(10)	Business Segment Information

The following information relates to the Company’s three reportable segments: Refined coal (“RC”), Emission control (“EC”) and CO2 capture (“CC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies and the U.S Government.

	Quarter Ended March 31,
	2012	2011
	(in thousands)
Revenue
RC
Rental income	$5,391	$6,086
Coal sales	9,773	—
Other revenues	10	—

	15,174	6,086

EC
Systems and equipment	1,412	948
Consulting and development	1,135	646
Chemicals	217	439

	2,764	2,033

CC	282	348

Total	$18,220	$8,467

Segment profit
RC	$1,786	$5,566
EC	75	736
CC	62	14

Total	$1,923	$6,316

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Quarter Ended March 31,
	2012	2011
	(in thousands)
Total segment profit	$1,923	$6,316
Non-allocated general and administrative expenses	(2,134)	(4,281)
Depreciation and amortization	(1,024)	(185)
Other income including interest	99	592
Interest expense	(470)	—
Settlement of litigation and arbitration award, net	(284)	(39,502)
Net equity in net income (loss) of unconsolidated entities	36	(1,959)
Deferred income tax benefit	1,019	14,256
Net (income) loss attributable non-controlling interest	(566)	(2,779)

Net loss attributable to ADA-ES, Inc.	$(1,401)	$(27,542)

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

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve risks and uncertainties. Words or phrases such as “anticipates,” “believes,” “hopes,” “expects,” “intends,” “plans,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	when mercury and other regulations or pollution control requirements will become effective and the scope and impact of such regulations, including the impact of the final Mercury and Air Toxics Standards (“MATS”);

(b)	expected growth in our target markets;

(c)	expected supply and demand for our products and services;

(d)	continued funding by Congress of our Department of Energy (“DOE”) CO2 projects, including industry cost share of such projects;

(e)	the effectiveness of our technologies and the benefits they provide;

(f)	expected timing of conducting additional demonstrations of our technology and completing a supply agreement with Arch Coal;

(g)	the timing of awards of, and work under, our contracts and agreements and their value and their availability;

(h)	expected production levels at our refined coal (“RC”) facilities, when those RC facilities will be placed into permanent operation and expected use of the tax credits under Section 45 of the Internal Revenue Code (“Section 45 tax credits”) generated by the RC facilities;

(i)	our ability to profitably sell, lease and/or operate additional RC facilities;

(j)	timing and amounts of or changes in future revenues, funding for our business and projects, margins, expenses, earnings, tax rate, cash flow, working capital, liquidity and other financial and accounting measures; and

(k)	the materiality of any future adjustments to previously recorded revenue as a result of DOE audits.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, timing of new and pending regulations and any legal challenges to them; the government’s failure to promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address expected growth in our target markets; loss of key personnel; failure to satisfy performance guaranties; the failure of the facilities leased by Clean Coal Solutions, LLC (“Clean Coal”) to continue to produce coal that qualifies for Section 45 tax credits; termination of the leases of such facilities; decreases in the production of RC by the lessees of Clean Coal’s RC facilities; plant outages; seasonality; failure to monetize the new CyCleanTM and M-45TM facilities; our inability to negotiate, execute and close on definitive agreements for the license of the M-45 technology to Clean Coal; inability to put into permanent operation our available RC facilities and obtain necessary agreements, permits and private letter rulings from the IRS; availability of raw materials and equipment for our businesses; our inability to realize our deferred tax assets; intellectual property infringement claims from third parties; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements made in this report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

We develop, offer and implement proprietary environmental technology and market specialty chemicals to the coal-burning electric utility steam generating units (“EGU”) industry, to the Portland cement industry and to industrial boiler operators. We have three operating segments: RC (refined coal), EC (emission control) and CC (CO2 capture). The RC segment includes revenues from the leasing of RC facilities and RC sales which approximate the cost of raw coal acquired for RC facilities operated for our own account. The EC segment includes revenue from the supply of emissions control systems including powdered activated carbon injection (“ACI”) systems, dry sorbent injection (“DSI”) systems to control SO2 and other acid gases and the sale of specialty chemicals, equipment and services for flue gas conditioning projects and other applications, the licensing of certain technology and consulting services related to such matters and other applications. The CC segment includes revenue from projects relating to the CO2 capture and control market, including projects co-funded by government agencies, such as the Department of Energy (“DOE”) and industry supported contracts.

Our RC segment generates revenues through leasing RC facilities, which qualify for Section 45 tax credits, to third party financial institutions as well as operating RC facilities and keeping the tax credits for our own and our partners’ accounts. To date, 28 RC facilities that qualify for the Section 45 tax credits have been “placed in service” through Clean Coal, our RC joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation, and with an affiliate of The Goldman Sachs Group, Inc. (“GS”).

The primary drivers for many of our EC products and services are environmental laws and regulations impacting the electric power generation industry. Environmental regulations, such as the 1990 Clean Air Act Amendments, the recently enacted Mercury and Air Toxics Standards (“MATS”) regulations, upcoming Industrial Boiler (“IBMACT”) regulations, various state regulations and permitting requirements for coal-fired power plants are requiring electric power generators to reduce emissions of pollutants, such as particulate matter, SO2, NOx, mercury, and acid gases. We are a key supplier of mercury control equipment and services, which includes ACI systems, to the EC market whose commercial equipment component first began in 2005 when several individual states began to require limits on mercury emissions. We also offer DSI systems to control SO2 and acid gases such as HCI.

We conduct research and development efforts in CO2 capture and control from coal-fired boilers. In September 2010, we signed our second significant contract related to CO2 capture with the DOE, which is expected to continue through the end of 2014.

Refined Coal

We are marketing our CyClean and M-45 RC technologies, services and equipment through our joint venture in Clean Coal. Since its inception, ADA has been considered the primary economic beneficiary of Clean Coal and has consolidated its accounts.

Environmental Legislation and Regulations

Clean Coal’s primary opportunity is based on Section 45 tax credits, as amended by the American Jobs Creation Act of 2004, the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Tax Relief and Job Creation Act of 2010. In December 2009, the IRS issued the initial guidance as to the specifics concerning how the emissions reductions are to be measured and certified to demonstrate compliance necessary to qualify for the Section 45 tax credits.

In December 2010, the Tax Relief and Job Creation Act of 2010 extended the placed in service deadline for the Section 45 tax credits to January 1, 2012. The 2012 tax credit amounts to $6.47 per ton of RC, and escalates annually through 2021.

Leased and Operating RC Facilities

On June 29, 2010, Clean Coal executed contracts in which two RC facilities were leased by Clean Coal’s wholly owned subsidiaries (the “Lessors”) to GS RC Investment, LLC (the “Lessee”), The two facilities were installed at two different power plants in the Midwest each of which operates two cyclone boilers burning Powder River Basin (“PRB”) coal from Wyoming. On November 21 and December 15, 2011, Clean Coal, the Lessors and the Lessee entered into two Exchange Agreements pursuant to which the parties exchanged the leased RC facilities at each power plant with newly constructed, redesigned RC facilities which resulted in termination of the original leases and entry into new lease agreements (the “Exchange Transactions”). The new leases carry over most of the substantive terms and conditions of the initial leases and have annual terms that automatically renew through December 31, 2021.

As a result of the extension of the placed in service deadline, Clean Coal built and qualified an additional 26 RC facilities that met the extended placed in service date. These facilities use a combination of our CyClean technology, which is limited to cyclone boilers, and M-45 technology, which can be used in non-cyclone boilers. We licensed the CyClean technology to Clean Coal on an exclusive basis in October 2009, and in November 2011, we signed a non-binding term sheet to exclusively license the M-45 RC technology to Clean Coal in order to leverage Clean Coal’s operating expertise, to place as many facilities in service before the year-end placed in service deadline as possible, and to take advantage of the other synergies that can be obtained by Clean Coal having the ability to provide and use either the CyClean or M-45 technology. We expect the license of the M-45 technology, which is subject to negotiation and closing of definitive agreements, to provide ADA with a royalty based on a percentage of operating income from future production of RC produced with the M-45 technology and prepaid royalties that included an initial refundable payment from Clean Coal to ADA of $2 million (which amount has been eliminated in our consolidated financial reporting) upon signing of the term sheet with additional refundable payments of up to $8 million upon meeting certain milestones. The prepaid royalty payments are refundable via a withholding from 50% of future distributions or payments to ADA from Clean Coal if certain conditions are not satisfied.

ADA expects several of these newly qualified RC facilities to begin routine operations in 2012. Once the final utility site and financing partner have been determined, it takes an average of approximately six months to obtain environmental permits for full-time operation, secure necessary approvals from state Public Utility Commissions, and negotiate and complete all necessary contracts. Since the IRS did not provide explicit guidance on blending of coal to qualify for Section 45 tax credits, some of these facilities will likely seek private letter rulings (“PLRs”) from the IRS, which may take two to three months to obtain after formal contracts are completed. We expect that the transactions for the new leases of the new RC facilities over the next year will be structured similarly to the lease transactions previously entered into for the two initial RC facilities placed in service in June of 2010. As was generally the case in those transactions, the lease of the RC facilities and the monetization of the Section 45 tax credits involve a relationship between the utility, a financial institution and Clean Coal. By leasing the RC facility and producing RC, the financial institution receives the benefit of the annually escalating per ton Section 45 tax credit and is able to deduct depreciation. In return it pays, and may also deduct, a fee to the utility for land use to site the RC facility and operational costs. In addition, the financial institution pays a combination of fixed and contingent rents to Clean Coal for the lease of the RC facility. In addition to the site payment, the utility receives the benefit of the resulting mercury reductions which have an estimated value of between $1.00- $4.00 per ton. For some facilities, Clean Coal may choose to operate the facility in order to directly receive the benefit of the Section 45 tax credit.

In connection with the Exclusive Right to Lease Agreement (“Lease Agreement”) among ADA, NexGen and Clean Coal as discussed in prior filings, Clean Coal granted GS the exclusive right (but not the obligation) to lease facilities that will produce up to approximately 12 million tons (+/- 10%) (the “Target Tons”) of RC per year on pre-established lease terms similar to those currently in effect for Clean Coal’s two then-existing leased facilities, but which are more economically favorable to Clean Coal than the rates in the leases for the existing RC facilities that Clean Coal leased to another GS affiliate in June 2010. Clean Coal is required to submit a package to GS with respect to each RC facility it proposes that GS consider for leasing (being all RC facilities developed by Clean Coal until the Target Tons are met), and upon certification and acceptance of the certification for a given RC facility by GS, GS is required to pay Clean Coal, as a deposit, an agreed amount for each 1 million tons of projected annual RC production. Upon closing of a lease of a RC facility from Clean Coal, GS is required to pay Clean Coal an additional amount per 1 million tons of projected annual RC production. These payments are paid as advance rent, and actual amounts due under the leases (with true-ups) will be paid in accordance with the operative lease and related agreements, which are to be based on the forms of documents that were used in the transactions for the existing RC facilities leased to the Lessee and will include guaranties by us and NexGen. The initial lease terms are expected to be five years, with annual renewals for five successive one-year periods. If GS determines that it wishes not to lease a RC facility after it has paid the deposit, it can demand the return of the deposit paid for that RC facility, and the deposit must be paid within 30 days of the end of the quarter in which the demand is made. The amount of any deposit will earn interest from the date of demand until the deposit is paid. Clean Coal received $14.9 million from GS in 2011 as initial deposits for more than the Target Tons, which according to the Lease Agreement reserves its right to negotiate for specific RC facilities. We are also currently in discussions with a number of other major financial institutions and corporate investors to reserve the right to negotiate on a number of the remaining facilities.

With progress to date, currently a total of five RC facilitates are operating at full time status. Pursuant to the Lease Agreement, Clean Coal leased an additional RC facility to GS in the first quarter of 2012 pursuant to agreements with substantially similar terms and conditions as those applicable to the two other currently leased RC facilities.

In addition to the three leased RC facilities, Clean Coal began full time operations for two additional RC facilities in the first and second quarters of 2012 for its own account (as well as part time operation on a few other RC facilities), resulting in its right to claim the Section 45 tax credits. Clean Coal plans to retain and operate one of these RC facilities permanently for its own account going forward and to lease the other RC facility currently in full time operation to a financial institution pending completion of definitive agreements.

Status of Remaining RC Facilities

Based upon the progress to date with the available RC facilities, we expect several to be in full time operation by the end of the second quarter of 2012, such that we will be at three times the 2011 RC production levels by the end of the second quarter. We plan to place into full time operations the remaining facilities in 2013. For the remaining facilities, there are a number of possible locations all with different sizes and characteristics. As a result, it is difficult to provide explicit guidance at this time for their permanent placement. For example, we are holding five facilities in reserve for placement at five very large potential RC production sites. Each of these sites has its own unique set of circumstances and issues that will likely require some change in operations at the utility or other changes such as technology improvements, switch in coal rank, or a PLR, in order for those facilities to begin full time operation.

Based on the current Section 45 tax credits, we expect Clean Coal to generate revenues from leasing to financial institutions or from tax credits produced by retaining and operating the 26 RC facilities that met the placed in service deadline in 2011 through December 31, 2021 and the two RC facilities placed in service in 2009 through December 31, 2019. Currently, we expect that Clean Coal will ultimately permanently retain and operate RC facilities producing approximately one ton for every four tons produced by RC facilities that it leases to a third party to help offset tax liabilities. We do not expect to build any additional RC facilities for our Section 45 business unless the placed in service deadline is further extended by Congress. Upon expiration of the tax credits on or before December 31, 2021, the leases of our RC facilities to financial institutions will terminate. We may then sell or lease the RC facilities directly to the utilities, or operate them on behalf of utility customers given the significant benefit of the resulting mercury reductions such facilities provide. The tax credits would no longer be available absent further extension by Congress.

We are also in the process of increasing the number of companies that we are negotiating with to monetize the Section 45 tax credits. By the end of the second quarter we expect that we will have leased RC facilities to two or three new financial groups. As more of the RC facilities become operational and operating for longer periods, we believe the technical and tax credit risks are reduced. As a result, we expect the financial terms around future lease transactions to improve for Clean Coal and result in higher per-ton profits. In addition, our RC business opportunities do not depend upon any new environmental or tax regulations. The current ten year tax credits do not require any additional approval by Congress, which provides us with a high degree of confidence that Clean Coal and the M-45 technologies will generate long-term cash flows.

ADA expects to generate pre-tax income of greater than $1.00 per ton of RC produced per year for facilities leased to others after payments to its joint venture partners for the ten year life of the tax credits. If all RC systems become fully operational, after obtaining environmental permits for full-time operation and completing all necessary contracts, we expect them to produce a total of approximately 60 million tons of RC per year. From RC facilities leased to others, ADA expects revenue and earnings before interest and taxes (“EBIT”) to increase to a run rate of approximately $100 million and $50 million per year, or $5.00 per share, respectively, by the end of 2012, with the potential to double the revenue and EBIT figures by the end of 2013. In addition, based on the progress to date, we expect that by the end of the second quarter the EBIT rate for the RC facilities will exceed $25 million. During 2012, new facilities are also expected to generate significant cash receipts from prepaid rent for Clean Coal. For the RC production that Clean Coal retains, in addition to operating costs, Clean Coal will record coal sales and costs of coal that may be significant, which will result in increased revenues (over and above the revenue increases from the monetized RC facilities) and expenses, and will likely keep margin dollars similar to levels as if the RC was not retained. As a result, we expect that ADA’s effective corporate tax rate will decrease to approximately 10%.

Emission Control

Environmental Legislation and Regulations

Mercury has been identified as a toxic substance and, pursuant to a court order, the U.S. Environmental Protection Agency (“EPA”) issued regulations for its control from power plants in March 2005, which was known as the “Clean Air Mercury Rule” or “CAMR.” CAMR was subject to significant challenges and was ultimately declared invalid. In April 2010, the U.S. District Court of Appeals of the District of Columbia approved the consent agreement reached between the EPA and a coalition of public health and environmental groups that sued in 2008 to force the agency to set tighter emission limits. That settlement required the EPA to issue a draft rule in March 2011 and a final rule requiring strict plant-specific controls for power plants’ toxic air pollutants no later than November 16, 2011. On March 16, 2011, the EPA issued the draft of the proposed MATS rule, a Maximum Achievable Control Technology (“MACT”)-based hazardous pollutant regulation applicable to coal and oil fired electric utility steam generating units, which provides for among other provisions, control of mercury and volatile metals such as arsenic, selenium and control of acid gases such as HCl and other Hazardous Air Pollutants (“HAPs”). On October 28, 2011, the EPA, with approval of the environmental groups who were parties to the Court of Appeals consent, extended the deadline and the final rule was issued on December 16, 2011, and took effect on April 16, 2012. Prior to April 16, 2012, several industry groups, including Colorado’s Tri-State Generation and Transmission Association and The American Public Power Association among others, filed multiple lawsuits against the EPA with the U.S. Circuit Court of Appeals for the District of Columbia challenging various aspects of the MATS. At this time, we do not believe any of these lawsuits will have a material impact on the implementation of the mercury standards of MATS for existing generating units.

The final rule establishes standards for all HAPs emitted by coal and oil fired EGU’s with a capacity of 25 megawatts or greater. The standards are based upon the average of the best performing 12% of existing applicable power plants. The MATS provides the option to use facility-wide averaging of 90 days to meet the limits for mercury. The MATS limits mercury emissions to 1.2 pounds per Trillion BTU (1.0 pound per Trillion BTU if 90 day averaging is used) and requires capture of up to 80-90% of the mercury in the coal burned in electric power generation boilers as measured at the exhaust stack outlet for most coals having greater than 8,500 BTU per pound heat rate and 4.0 pounds per trillion BTU for lower rank coals such as lignite. The EPA estimates that there are approximately 1,200 coal-fired units and 300 oil-fired units affected by the MATS at about 600 power plants. Existing sources must comply with the MATS standards by April 16, 2015. An authorized permitting authority has the ability to grant sources up to a one year extension, on a case by case basis, if such additional time is necessary for the installation of controls.

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

The Cement MACT requires cement plants to reduce HAPs by August 6, 2013 including 92% of mercury and 83% of hydrocarbons. This regulation could require ACI systems on up to 90 cement kilns in the U.S., which are owned by approximately 15 companies. We have been engaged in several testing programs for cement companies to define their emissions and evaluate how ACI equipment and sorbents will work in that industry. The tests were designed to evaluate the effectiveness of collecting mercury and organics from cement kiln exhaust gas streams. While we have seen limited actual inquiries to date for ACI systems from cement companies, we believe the Cement MACT has the potential to increase the market for ACI systems once additional clarity is in place on the technical requirements of those rules.

The EPA also issued a new IBMACT regulation for coal-fired boilers that provide mostly steam and/or electricity for small industrial and institutional power needs with no more than 25 MW of electricity sold to the grid. The final regulation was released on February 23, 2011 and issued on March 21, 2011, with compliance deadlines originally scheduled for early 2014. On December 2, 2011, the EPA issued proposed reconsiderations of certain aspects of the IBMACT, including clarification of applicability and implementation issues. We believe the EPA intends to finalize these reconsiderations and issue a new rule by the end of June 2012.

The IBMACT could impact over 600 existing coal-fired industrial boilers. The final emission limit of 3.1 pounds of mercury per Trillion BTU for existing and .86 pounds per Trillion BTU for new coal-fired industrial boilers will on average require greater than 50% capture of mercury from coal-fired boilers burning various coals. We believe the final

IBMACT could significantly increase the market for ACI systems when considering the requirement to control mercury emissions under this final rule that can be controlled by use of activated carbon injection.

The Clean Air Act requires that all emission control related regulations be met within three years from the final date the new rule is posted in the Federal Register, with the potential extension of one year granted by individual states on a case by case basis. We believe that substantial long-term growth of the EC market for the electric power generation industry will most likely depend on how industry chooses to respond to the pending and new federal regulations. In general, all three of these regulations are less stringent than originally expected, meaning more flexibility for subject units in choosing low capital expense control technologies and likely fewer forced retirements from having to install large capital emission control equipment, such as scrubbers and baghouses. We believe the final MATS will create a large market for our emission control and refined coal products.

CSAPR, formerly known as the “Transport Rule”, was finalized by the EPA on July 6, 2011. CSAPR is intended to replace the EPA’s 2005 Clean Air Interstate Rule and requires 27 states in the Midwest and eastern half of the United States and the District of Columbia to significantly improve air quality by reducing power plant SO2 and nitrogen oxide emissions that contribute to ozone and fine particle pollution in other states. On December 30, 2011, the D.C. Circuit Court of Appeals issued a stay against implementation of the CSAPR in one of more than three dozen lawsuits challenging the CSAPR in order to hold a hearing on the issue of irreparable harm. Oral arguments in the case were heard on April 13, 2012. Although the court did not spell out its reasoning or address the underlying merits of the case, the plaintiffs had argued that the EPA’s six-month compliance timeline imposes a substantial and imminent injury. Absent the stay, the rule would have become effective on January 1, 2012 for SO2 and annual nitrogen oxide reductions and May 1, 2012 for ozone season nitrogen oxide reductions. A ruling from the court is expected in the summer.

Many power companies recognize the urgency of these issued and pending regulations, and as a result are contracting with us to evaluate mercury and acid gas control options at a number of their plants. Utilities need to know as soon as possible whether their existing EC components are sufficient to meet the new emissions standards with the installation of low capital expenditure (“CAPEX”) systems such as ACI and DSI systems. If utilities need to upgrade their equipment with new large capital equipment such as fabric filters or SO2 scrubbers, they need to quickly begin procurement of these systems due to long required lead times. As a result we expect additional near-term ACI and DSI demonstration revenue and bidding on related ACI and DSI equipment as discussed below.

Activated Carbon Injection and Dry Sorbent Injection Systems

ACI systems are currently the dominant control technology to address mercury emissions and have been widely deployed to meet the previously existing state and new plant regulations. We believe that this demand will significantly increase to meet the new MATS rules. ACI controls have historically been extensively evaluated by the DOE National Energy Technology Laboratory over the course of its three-phase mercury control field testing and demonstration program and have been demonstrated to reduce mercury emissions by up to 90% in many coal-fired power plants.

To date, we have obtained contracts for or are in the process of installing ACI systems intended to control mercury emissions from 54 coal-fired EGU boilers. We anticipate the need for 400 to 600 ACI systems to be supplied between 2012 and 2015, which would require rapid scale-up of our production capabilities to maintain our target and present 35% market share. For an average size EGU, the ACI equipment costs are between $600,000 and $ 1 million. We expect to continue to expand our sales staff as well as our pre-contract and post-contract engineering design group and fabrication alliances to meet this anticipated market. We are currently in discussions with several utilities about potential fleet-wide sales of ACI and DSI systems, for which a single fleet contract for ACI alone could exceed $10 million depending upon the final number and type of systems required and other related supply details. We believe several contracts for ACI and DSI systems will be awarded as early as the second and third quarters of this year and that MATS will eventually generate up to $300 million in sales of both ACI and DSI systems for the Company over the next three years. As an indication of progress in the development of this market, to date we have responded to greater than $130 million in bids for equipment and $6 million in bids for testing services. We anticipate that some of these contracts could be awarded as early as the second quarter of 2012.

In addition to the mercury control applications for ACI systems, we have also developed and are offering commercial DSI systems to inject dry alkali sorbents for control of acid gases such as SO3 and HCl as well as for control of the criteria pollutant SO2. DSI systems, which cost approximately $2 million to $3 million for an average size EGU, provide a low CAPEX alternative to scrubbers for meeting certain provisions of the MATS and CSAPR. We conducted full-scale tests of the DSI equipment in 2010 and 2011 for the control of HCl, SO2 and SO3 on plants burning bituminous, PRB, and lignite coals. In early February of this year, we were notified that our bid for a DSI system for a power generator was selected and we recently finalized the $2 million contract for this first commercial DSI system.

Enhanced Coal

A third ADA mercury-only coal treatment technology is also being marketed by the Company to meet mercury requirements currently existing in 19 states and the MATS requirements in 2015. Since 2004, we have been working with Arch Coal to explore certain unique characteristics of some types of coals mined by Arch Coal that allow them to be burned with lower emissions. We believe a technical breakthrough that involves the application of proprietary chemicals to Western Coals such as PRB likely reduces emissions of mercury and other metals when this “enhanced” coal (“Enhanced Coal”) is eventually burned at power plants. We believe our Enhanced Coal technology provides a benefit to the customer of $1-$4 ton of coal burned when used on Western coals. U.S. power plants consume up to $600 million tons of Western coal per year. We will be providing Enhanced Coal through two channels. On June 25, 2010, we entered into a Development and License Agreement (the “License Agreement”) with Arch Coal. Pursuant to the License Agreement, we provided Arch Coal with an exclusive, non-transferable license to use certain technology to produce Enhanced Coal by the application of ADA’s proprietary coal treatment technology to Arch Coal’s PRB mined coal. We expect that use of this Enhanced Coal will help utilities meet the mercury emissions requirements in the MATS. Pursuant to the License Agreement, we are providing development services to Arch Coal aimed at applying the technology to the PRB coal. In addition, if we develop improvements to the technology that are related to the reduction of certain emissions from the burning of PRB coal, that technology will either be included in the license at no additional cost, or, under certain circumstances, we will negotiate with Arch Coal to determine if Arch Coal wants to use the additional improvements. We retain all right, title and interest, including all intellectual property rights, in and to any technology we license to Arch Coal. The initial demonstration of coal treated at the mine and shipped by rail to a power plant produced promising results.

In consideration for the development work and the license to Arch Coal, Arch Coal paid us an initial, non-refundable license and development fee in cash totaling $2 million in June 2010 which was recognized as revenue in 2010 and 2011. Under the License Agreement, we are entitled to royalties of as much as $1 per ton of a portion of the premium for Enhanced Coal sold by Arch Coal, depending upon the successful implementation of the technology and the premium Arch Coal is able to charge on future sales of the Enhanced Coal product. Any royalty ultimately payable under the License Agreement will first be subject to credit to Arch Coal of an amount equal to the initial license fee, other development and operational costs paid by Arch Coal plus a rate of return on such payments.

As a part of entering into the License Agreement we agreed to negotiate and enter into a Supply Agreement under which Arch Coal will purchase the additives described in the License Agreement exclusively from us, and we will supply Arch Coal with the additives it needs. We expect to finalize the terms of the Supply Agreement this year. For customers that prefer to have the coal treatment applied on-site at their plants, ADA will be providing the technology directly to the power plants. This year we are planning several demonstrations of the technology both at the mine and at specific power plants.

The MATS will likely create a market for reduction in mercury emissions for a significant percentage of the greater than 100 million tons per year of PRB coal mined by Arch Coal. Because of our focus on placing in service additional RC facilities prior to the end of 2011, we decided to delay additional demonstrations of our Enhanced Coal product. We are in the process of planning several demonstrations of the technology both at the mine and at specific power plants throughout 2012. We expect our testing schedule will provide sufficient time to further develop the technology and grow this business as the national mercury control market expands through 2015.

CO2 Capture

In addition to our two key growth areas, RC and EC, we continue to demonstrate our position as a premier developer of innovative clean energy technologies. We expect that CO2 capture technologies will be required to control CO2 emissions from coal-fired power plants in the future as a result of the impact of CO2 emissions on climate change. A number of permits for new coal-fired plants were rejected by various state officials in response to protests by environmental groups. We see this as an opportunity and continue to develop technologies to address the long-term needs of our customers to reduce CO2 from their existing and new plants.

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

On March 27, 2012, the EPA proposed its first new source performance standards (“NSPS”) for CO2 emissions from new power plants as a result of a separate settlement with states and environmental groups in 2010.

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

We have completed the first budget period of the 51-month DOE project and have completed the design of the one-megawatt plant. We are negotiating the contract with DOE to construct and operate that plant. Continued project funding is dependent on approval of the DOE and our industry partners. We anticipate the DOE will make a positive decision about continuation by the end of the second quarter.

We anticipate that DOE funded CO2 programs will continue to represent an important component of the revenue stream of the Company over the next several years as we position ourselves for the market growth for ACI systems, enhanced coal additives and related technology with Arch Coal and other technologies for emissions control.

Results of Operations – 1st Quarter 2012 versus 1st Quarter 2011

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Revenues totaled $18.2 million for the quarter ended March 31, 2012 versus $8.5 million for the same period in 2011, representing an increase of 115%. The change is due primarily to revenues from operations at the RC facilities we leased to a third party and RC sales for other facilities placed in service in 2011 plus a 36% increase in our EC segment revenues. We expect overall revenues for 2012 to be significantly higher than those reported for 2011.

Cost of revenues for the quarter ended March 31, 2012 increased by $12.9 million from $1.3 million to $14.2 million from the same period in 2011 primarily as a result of costs of coal purchased for operations by Clean Coal. In addition, costs increased in the EC segment due to the increased activity in this segment and due to the hiring of additional staff required to meet expected growth.

Gross margin was 22% for the quarter ended March 31, 2012 and 85% for the quarter ended March 31, 2011. The decrease primarily reflects such increased costs. For the near term, we expect the leasing activities in the RC segment to represent an increasing source of revenues, for which the anticipated gross margins are higher than our EC and CC segments. As a result, we expect the gross margin when coal sales and purchases are disregarded for fiscal year 2012 to be higher than the overall margin realized in 2011.

Refined Coal

Revenues in our RC segment totaled $15.2 million for the quarter ended March 31, 2012 compared to $6.1 million for the quarter ended March 31, 2011, representing an increase of 149%. In addition to recognition of rental income totaling $5.4 million from the leased RC facilities, the current quarter includes sales of RC totaling $9.8 million as a result of raw coal purchases and RC sales at several different RC facilities that Clean Coal operated during portions of the quarter for its own account. We expect to lease some of those RC facilities to others and retain one. Clean Coal incurs the operating costs of these facilities and retains the tax credits generated from the approximately 268,000 tons of RC produced for its own account during the quarter. We expect our quarterly revenues to continue to fluctuate based on seasonal variations in electricity demand as well as planned and unplanned outages required by the power plants for equipment repair and maintenance. On an ongoing basis, we expect our three currently leased RC facilities to generate from $23 million to $30 million in revenue per year now through 2021 based on the Section 45 tax credits produced by their operations.

Cost of revenues for the RC segment increased by $11.9 million to $12 million for the quarter ended March 31, 2012 as compared to the same period in 2011. Costs increased due primarily to the cost of coal acquired to test RC facilities placed in service which costs approximate the revenues realized on its sale noted above. We expect future RC margins irrespective of coal purchases and sales for the RC facilities leased to others to be at a level near 90%.

RC segment profits decreased by $3.8 million or 68% for quarter ended March 31, 2012 as compared to the same period in 2011 primarily as a result of less coal burned at the utilities where the leased RC facilities are located due to seasonal decreases in demand, the cost of operating certain RC facilities for our own account and one-time costs incurred as we work through moving the placed in service facilities to long-term operations. These amounts are prior to the allocation of such profits to the non-controlling interest of Clean Coal.

Emission Control

Revenues in our EC segment totaled $2.8 million for the quarter ended March 31, 2012 compared to $2 million for the same period in 2011, representing an increase of 36% from the same period in 2011.

The amounts reported excludes the work ADA has conducted for Clean Coal, as further described below, which was eliminated in our consolidation. Revenues from the EC segment for the quarter ended March 31, 2012 were comprised of sales of ACI and DSI systems and services (51%), consulting and demonstration services (41%) and flue gas chemicals and services (8%) compared to 47%, 32%, and 21%, respectively, for the same period in 2011. For the near term, we expect the consulting services in our EC segment to increase as a percentage of EC revenues as the industry seeks to analyze and evaluate the MATS. We expect our EC segment revenues related to ACI and DSI systems to start growing later in 2012 when we expect utilities, cement plants and industrial boilers to start reacting to the MATS and other MACT regulations. We expect our gross margin percentage for our EC segment for 2012 to be similar to the 25% recognized in the first quarter.

Our consulting revenues totaled $1.1 million for the quarter ended March 31, 2012 compared to $646,000 for the same period in 2011, representing an increase of 76% from the same period in 2011 as we continued demonstrations and other work related to recent changes with the MATS. Our consulting revenues contributed $1.1 million during the first quarter of 2012 and we expect our consulting revenue to increase as a percentage of EC revenues during 2012 as several customers are seeking on how best to comply with the MATS.

As of March 31, 2012, we had contracts in progress for work related to our EC segment totaling approximately $4.6 million, which we expect to recognize in 2012. Our ACI systems revenues totaled $1.4 million for the quarter ended March 31, 2012, representing an increase of 43% compared to the same period in 2011. In the EC segment, we performed work related to RC systems provided to Clean Coal valued at $1.4 million for the quarter ended March 31, 2012, compared to $112,000 for the same period in 2011, which would otherwise be recognized as revenue but was eliminated in the consolidation of Clean Coal.

Cost of revenues for the EC segment increased by $1.2 million for the first quarter of 2012 compared to the same period in 2011, primarily as a result of the increased revenue-generating activities from our ACI system sales. Gross margin for the EC segment was 25% for the first quarter of 2012 compared to 59% for the same period in 2011. The decrease in gross margin from the prior year was primarily a result of increased costs related to our ACI systems activities including hiring additional staff required for expected growth.

EC segment profits decreased by $661,000 or 90% for the quarter ended March 31, 2012 compared to the same period in 2011. The decrease was primarily a result of lower margins and hiring of additional staff for expected growth as discussed above.

CO2 Capture

Revenues in our CC segment totaled $282,000 for the quarter ended March 31, 2012, representing a decrease of 19% from the same period in 2011. We had outstanding DOE contracts, including anticipated industry cost share in progress totaling approximately $15.4 million as of March 31, 2012. We expect to recognize approximately $5.3 million from these contracts during the remainder of 2012 including participation by other industry partners. As discussed above, on September 30, 2010 we signed a contract on a DOE project totaling approximately $19 million (including expected contributions by other industry partners).

Cost of revenues for the CC segment decreased by $166,000 or 59% for the quarter ended March 31, 2012, primarily related to the decrease in work being performed under these projects. Gross margin for this segment was 59% for the quarter ended March 31, 2012 compared to 19% for the same period in 2011. The increase in gross margin from 2011 to 2012 is due primarily to the decrease in the use of subcontractors. We expect the overall gross margin for the CC segment for fiscal year 2012 to be lower than the levels achieved in 2011, due to the mixture of direct costs (labor versus equipment) associated with this segment.

CC segment profits increased by $48,000 to $62,000 for the quarter ended March 31, 2012 as compared to the same period in 2011. The increase was primarily the result of a decrease in the use of subcontractors related to our development of CO2 capture technology in 2012.

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

Other Items

General and administrative expenses decreased by $1.2 million or 24% to approximately $3.6 million for the quarter ended March 31, 2012 as compared to the same period for 2011. Legal expenses decreased $1.8 million for the quarter ended March 31, 2012 compared to the same period in 2011. Legal expenses in 2011 resulted primarily from costs related to our legal proceedings and settlements as described in prior filings. We believe our legal expenses have now returned to more routine levels. This decrease was offset by increases in compensation costs and other general and administrative costs totaling $404,000 and $171,000, respectively, from the same period in 2011 which are primarily due to an increase in staff in anticipation of increased business. We expect general and administrative expenses to increase as we continue to add additional resources to prepare for increased business opportunities.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Total R&D expense increased by $243,000 or 76% for the quarter ended March 31, 2012 as compared to the same period in 2011 as a result of increases in EC and RC activities. We have had no significant direct cost share for R&D under DOE related contracts so far in 2012 or in 2011. The increase in R&D is related to preparing for growth in the delivery of our ACI systems, as well as our RC activities. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded are expected to be higher in 2012 as compared to 2011. We continue to anticipate that our future R&D expenses will grow in direct proportion to DOE funded CO2 work we perform for the next several years and other technology development we choose to pursue.

We had other income including interest of $99,000 for the quarter ended March 31, 2012 as compared to $592,000 for the same period in 2011. The 2011 amount was due to the notes receivable and other amounts due from NexGen received in 2011. We recognized $284,000 in expenses related to royalty payments for the quarter ended March 31, 2012 and $39.5 million for same period in 2011 related to legal proceedings and settlements as discussed in prior filings. We had interest expense of $470,000 for the quarter ended March 31, 2012 related to the line of credit agreement and due to the tax treatment of the sale of a portion of our interest in Clean Coal to GS.

The deferred income tax benefit rate for the quarter ended March 31, 2012 represents our effective tax benefit rate of approximately 55% for 2011. Our income tax rate includes the effect of Section 45 tax credits from Clean Coal that will be apportioned to ADA.

The net operating loss from continuing operations before income tax benefit and non-controlling interest was $1.9 million for the quarter ended March 31, 2012 compared to a net operating loss of $39 million in 2011. The decrease in the net operating loss in 2012 is due in large part to the decrease in legal and settlement costs associated with our arbitration and litigation and a decrease in our net loss from unconsolidated entities as a result of the relinquishment of our interest in ADA Carbon Solutions, LLC in the fourth quarter of 2011.

Liquidity and Capital Resources

Working Capital

Our principal sources of liquidity are our anticipated cash flows from RC activities and other operations. We had consolidated cash and cash equivalents totaling $28.3 million at March 31, 2012 compared to consolidated cash and cash equivalents of $40.9 million at December 31, 2011.

At March 31, 2012, we had a working capital deficit of $6.2 million as compared to working capital of $3.8 million at December 31, 2011. Included in that amount are deposits and deferred revenues amounting to $17.3 million.

We have recorded long-term liabilities of $5 million related to litigation settlement obligations and $658,000 for accrued warranty and other liabilities as of March 31, 2012. Decreases in working capital during the quarter ended March 31, 2012 resulted primarily from $6 million in capital expenditures related to RC facilities and leasehold improvements and a $500,000 loan to Clean Coal Solution Services, LLC (“CCSS”), a Colorado limited liability company owned 50% by us and 50% by NexGen, which were offset by increases in cash and cash equivalents from $3.1 million in borrowings under the Clean Coal line of credit. The $3 million additional borrowing by Clean Coal was paid in May 2012, and the remaining line of credit balance requires four equal quarterly payments beginning in June 2012.

Our ability to maintain the financial liquidity required to meet ongoing operational needs will likely depend upon several factors, including our ability to maintain a significant share of the market for emissions control equipment, Clean Coal’s continued operation of the leased RC facilities and success in monetizing additional Section 45 tax credits through the lease of most of the remaining 23 RC facilities available for lease to third party investors.

Our stockholders’ equity was $48.4 million as of March 31, 2012 compared to $49.2 million as of December 31, 2011. The decrease is primarily due to the net loss for the quarter.

Clean Coal Related Items

Clean Coal, our joint venture with NexGen, placed two RC production facilities into service in 2010 (which were exchanged for two newly constructed, redesigned RC facilities in November and December 2011), which are leased to a third party. In addition, Clean Coal leased another RC facility to a third party in the first quarter of 2012. On an ongoing basis, we expect our three currently leased RC facilities to generate from $23 million to $30 million in revenue per year now through 2021 based on the Section 45 tax credits produced by their operations. We expect by the end of 2012 to have additional RC facilities producing revenues such that total revenues from these activities will be at a run-rate of over $100 million per year and be at a level of producing pre-tax cash flows of as much as $50 million per year. We would expect those levels to continue through 2021, the present term of the Section 45 tax credit, with an opportunity to double those amounts by the end of 2013 as we look to have all of our RC facilities operating on a continuous basis by that time.

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of March 31, 2012 our trade receivables balance was $7.6 million, which was offset by billings in excess of recognized income of $190,000 or a net of $7.4 million compared to $5.7 million at December 31, 2011. Our trade receivables balance was higher at March 31, 2012 compared to December 31, 2012 primarily due to the nature and timing of our billing milestones for our ACI systems contracts.

Under our defined contribution and 401(k) retirement plan, we match up to 7% of limited salary amounts deferred by employees in the Plan. During the quarter ended March 31, 2012, we recognized $84,000 of matching expense which payment was made with our stock. Our matching expense is expected to amount to $460,000 for 2012 depending on employee participation in the plan.

We had recorded net current deferred tax assets of $2.4 million and long-term deferred tax assets of $17.2 million as of March 31, 2012 as compared to net current deferred tax assets of $2.4 million and net long-term deferred tax assets of $16.2 million as of December 31, 2011. We believe that it is more likely than not that our deferred tax assets will be realized in the future as we expect significant revenues related to the RC and EC segments over the next several years. The change is largely a result of our loss and tax credits for the quarter ended March 31, 2012.

Cash flow used in operations totaled $9.2 million for the quarter ended March 31, 2012 compared to cash flow provided by operations of $2.2 million for the same period in 2011. The change in operating cash flow primarily resulted from an increase in accounts receivable of $1.6 million, a decrease in accounts payable of $3.4 million, a decrease in accrued payroll and related liabilities of $1.4 million and a decrease in deferred revenues and other liabilities of $1.6 million. These changes in our operating assets and liabilities correspond to the nature and timing of our procurement and billing cycle and development activities. In addition, adjustments related to non-cash operating activities included expenses paid with stock and restricted stock of $131,000, depreciation and amortization of $1 million, and non-controlling interest in Clean Coal of $566,000 which increased our cash flow provided by operations and were offset by an increase in recorded deferred tax benefits of $1 million. On a simplified basis, the consolidated statement of operations shows an operating loss of $1.2 million for the quarter. Adding back $1 million in depreciation charges included in that amount results in a deficit of approximately $200,000, which apart from timing considerations with other operating assets and liabilities is an indication of a “burn-rate” for the first quarter of 2012. We would not expect that “rate” to increase but to decrease as more RC facilities transition to full time operations. The foregoing non-GAAP financial measure should not be considered as a substitute for any related financial measure under GAAP; however, we believe that our presentation of this measure provides investors with greater transparency with respect to our results of operations and that it is useful for period-to-period comparisons of results.

Net cash used in investing activities was $5.9 million for the quarter ended March 31, 2012 compared to $489,000 for the same period in 2011. The cash used consisted primarily of purchases of equipment, leasehold improvements and RC facility related costs of $6 million.

Cash provided by financing activities was $2.5 million for the quarter ended March 31, 2012 compared to $2.1 million used in financing activities for the same period in 2011. Sources of financing included the net borrowings on the line of credit of $3.1 million, offset by distributions by Clean Coal to the non-controlling interest of $106,000 and a loan by ADA to CCSS of $500,000.

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

In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $813,000 in our consolidated balance sheets. Management believes the value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

Recently Issued Accounting Policies

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company performs its annual goodwill impairment test in the fourth quarter and does not expect the adoption of this ASU to significantly impact its consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under supervision of our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information related to our financial statements are made known to them by others in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 15, 2012, among ADA-ES, Inc., Advanced Emissions Solutions, Inc. and ADA Merger Corp. (Incorporated by reference to Exhibit 2.1 to the Form 8-K dated March 15, 2012 filed on March 16, 2012 (File No. 000-50216))
10.54	Lease Agreement for Warehouse Space between ADA-ES, Inc. and Highridgeline, LLC dated as of February 23, 2012
10.55	Amended and Restated Executive Compensation Plan dated February 22, 2012**
10.56	First Amendment to 2011 Loan and Security Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated March 7, 2012
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from ADA-ES, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc. Registrant

Date: May 10, 2012	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of March 15, 2012, among ADA-ES, Inc., Advanced Emissions Solutions, Inc. and ADA Merger Corp. (Incorporated by reference to Exhibit 2.1 to the Form 8-K dated March 15, 2012 filed on March 16, 2012 (File No. 000-50216))
10.54	Lease Agreement for Warehouse Space between ADA-ES, Inc. and Highridgeline, LLC dated as of February 23, 2012
10.55	Amended and Restated Executive Compensation Plan dated February 22, 2012**
10.56	First Amendment to 2011 Loan and Security Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated March 7, 2012
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from ADA-ES, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Management contract or compensatory plan or arrangement.