Form 10-Q
period 2012-06-30
ADA-ES INC
filed 2012-08-09
CIK 1223112

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, no par value	10,013,910

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	23,137	$40,879
Receivables, net of allowance for doubtful accounts	13,892	5,914
Investment in securities	735	508
Prepaid expenses and other assets	4,441	3,924

Total current assets	42,205	51,225

Property and Equipment, at cost	50,125	41,771
Less accumulated depreciation and amortization	(6,779)	(4,651)

Net property and equipment	43,346	37,120

Other Assets
Investment in unconsolidated entity	1,257	590
Deferred taxes	16,076	16,233
Other assets	1,096	931

Total other assets	18,429	17,754

Total Assets	$103,980	$106,099

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	12,277	$10,058
Accrued payroll and related liabilities	1,408	2,545
Line of credit	18,000	10,873
Deposits	11,900	14,900
Deferred revenue and other liabilities	4,321	5,105
Settlement awards and related accrued liabilities	3,755	3,983

Total current liabilities	51,661	47,464

Long-term Liabilities
Line of credit	—	3,624
Settlement awards and indemnity liability	2,500	5,200
Deferred revenue	1,105	—
Accrued warranty and other liabilities	657	632

Total long-term liabilities	4,262	9,456

Total liabilities	55,923	56,920

Commitments and Contingencies (Note 9)

Temporary Equity - Non-controlling Interest Subject to Possible Redemption	61,707	60,994

Stockholders’ Deficit
ADA-ES, Inc. stockholders’ deficit
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 10,012,682 and 9,996,144 shares issued and outstanding, respectively	63,458	63,184
Accumulated deficit	(52,092)	(48,069)

Total ADA-ES, Inc. stockholders’ equity	11,366	15,115
Non-controlling interest	(25,016)	(26,930)

Total Stockholders’ Deficit	(13,650)	(11,815)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$103,980	$106,099

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Refined coal	$48,351	$4,748	$63,525	$10,834
Emission control	3,965	1,709	6,729	3,742
CO2 capture	195	569	477	917

Total revenues	52,511	7,026	70,731	15,493

Cost of Revenues:
Refined coal	41,908	413	53,951	588
Emission control	3,087	962	5,155	1,798
CO2 capture	82	476	199	759

Total cost of revenues	45,077	1,851	59,305	3,145

Gross Margin before Depreciation and Amortization	7,434	5,175	11,426	12,348

Other Costs and Expenses:
General and administrative	4,040	6,847	7,679	11,664
Research and development	618	375	1,182	696
Depreciation and amortization	1,181	207	2,205	392

Total expenses	5,839	7,429	11,066	12,752

Operating Income (Loss)	1,595	(2,254)	360	(404)

Other Income (Expense):
Net equity in net income (loss) from unconsolidated entities	132	(1,752)	168	(3,711)
Other income including interest	42	1,498	141	2,090
Interest expense	(431)	—	(901)	—
Settlement of litigation and arbitration award, net	(469)	—	(753)	(39,502)

Total other income (expense)	(726)	(254)	(1,345)	(41,123)

Income (Loss) from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	869	(2,508)	(985)	(41,527)
Income Tax Expense (Benefit)	1,324	(2,313)	305	(16,569)

Net Loss Before Non-controlling Interest	(455)	(195)	(1,290)	(24,958)
Non-controlling Interest	(2,167)	(2,056)	(2,733)	(4,835)

Net Loss Attributable to ADA-ES, Inc.	$(2,622)	$(2,251)	$(4,023)	$(29,793)

Net Loss Per Common Share - Basic and Diluted Attributable to ADA-ES, Inc.	$(0.26)	$(0.30)	$(0.40)	$(3.91)

Weighted Average Common Shares Outstanding	10,002	7,601	10,004	7,618

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2012 and 2011

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Accumulated Deficit	Total ADA-ES Stockholders’ Equity (Deficit)	Non- controlling Interest	Total Equity (Deficit)
	Shares	Amount
		(Restated)		(Restated)	(Restated)	(Restated)
Balances, January 1, 2011	7,538,861	$39,627	$(28,218)	$11,409	$2,035	$13,444
Stock-based compensation	66,269	454	—	454	—	454
Issuance of stock to 401(k) plan	16,276	182	—	182	—	182
Issuance of stock on exercise of options	11,134	81	—	81	—	81
Income tax impact of sale of temporary equity in joint venture (restated)	—	(10,980)	—	(10,980)	—	(10,980)
Equity contributions by non-controlling interest	—	—	—	—	250	250
Distributions to non-controlling interest	—	—	—	—	(35,698)	(35,698)
Expense of stock issuance and registration	—	(16)	—	(16)	—	(16)
Accretion of net income allocated to temporary equity	—	—	—	—	(269)	(269)
Net income (loss)	—	—	(29,793)	(29,793)	4,835	(24,958)

Balances, June 30, 2011 (restated)	7,632,540	$29,348	$(58,011)	$(28,663)	$(28,847)	$(57,510)

Balances, January 1, 2012 (restated)	9,996,144	$63,184	$(48,069)	$15,115	$(26,930)	$(11,815)
Stock-based compensation	5,725	78	—	78	—	78
Issuance of stock to 401(k) plan	8,847	197	—	197	—	197
Issuance of stock on exercise of options	1,966	21	—	21	—	21
Distributions to non-controlling interest	—	—	—	—	(106)	(106)
Expense of stock issuance and registration	—	(22)	—	(22)	—	(22)
Accretion of net income allocated to temporary equity	—	—	—	—	(713)	(713)
Net income (loss)	—	—	(4,023)	(4,023)	2,733	(1,290)

Balances, June 30, 2012 (restated)	10,012,682	$63,458	$(52,092)	$11,366	$(25,016)	$(13,650)

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(4,023)	$(29,793)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,205	392
Deferred tax benefit	305	(16,569)
Loss on disposal of assets	—	37
Expenses paid with stock, restricted stock and stock options	275	636
Net equity in net (income) loss from unconsolidated entities	(168)	3,711
Non-controlling interest in income from subsidiaries	2,733	4,835
Changes in operating assets and liabilities:
Receivables, net	(7,978)	2,390
Prepaid expenses and other assets	(829)	(674)
Accounts payable	625	371
Accrued payroll, expenses and other related liabilities	(1,137)	3,586
Deferred revenue and other liabilities	(2,654)	(2,488)
Settlement awards and related accrued liabilities	(2,928)	39,502

Net cash provided by (used in) operating activities	(13,574)	5,936

Cash Flows from Investing Activities:
Investment in securities	(227)	—
Principal payments received on notes receivable	—	1,580
Capital expenditures for equipment, patents and development projects	(6,837)	(4,974)

Net cash used in investing activities	(7,064)	(3,394)

Cash Flows from Financing Activities:
Net borrowings under line of credit	3,503	4,168
Loan to unconsolidated entity	(500)	—
Sale of temporary equity in joint venture	—	60,000
Non-controlling interest equity contributions	—	250
Distributions to non-controlling interest	(106)	(35,698)
Exercise of stock options	21	81
Stock issuance and registration costs	(22)	(16)

Net cash provided by financing activities	2,896	28,785

Increase (Decrease) in Cash and Cash Equivalents	(17,742)	31,327
Cash and Cash Equivalents, beginning of period	40,879	9,696

Cash and Cash Equivalents, end of period	$23,137	$41,023

Supplemental Schedule of Non-Cash Flow Financing Activities:
Stock and stock options issued for services	$275	$636

Cash paid for interest	$1,110	$—

Accrued capital expenditures	$1,594	$—

Deposits transferred to deferred revenue	$3,000	$—

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

(1)	Basis of Presentation

Nature of Operations

ADA-ES, Inc. (“ADA”), its direct and indirect wholly-owned subsidiaries, Advanced Emissions Solutions, Inc., a Delaware corporation (“ADES”), BCSI, LLC, a Delaware limited liability company (“BCSI LLC”), ADA Intellectual Property, LLC, a Colorado limited liability company (“ADA IP”), all of which had no operations during the first six months of 2012, and ADA Environmental Solutions, LLC, a Colorado limited liability company (“ADA LLC”) and ADA’s joint venture interest in Clean Coal Solutions, LLC (“Clean Coal”) are collectively referred to as the “Company”. The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning electric power generation industry. The Company generates a substantial part of its revenue from the sale of refined coal (“RC”), the sale of Activated Carbon Injection (“ACI”) systems, contracts co-funded by the government and industry and the development and lease of equipment for the RC market. The Company’s sales occur principally throughout the United States.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial statements of ADA, ADES, BCSI LLC, ADA IP, ADA LLC and Clean Coal. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Clean Coal Solutions Services

On January 20, 2010, the Company, together with NexGen Resources Corporation (“NexGen”), formed Clean Coal Solutions Services, LLC (“CCSS”) for the purpose of operating RC facilities leased or sold to third parties by Clean Coal. The Company has a 50% ownership interest in CCSS (but does not have management control of it) and the Company’s investment in and advances to CCSS which totaled approximately $1.3 million as of June 30, 2012 includes its share of CCSS’ income since its formation and is accounted for under the equity method of accounting. The following schedule shows unaudited consolidated summarized information as to assets, liabilities and revenues and net income attributed to CCSS before consolidation. CCSS’ consolidated financial statements include the financial results of the entities that lease RC facilities and its revenues includes sale of RC and its cost of sales include raw coal purchases.

	As of June 30, 2012	As of December 31, 2011
	(in thousands)
Current assets	$53,358	$22,609
Property, equipment, and other long-term assets	1,867	3,682

Total Assets	$55,225	$26,291

Total Liabilities	$34,367	$15,988

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net revenue	$67,180	$34,364	$105,972	$82,949
Net income-attributed to CCSS	$262	$146	$335	$199

(3)	Joint Venture Investment in Clean Coal

In November 2006, the Company sold a 50% interest in its joint venture called Clean Coal Solutions, LLC, which was formed in 2006 with NexGen, to market RC technology. In May 2011, Clean Coal sold an effective 15% interest of its equity to an affiliate of The Goldman Sachs Group, Inc. (“GS”) (see Note 12 for restatement of equity held by GS). GS’s interest has certain preferences over ADA and NexGen as to liquidation and profit distribution. GS has no further capital call requirements and does not have a voting interest but does have approval rights over certain corporate transactions.

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

In December 2010, the Tax Relief and Job Creation Act of 2010 extended the placed in service deadline for the Section 45 tax credits to January 1, 2012. In consideration of the extension, Clean Coal built and qualified an additional 26 RC facilities in 2011, which met the extended placed in service date. In November and December 2011, the two leased RC facilities qualified in 2009 were exchanged with newly constructed, redesigned RC facilities. The new leases carry over most of the substantive terms and conditions of the initial leases. A third RC facility was leased to GS at the end of the first quarter of 2012.

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

Following is unaudited summarized information as to assets, liabilities and results of operations of Clean Coal:

	As of June 30, 2012	As of December 31, 2011
	(in thousands)
Primary assets
Cash and cash equivalents	$3,955	$8,804
Accounts receivable, net	9,145	3,177
Prepaid expenses and other assets	3,312	3,028
Property, plant and equipment including assets under lease and assets placed in service, net	41,952	36,751
Primary liabilities
Accounts payable and accrued liabilities	$11,901	$11,735
Line of credit	18,000	14,497
Deferred revenue, current and deposits	15,595	18,500
Deferred revenue, long term	1,105	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net revenue	$48,351	$4,723	$63,525	$10,802
Net revenue excluding RC sales	$10,611	$4,723	$16,013	$10,802
Net income	$3,767	$3,564	$4,752	$8,828

Amounts due to CCSS

Clean Coal has recorded accounts payable due to CCSS totaling $2.1 million and $604,000 as of June 30, 2012 and December 31, 2011, respectively, which are included in accounts payable in the accompanying consolidated balance sheets.

(4)	Deferred Revenue and Deposits

Deferred revenue consists of:

•	billings in excess of costs and earnings on uncompleted contracts; and

•	deferred rent revenue related to Clean Coal’s lease of its RC facilities.

Clean Coal Deferred Rent Revenue

In June 2010, Clean Coal executed agreements to lease two RC facilities. These agreements provided for, among other things, a “prepaid rent payment” of $9 million for both facilities that was received before June 30, 2010. In November and December 2011, Clean Coal entered into transactions to exchange the existing facilities. There was no change to the prepaid rent payment or amortization period as a result of the exchange. Prepaid rent of $3 million related to the third RC facility leased to GS in March 2012 will be amortized starting in the third quarter of 2012. Clean Coal received an additional $6.3 million in prepaid rent from GS related to this facility in July 2012.

Following is a table of current deferred revenue which is included in deferred revenue and other liabilities in the consolidated balances sheets and long-term deferred revenue which is included in deferred revenue in the consolidated balance sheets related to these rent revenues:

	As of June 30, 2012	As of December 31, 2011
	(in thousands)
Deferred revenue, short-term	$3,695	$3,600
Deferred revenue, long-term	$1,105	$—

The following table presents total rent revenues recognized and amortization with respect to the prepaid rents:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Rent revenue recognized	$10,590	$4,700	$15,980	$10,800
Amortization of deferred revenues included in amounts above	$900	$900	$1,800	$1,800

Clean Coal Deposits

Clean Coal has deposits of $11.9 million towards RC facilities which may be leased upon attainment of certain milestones that are included in deposits in the consolidated balance sheets at June 30, 2012.

(5)	Net Loss Per Share

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

All outstanding stock options (see Note 8) to purchase shares of common stock for the three months and six months ended June 30, 2012 and 2011 were excluded from the calculation of diluted shares as their effect is anti-dilutive.

(6)	Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Years	As of June 30, 2012	As of December 31, 2011
		(in thousands)
Machinery and equipment	3-10	$4,331	$3,937
Leasehold improvements	2-5	1,199	624
Furniture and fixtures	3-7	828	281
RC assets under lease and placed in service	10	43,767	36,929

		50,125	41,771
Less accumulated depreciation and amortization		(6,779)	(4,651)

Total property and equipment, net		$43,346	$37,120

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Depreciation and amortization	$1,181	$207	$2,205	$392

(7)	Income Taxes

As of June 30, 2012, the Company recorded tax expense of $305,000 in its consolidated statement of operations for the six months then ended. The expected income tax rate on income or loss from operations at statutory rates varies from the expense or benefit recorded primarily due to the non-controlling interest recorded and the tax credits generated related to the joint venture investment in Clean Coal. Our tax rate can be volatile and may move up or down with changes in, among other things, the expected amount of net income, the source of income and changes in RC production. Due to those factors and due to the amount of anticipated tax credits for 2012, the estimated effective tax rate is a negative 31% which would represent a tax benefit for the year ending December 31, 2012.

Income taxes are accounted for under the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets may be reduced by a valuation allowance if and when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the Company is unable to generate sufficient future taxable income or if there is a material change in the tax rates or time period within which the temporary differences and net operating loss carryforwards become taxable or deductible, the Company could be required to provide a valuation allowance against some or all of its deferred tax assets.

At each balance sheet and interim date, management reviews existing income tax assessments and, if necessary, revises them to reflect changed circumstances. In a situation where recent losses have been incurred, the accounting standards require convincing evidence that there will be sufficient future taxable income to realize deferred tax assets. Based on our assessment of our recent operating history, including the nature of the items that significantly contributed to our losses, as well as the positive developments at Clean Coal and increased level of interest in our ACI business as a result of the finalization of the mercury emission regulations, management believes it is more likely than not that the Company will realize its net deferred tax assets. More specifically, we expect that Clean Coal’s successful installment and long-term lease of its RC facilities in 2012 will generate significant future taxable income for the Company. In addition, based on our existing market share and the level of bidding activity we have recently experienced, we expect an increase in taxable income from both our emission control and carbon capture business segments. However, future developments and changes in laws or regulations could affect management’s judgment about the need for a valuation allowance for deferred tax assets.

(8)	Share Based Compensation

Since 2003, ADA has had several stock and option plans, including the Amended and Restated 2007 Equity Incentive Plan dated as of August 31, 2010, as amended (the “2007 Plan”) and the ADA-ES, Inc. Profit Sharing Retirement Plan, which is a plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) described below. These plans allow ADA to issue stock or options for shares of common stock to employees, Board of Directors and non-employees.

Following is a table of options activity for the six months ended June 30, 2012:

	Employee and Director Options	Weighted Average Exercise Price
Options outstanding, January 1, 2012	182,942	$9.95
Options granted	—	—
Options expired	—	—
Options exercised	(1,966)	10.73

Options outstanding and exercisable, June 30, 2012	180,976	$9.94

Following is a table of aggregate intrinsic value of options exercised and exercisable for the six months ended June 30, 2012:

	Intrinsic Value	Average Market Price
Exercised, June 30, 2012	$26,437	$24.18

	Intrinsic Value	Market Price
Exercisable, June 30, 2012	$2,792,686	$25.37

Stock options outstanding and exercisable at June 30, 2012 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$8.60 - $10.20	142,583	$8.66	3.4
$13.80 - $15.20	38,393	$14.70	3.0

	180,976	$9.94	3.3

No options were granted and/or vested during the three or six months ended June 30, 2012.

Although ADA adopted the 2007 Plan in 2007, it was further amended and restated as of August 31, 2010 to make non-material changes to assure Internal Revenue Code Section 409A compliance and to increase the non-management director annual grant limit to 15,000 shares of common stock from 10,000 shares. The 2007 Plan authorized the issuance to employees, directors and non-employees of up to 1 million shares of common stock, either as restricted stock grants or to underlie options to purchase shares of ADA’s common stock. On July 19, 2012, the stockholders of ADA approved an amendment to the 2007 Plan to increase the number of shares presently issuable to 1.3 million and increase the number of shares authorized for issuance to 1.8 million. In addition, the stockholders also approved an increase in the number of shares with respect to which awards may be granted in any fiscal year increased from 30,000 to 50,000 and the annual grant limit for the non-management director annual grant was increased to 30,000 shares.

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

Following is a table summarizing the activity under various stock issuance plans for the six months ended June 30, 2012:

Stock Issuance Plans
	2007 Plan	401(k) Plan	Other Stock Plans
Balance available, January 1, 2012	30,954	156,025	5,065
Evergreen addition	209,628	—	—
Restricted stock issued to new and anniversary employees	(5,371)	—	—
Restricted stock cancelled	510	—	—
Stock issued based on incentive and matching programs to employees	—	(8,847)	—
Stock issued to executives, directors and non-employees	(864)	—	—

Balance available, June 30, 2012	234,857	147,178	5,065

Expense recognized under the different plans for the periods ended June 30, 2012:

	(in thousands)
three months	$31	$113	$—
six months	$78	$197	$—

Unrecognized expense under the different plans for the periods ended June 30, 2012:

	(in thousands)
three months	$66	$—	$—
six months	$584	$—	$—

A summary of the status of the non-vested shares under the 2007 Plan as of June 30, 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	107,991	$6.98
Granted	5,371	24.83
Vested	(2,898)	24.02
Forfeited	(510)	11.51

Non-vested at June 30, 2012	109,954	$7.51

(9)	Stockholders’ Deficit

Non-Controlling Interest

For the periods ended June 30, 2012 and 2011, the non-controlling interest portion of stockholders’ deficit consists of the non-controlling interest related to Clean Coal. The amounts for the periods ended June 30 and December 31, 2011 have been restated (see Note 12 for restatement of equity held by GS).

(10)	Commitments and Contingencies

Line of Credit

Clean Coal has available a revolving line of credit with a bank for $15 million that is secured by substantially all the assets of Clean Coal (including its subsidiaries). The line of credit expires in March 2013 and requires four equal quarterly installments of principal (plus all accrued interest at such time) to be paid beginning June 30, 2012. The first installment payment of $3.7 million was made on July 3rd , one of the first business days after the June 30th due date. Borrowings under the line of credit bear interest at the higher of the “Prime Rate” (as defined in the related credit agreement) plus one percent (1%) or 5% per annum (effective rate of 5% at June 30, 2012).

In May 2012, an amendment was made to the line of credit agreement to increase the amount available by $3 million under an increased commitment note issued in conjunction with the line of credit. This amount is secured by a cash collateral account of $3 million held by the bank issuing the line of credit with funds received equally from ADA and NexGen. Interest is payable monthly at 3% over the rate paid by the bank on the cash collateral account and is due on or before December 1, 2012. At June 30, 2012, the outstanding balance on the line of credit and commitment note was $18 million. Borrowings under the line of credit and increased commitment note are subject to certain financial covenants applicable to Clean Coal.

Retirement Plan

ADA assumed the 401(k) plan covering all eligible employees as of January 1, 2003 which was revised in 2009, and makes matching contributions to the plan in the form of cash and its common stock. Such contributions are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Matching contributions in stock	$113	$92	$197	$182

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Beginning balance	$546	$585	$547	$612
Performance guaranties accrued	16	16	17	38
Expenses paid	—	(54)	(2)	(103)

Ending balance	$562	$547	$562	$547

In some cases, a performance bond may be purchased and held for the period of the warranty that can be used to satisfy the obligation.

Clean Coal

The Company also has certain obligations in connection with the activities of Clean Coal. The Company, NexGen and two entities affiliated with NexGen have provided GS and the GS affiliate that is the lessee for certain RC facilities with joint and several guaranties (the “CCS Party Guaranties”) guaranteeing all payments and performance due under the related transaction agreements. The Company also entered into a contribution agreement with NexGen under which any party called upon to pay on a CCS Party Guaranty is entitled to receive contribution from the other party equal to 50% of the amount paid.

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

Arbitration Award Liabilities

As previously reported in various filings, ADA had been engaged in litigation with Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V (“Norit”). The Norit lawsuit initially filed in Texas was moved to arbitration, and on April 8, 2011, the arbitration panel issued an interim award holding ADA liable for approximately $37.9 million for a non-solicitation breach of contract claim and held ADA and certain other defendants liable for royalties of 10.5% for the first three years beginning in mid-2010 and 7% for the following five years based on adjusted sales of AC from the Red River plant.

On August 29, 2011, ADA and Norit entered into a settlement agreement whereby the Company paid a lump-sum payment to Norit totaling $33 million on August 30, 2011. In addition, the Company agreed to pay an additional $7.5 million over a three-year period commencing on June 1, 2012, payable in three installments without interest of $2.5 million. Under the terms of the settlement agreement, ADA is also required to pay the royalty noted above and a lesser royalty on certain treated activated carbons. Payments of amounts due under the royalty award for each quarter are payable three months after such quarter ends. On October 18, 2011, the arbitration panel endorsed and confirmed the terms of the settlement agreement.

The Company has accrued a current liability as of June 30, 2012 of $3 million which is included in settlement awards and related accrued liabilities and a long-term liability of $2.5 million which is included in settlement awards and indemnity liability in the consolidated balance sheets related to this agreement.

Indemnity Liability Settlement

As previously reported in various filings, in November 2011, ADA entered into an Indemnity Settlement Agreement whereby ADA agreed to settle certain indemnity obligations asserted against ADA related to the Norit litigation and relinquish all of its interest in ADA Carbon Solutions, LLC (“Carbon Solutions”). Our net investment in Carbon Solutions was accounted for under the equity method of accounting and our respective share of Carbon Solutions’ losses of $1.8 million and $3.8 million for the three and six months ended June 30, 2011, respectively, is included in the consolidated statements of operations. Under the terms of the Indemnity Settlement Agreement, ADA paid a $2 million payment on November 28, 2011 and agreed to make 16 additional monthly payments of $100,000 with the first one paid on November 28, 2011, and the remaining 15 payments commencing on December 1, 2011, relinquished all of its equity interest in Carbon Solutions to Carbon Solutions and amended the Intellectual Property License Agreement dated October 1, 2008 between ADA and Carbon Solutions.

The Company has accrued a current liability as of June 30, 2012 of $800,000 which is included in settlement awards and related accrued liabilities in the consolidated balance sheets related to this agreement.

(11)	Business Segment Information

The following information relates to the Company’s three reportable segments: Refined coal (“RC”), Emission control (“EC”) and CO2 capture (“CC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies and the U.S Government.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
RC
Rental income	$10,590	$4,582	$15,981	$10,668
Coal sales	37,739	—	47,512	—
Other revenues	22	166	32	166

	48,351	4,748	63,525	10,834

EC
Systems and equipment	2,745	488	4,157	1,141
Consulting and development	1,058	1,020	2,193	1,961
Chemicals	162	201	379	640

	3,965	1,709	6,729	3,742

CC	195	569	477	917

Total	$52,511	$7,026	$70,731	$15,493

Segment profit
RC	$4,794	$3,808	$6,580	$9,374
EC	102	179	177	915
CC	16	20	78	34

Total	$4,912	$4,007	$6,835	$10,323

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Total segment profit	$4,912	$4,007	$6,835	$10,323
Non-allocated general and administrative expenses	(2,136)	(6,054)	(4,270)	(10,335)
Depreciation and amortization	(1,181)	(207)	(2,205)	(392)
Other income including interest	42	1,498	141	2,090
Interest expense	(431)	—	(901)	—
Settlement of litigation and arbitration award, net	(469)	—	(753)	(39,502)
Net equity in net income (loss) of	—
unconsolidated entities	132	(1,752)	168	(3,711)
Deferred income tax (expense) benefit	(1,324)	2,313	(305)	16,569
Net income attributable to non-controlling interest	(2,167)	(2,056)	(2,733)	(4,835)

Net loss attributable to ADA	$(2,622)	$(2,251)	$(4,023)	$(29,793)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to any one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, legal fees, audit fees and corporate governance expenses.

(12)	Restatement for Reclassification to Temporary Equity

On June 20, 2012, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report management’s determination that the Company’s consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2011 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2011, September 30, 2011 and March 31, 2012, should no longer be relied upon due to incorrect accounting in such financial statements with respect to the treatment of certain equity in Clean Coal that was sold to and is currently held by an affiliate of GS since May 2011.

After completion of a review and evaluation of the applicable agreement and accounting authoritative literature, it has been determined that GS’s interest in Clean Coal is more appropriately classified as temporary equity because of a provision in the agreement that permits GS to require redemption of the unreturned portion of its initial $60 million investment plus a return of 15% under certain limited circumstances in 2021.

The Company is in the process of preparing amendments to the Forms 10-Q and 10-K for the prior periods noted above and plans to file those amendments with the SEC as soon as possible, reflecting the restatement related to this equity interest. The Company’s board of directors and management have discussed the matters set forth herein with the Company’s registered independent public accounting firm for the periods impacted by this restatement as described above.

The effect of the restatement on the Company’s consolidated balance sheet as of December 31, 2011 and the consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2011 is that GS’s interest in Clean Coal is reported separately as temporary equity rather than as part of stockholders’ equity (deficit). Accordingly, we recorded the initial fair value of the redeemable non-controlling interest of $60 million with a corresponding reduction in equity. Subsequent changes in redemption fair value are re-measured through equity with no impact on results of operations. In addition, the consolidated statement of cash flows for the six months ended June 30, 2011 has been restated to reflect the entire $60 million investment by GS as a financing activity rather than an investing activity. This adjustment is a non-cash item and does not impact the Company’s operating activities or cash flows from operations in any way. The effect of the restatement on temporary equity, stockholders’ equity (deficit) and cash provided by (used in) investing and financing activities is as follows:

Effect on Consolidated Balance Sheet

	As Originally Reported December 31, 2011	Adjustment	Balance as Restated December 31, 2011
	(Amounts in thousands)
Temporary Equity - Non-controlling Interest

Subject to Possible Redemption	$—	$60,994	$60,994

Stockholders’ Equity (Deficit)
ADA-ES, Inc. stockholders’ equity
Preferred stock: 50,000,000 shares authorized, none outstanding	$—	$—	$—
Common stock: no par value, 50,000,000 shares authorized, 9,996,144 shares issued and outstanding	93,184	(30,000)	63,184
Accumulated deficit	(48,069)	—	(48,069)

Total ADA-ES, Inc. stockholders’ equity	45,115	(30,000)	15,115
Non-controlling interest	4,064	(30,994)	(26,930)

Total Stockholders’ Equity (Deficit)	$49,179	$(60,994)	$(11,815)

Effect on Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	As Originally Reported June 30, 2011	Adjustment	Balance as Restated June 30, 2011
	(Amounts in thousands)
Common stock	$59,348	$(30,000)	$29,348
Accumulated deficit	(58,011)	—	(58,011)

Total ADA-ES stockholders’ equity (deficit)	1,337	(30,000)	(28,663)
Non-controlling interest	1,422	(30,269)	(28,847)

Total Equity	$2,759	$(60,269)	$(57,510)

Effect on Consolidated Statement of Cash Flows

	As Originally Reported Six Months Ended June 30, 2011	Adjustment	Balance as Restated Six Months Ended June 30, 2011
	(Amounts in thousands)
Cash Flows from Investing Activities:
Principal payments received on notes receivable	$1,580	$—	$1,580
Equity contribution from sale of interest in joint venture	30,000	(30,000)	—
Capital expenditures for equipment, patents and development projects	(4,974)	—	(4,974)

Net cash provided by (used in) investing activities	$26,606	$(30,000)	$(3,394)

Cash Flows from Financing Activities:
Net borrowings under line of credit	$4,168	$—	$4,168
Sale of temporary equity in joint venture	—	60,000	60,000
Non-controlling interest equity contributions	250	—	250
Distributions to non-controlling interest	(5,698)	(30,000)	(35,698)
Exercise of stock options	81	—	81
Stock issuance and registration costs	(16)	—	(16)

Net cash provided by (used in) financing activities	$(1,215)	$30,000	$28,785

(13)	Subsequent Event

ADA signed a definitive agreement under which a newly formed, wholly owned subsidiary of ADA, BCSI LLC, will acquire and operate certain assets of two related privately held companies that fabricate and supply Dry Sorbent Injection (“DSI”) systems and other material handling equipment and provide testing and related DSI services. The agreement provides for an initial payment of $2 million in cash, and an additional $3 million payable over five years. The transaction is expected to close near the end of August 2012, subject to customary and certain other conditions.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve risks and uncertainties. Words or phrases such as "anticipates," "believes," "hopes," "expects," "intends," "plans," the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	when mercury and other regulations or pollution control requirements will become effective and the scope and impact of such regulations, including the impact of the final Mercury and Air Toxics Standards (“MATS”);

(b)	expected growth in and potential size of our target markets;

(c)	expected supply and demand for our products and services;

(d)	the terms and timing of the acquisition of the assets of Bulk Conveyor Specialist Inc., and Bulk Conveyor Services, Inc. (together, “Bulk Conveyor”);

(e)	the effectiveness of our technologies and the benefits they provide;

(f)	expected timing of conducting additional demonstrations of our technology and completing a supply agreement with Arch Coal;

(g)	the timing of awards of, and work under, our contracts and agreements and their value and their availability;

(h)	expected production levels at our refined coal (“RC”) facilities, when those RC facilities will be placed into permanent operation and expected use of the tax credits under Section 45 of the Internal Revenue Code (“Section 45 tax credits”) generated by the RC facilities;

(i)	our ability to profitably sell, lease and/or recognize the tax benefits from operating additional RC facilities;

(j)	timing and amounts of or changes in future revenues, funding for our business and projects, margins, expenses, earnings, tax rate, cash flow, working capital, liquidity and other financial and accounting measures;

(k)	the materiality of any future adjustments to previously recorded revenue as a result of DOE audits;

(l)	whether any lawsuits or Environmental Protection Agency (“EPA”) actions will have a material impact on the implementation of the MATS or other regulations; and

(m)	management’s belief that it is more likely than not that the Company will realize its tax deferred assets.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, timing of new and pending regulations and any legal challenges to them; the government’s failure to promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address expected growth in our target markets; loss of key personnel; failure to satisfy performance guaranties; the failure of the facilities leased by Clean Coal Solutions, LLC (“Clean Coal”) to continue to produce coal that qualifies for Section 45 tax credits; termination of the leases of such facilities; decreases in the coal available for treatment at Clean Coal’s RC facilities; plant outages; seasonality; failure to monetize the new CyCleanTM and M-45TM facilities; failure to consummate the Bulk Conveyor acquisition; difficulties in the integration of Bulk Conveyor’s operations; inability to put into permanent operation our available RC facilities and obtain necessary agreements, permits and private letter rulings from the IRS; availability of raw materials and equipment for our businesses; results of further discussions with the Securities and Exchange Commission (“SEC”) with respect to the Company’s deferred tax assets; our inability to realize our deferred tax assets; intellectual property infringement claims from third parties; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our Annual Report on Form 10-K and Part II Item 1A of this Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements made in this report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Overview

We develop, offer and implement proprietary environmental technology and market specialty chemicals to the coal-burning electric utility steam generating units (“EGU”) industry, to the Portland cement industry and to industrial boiler operators. We have three operating segments: RC (refined coal), EC (emission control) and CC (CO2 capture). The RC segment includes revenues from the leasing of RC facilities and RC sales which approximate the cost of raw coal acquired for RC facilities operated for our own account. The EC segment includes revenue from the supply of emissions control systems including powdered activated carbon injection (“ACI”) systems, dry sorbent injection (“DSI”) systems to control SO2 , SO3, and HCl and flue gas conditioning (“FGC”) systems , the licensing of certain technology and provision of consulting services. The CC segment includes revenue from projects relating to the CO2 capture and control market, including projects co-funded by government agencies, such as the DOE and industry supported contracts.

Our RC segment generates revenues through the lease or sale of RC facilities, which qualify for Section 45 tax credits, to third party financial institutions or others as well as operating RC facilities and keeping the tax credits for our own and our partners’ accounts. To date, 28 RC facilities that qualify for the Section 45 tax credits have been “placed in service” through Clean Coal, our RC joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation, and with an affiliate of The Goldman Sachs Group, Inc. (“GS”).

The primary drivers for many of our EC products and services are environmental laws and regulations impacting the electric power generation industry. Environmental regulations, such as the 1990 Clean Air Act Amendments, the recently enacted Mercury and Air Toxics Standards (“MATS”) regulations, various Maximum-Achievable Control Technology (“MACT”) standards including the upcoming Industrial Boiler MACT (“IBMACT”) regulations, Cement MACT (as defined below) regulations, various state regulations and permitting requirements for coal-fired power plants are requiring electric power generators to reduce emissions of pollutants, such as particulate matter, SO2, NOx, mercury, and acid gases. We are a key supplier of mercury control equipment and services, which includes ACI systems, to the EC market whose commercial equipment component first began in 2005 when several individual states began to require limits on mercury emissions. We also offer DSI systems to control SO2 and acid gases such as HCl and SO3.

We conduct research and development efforts in CO2 capture and control from coal-fired boilers. In September 2010, we signed our second significant contract related to CO2 capture with the DOE, for a project that is expected to continue through the end of 2014.

Refined Coal

We are marketing our CyClean and M-45 technologies, services and equipment through our joint venture in Clean Coal. Since its inception, ADA has been considered the primary economic beneficiary of Clean Coal and has consolidated its accounts.

Environmental Legislation and Regulations

Clean Coal’s primary opportunity is based on Section 45 tax credits, as amended by the American Jobs Creation Act of 2004, the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Tax Relief and Job Creation Act of 2010. In December 2009, the IRS issued the initial guidance as to the specifics concerning how the emissions reductions are to be measured and certified to demonstrate compliance necessary to qualify for the Section 45 tax credits. The IRS provided subsequent guidance on October 4, 2010 to address various issues that had arisen. Additionally, the IRS has published a number of Private Letter Rulings (“PLR”s) that provide approval to taxpayers on specific Section 45 tax credit projects. Although the approvals in each PLR only applies to the taxpayer on the specific project mentioned in the PLR, other taxpayers can gain an understanding on how the IRS is ruling on certain matters based on the conclusions reached in the PLR.

In December 2010, the Tax Relief and Job Creation Act of 2010 extended the placed in service deadline for the Section 45 tax credits to January 1, 2012. The 2012 tax credit amounts to $6.47 per ton of RC, and escalates annually through 2021.

Technology License Agreements and Operating Agreement

ADA licensed to Clean Coal, on an exclusive basis, the CyClean technology in November 2006. On July 27, 2012 ADA licensed the M-45 technology (the “M-45 License”) to Clean Coal in order to leverage Clean Coal’s operating expertise and take advantage of the other synergies that can be obtained by Clean Coal having the ability to provide and use either the CyClean or M-45 technology.

The M-45 License grants Clean Coal a license to use, on an exclusive, non-transferable, royalty bearing basis, certain technology (the “M-45 Technology”), with the right to grant multiple tiered sublicenses, for the production of RC in the United States and its territories and possessions. The M-45 License includes certain rights to use the M-45 Technology on various ranks or blends of coals in any type of coal-fired boiler, and is in addition to the license granted to Clean Coal for CyClean. In addition to the rights described above, the M-45 License gives Clean Coal, on a limited, non-exclusive, non-transferable, royalty-bearing basis, with the right to sublicense (under specified terms to be approved by ADA prior to the sublicense being granted) to limited utilities that burn or have burned RC using the M-45 Technology to continue to use the M-45 Technology under certain circumstances for the purpose of “Mercury Only Emission Control” (which is the use of the M-45 Technology for the primary purpose of decreasing the emissions of mercury from coal-fired boilers using any type of coal or blend of coals, but without the intention of also decreasing emissions of NOx or otherwise qualifying for Section 45 tax credits or other similar tax credits.)

The M-45 License runs from July 27, 2012, through the later of the expiration of (i) the Section 45 tax credits, (ii) any similar tax credit subsequently enacted, but within one year of the expiration of the Section 45 tax credits, which tax credit provides for the production of a coal-based fuel (pre-combustion) that emits, when combusted, a lower level of both NOx and mercury emissions, or (iii) the date on which Clean Coal or any sublicensee permanently ceases to provide Mercury Only Emission Control (as defined above). The M-45 License excludes the use of the M-45 Technology or certain licensed property (as further defined in the M-45 License) in connection with the application of additives included in the M-45 Technology or the licensed property at any PRB mines and sites (including coal processing sites) in the PRB, or during transportation of the PRB coal from such mines and sites to the first delivery point (i.e. during the originating mode of transportation by train, railcar or other methods), which rights have been granted to Arch Coal, Inc. (“Arch Coal”) under the related Development and License Agreement we have with Arch Coal.

Pursuant to the M-45 License, we will receive royalties (the “RC Royalties”) equal to (i) a percent of the per-ton, pre-tax margin from future production of RC produced with the M-45 Technology from leased or sold RC facilities, (ii) a percentage of the Section 45 tax credits claimed by Clean Coal (or a Clean Coal affiliate), or their respective owners, on RC produced by a facility that Clean Coal does not monetize with a third party and instead opts to retain the Section 45 tax credits from that facility for its (or an affiliate’s) own benefit, net of all directly allocable operating expenses and all utility payments incurred by Clean Coal (or an affiliate) in connection with the production and sale of such RC, and (iii) a percent of the revenue, net of all direct expenses, received by Clean Coal as a direct result of Clean Coal’s exercise of the license for Mercury Only Emission Control described above. ADA is entitled to receive up to $10 million in prepaid royalty deposits upon the attainment of certain milestones, which amount includes an initial payment of $2 million made upon signing of the non-binding term sheet for the M-45 License Agreement in November, 2011. Clean Coal has the right to defer prepaid royalty deposit payments (subject to the accrual of interest on such deferred amounts) if it determines that it should do so in order to meet its capital needs. Prepaid royalty deposit payments made by Clean Coal but not credited against Clean Coal’s RC Royalty payment obligations in accordance with the M-45 License may become refundable by us if no RC Royalties have been accrued or paid for a period of six consecutive months and, in the reasonable opinion of Clean Coal, no RC Royalties are expected to be paid or accrued in the next 90 day period, subject to our right to review and dispute the repayment amount.

Until such time as the prepaid royalty deposit payments have been fully amortized, Clean Coal may reduce the RC Royalties payable to us by 50% until the closing of a monetization transaction or commencement of operation by Clean Coal of a facility producing more than a specified number of tons of RC, at which time the reduction shall be lowered to 33 1/3%. Further adjustments to RC Royalties payable to us are provided for in the event it does not appear that RC Royalties payable over the term of the License Agreement will allow for the full amortization of prepaid royalties. We have certain obligations to provide technical assistance to Clean Coal and its sublicensees during the term of the M-45 License, as well as certain obligations to protect and maintain the patents that underlie the M-45 Technology.

The M-45 License contains customary indemnification provisions for license agreements of its type, including indemnification by us for any losses suffered by Clean Coal as a result of any claims for infringement by the M-45 Technology as to intellectual property rights of any third party, as well as customary representations and warranties and liability limitation provisions. Either party may terminate the M-45 License upon written notice to the other party if the other party commits a material breach of any representation, warranty, covenant or agreement contained in the M-45 License, generally with a right to cure a breach within 30 days.

In addition, on August 1, 2012, ADA entered into a Second Amendment to the Second Amended and Restated Operating Agreement of Clean Coal (the “OA Amendment”) pursuant to which we made certain changes to Clean Coal’s existing Operating Agreement to conform the agreement to the rights being granted to Clean Coal under the M-45 License described above. In addition, the OA Amendment deletes certain provisions of the existing Operating

Agreement that are no longer applicable to Clean Coal’s business, adds an additional “at-large” member to the Clean Coal Board of Managers who is not affiliated with either ADA, NexGen or GS, and revises the governance provisions to reflect the addition of the additional member of the Board of Managers of Clean Coal.

Leased and Operating RC Facilities

On June 29, 2010, Clean Coal executed contracts in which two RC facilities were leased by Clean Coal’s wholly owned subsidiaries (the “Lessors”) to GS RC Investment, LLC (the “Lessee”). The two facilities were installed at two different power plants in the Midwest each of which operates two cyclone boilers burning Powder River Basin (“PRB”) coal from Wyoming. On November 21 and December 15, 2011, Clean Coal, the Lessors and the Lessee entered into two Exchange Agreements pursuant to which the parties exchanged the leased RC facilities at each power plant with newly constructed, redesigned RC facilities which resulted in termination of the original leases and entry into new lease agreements (the “Exchange Transactions”). The new leases carry over most of the substantive terms and conditions of the initial leases and have annual terms that automatically renew through December 31, 2021.

As a result of the extension of the Section 45 tax credit placed in service deadline, Clean Coal built and qualified an additional 26 RC facilities that met the extended placed in service date. These facilities use a combination of our CyClean technology, which is limited to cyclone boilers, and M-45 technology, which can be used in non-cyclone boilers.

ADA expects several of the newly qualified RC facilities to begin routine operations in 2012. Once the final utility site and financing party have been determined, it takes an average of approximately six months to obtain environmental permits for full-time operation, secure necessary approvals from state Public Utility Commissions, and negotiate and complete all necessary contracts. Since the IRS did not provide explicit guidance on blending of coal to qualify for Section 45 tax credits, PLRs may be needed from the IRS if requested by the applicable utility or financing party, which may take four to six months to obtain after formal contracts are completed. We expect that we will eventually be able to obtain all required PLRs. We expect that the transactions for the new RC facilities over the next year will be structured similarly to the lease transactions previously entered into for the two initial RC facilities placed in service in June of 2010 or may also be structured as a sale of the RC facility with the purchase price payable over time. If we enter into transactions for RC facilities that are structured as sales, we would expect the economic impact to us to be substantially similar to prior lease transactions. As is generally the case in these transactions, the sale or lease of the RC facilities and the monetization of the Section 45 tax credits involve a relationship between the utility, a financial party and Clean Coal. By buying or leasing the RC facility and producing RC, the financial institution or other party becomes the producer of RC, receives the benefit of the annually escalating per ton Section 45 tax credit and is able to deduct depreciation. In return it pays, and may also deduct, a fee to the utility for coal handling and land use to site the RC facility and operational costs. In addition, the financial party pays a combination of fixed and contingent rents to Clean Coal for the lease of the RC facility. In addition to the site and coal handling payments, the utility receives the benefit of the resulting mercury reductions which have an estimated value of between $1.00- $4.00 per ton.

In connection with the Exclusive Right to Lease Agreement (“Lease Agreement”) among ADA, NexGen and Clean Coal as discussed in prior filings, Clean Coal granted GS the exclusive right (but not the obligation) to lease facilities that will produce up to approximately 12 million tons (+/- 10%) (the “Target Tons”) of RC per year on pre-established lease terms similar to those currently in effect for Clean Coal’s two then-existing leased facilities, but which are more economically favorable to Clean Coal than the rates in the leases for the existing RC facilities that Clean Coal leased to another GS affiliate in June 2010. Clean Coal is required to submit a package to GS with respect to each RC facility it proposes that GS consider for leasing (being all RC facilities developed by Clean Coal until the Target Tons are met), and upon certification and acceptance of the certification for a given RC facility by GS, GS is required to pay Clean Coal, as a deposit, an agreed amount for each 1 million tons of projected annual RC production. Upon closing of a lease of an RC facility from Clean Coal, GS is required to pay Clean Coal an additional amount per 1 million tons of projected annual RC production. These payments are paid as advance rent, and actual amounts due under the leases (with true-ups) will be paid in accordance with the operative lease and related agreements, which are to be based on the forms of documents that were used in the transactions for the existing RC facilities leased to the Lessee and will include guaranties by us and NexGen. The initial lease terms are expected to be five years, with annual renewals for five successive one-year periods. If GS determines that it wishes not to lease a RC facility after it has paid the deposit, it can demand the return of the deposit paid for that RC facility, and the deposit must be paid within 30 days of the end of the quarter in which the demand is made. The amount of any deposit will earn interest from the date of demand until the deposit is paid. Clean Coal received $14.9 million from GS in 2011 as initial deposits for more than the Target Tons, which according to the Lease Agreement reserves its right to negotiate for specific RC facilities. We are also currently in discussions with a number of other major financial institutions, corporations and other investors with respect to a number of the remaining facilities.

Pursuant to the Lease Agreement, Clean Coal leased an additional RC facility to GS in the first quarter of 2012 pursuant to agreements with substantially similar terms and conditions as those applicable to the two other currently leased RC facilities. With progress to date, currently a total of seven RC facilities are operating at full time status treating fourteen boilers that, in the aggregate, average more than twenty million tons of RC per year.

In addition to the three leased RC facilities, Clean Coal began full time operations for four additional RC facilities in the first and second quarters of 2012 for its own account (as well as part time operation on a few other RC facilities), resulting in its right to claim the Section 45 tax credits. Clean Coal leased one of these RC facilities to another third party in the first week of August. Clean Coal plans to retain and operate one of these RC facilities permanently for its own account going forward and to lease or sell the other RC facilities currently in full time operation to financial institutions or others pending completion of definitive agreements. During the second quarter, the four RC facilities operated for Clean Coal’s account generated approximately $7.5 million in Section 45 tax credits that can be used to offset future tax expenses, approximately $38 million in revenues from RC sales which are offset by $38 million in raw coal costs. Clean Coal has finalized monetization contracts for an eighth RC facility and is waiting for a PLR and other approvals before full time operation can commence which is expected in the next few months. With these eight RC facilities operating, Clean Coal will be producing about 23 million tons of RC per year based upon historical coal usage at these plants. Clean Coal is in negotiations to lease or sell several additional RC facilities and expects to be producing up to 30 million tons of RC by year end.

In those cases where Clean Coal chooses to operate an RC facility, either on an interim basis or for the long-term, it receives the benefit of the Section 45 tax credit from the RC produced at the facility. As part of those operations Clean Coal purchases raw coal from the utility and sells the RC back, generally at the same price per ton, recognizing revenue from the RC sale and costs of revenue for the raw coal purchased. These amounts may be significant as the average per ton price for the coal purchased and sold could be in excess of $35. In those operations Clean Coal also pays, and may also deduct, a fee to the utility for coal handling and land use to site the RC facility, and operational costs. For the RC facilities that Clean Coal operates, it will receive in 2012 a tax credit of $6.47 per ton and it will make and deduct for tax purposes payments to the utility and operating expenses.

Status of Remaining RC Facilities

Based upon the progress to date with the available RC facilities, we expect several additional units to be in full time operation by the end of 2012. So far we have achieved an announced goal that we would be at three times the 2011 RC production levels by the end of the second quarter. This RC production level includes RC facilities leased to others as well as RC facilities that Clean Coal operated for its own account. We plan to place into full time operations the remaining facilities by the end of 2013. For the remaining facilities, there are a number of possible locations all with different sizes and characteristics. As a result, it is difficult to provide explicit guidance at this time for their permanent placement. For example, we are holding five facilities in reserve for placement at five very large potential RC production sites. Each of these sites has its own unique set of circumstances and issues that will likely require some change in operations at the utility or other changes such as technology improvements, switch in coal rank, or a PLR, in order for those facilities to begin full time operation. In this regard we have made significant progress in expanding the potential target market by extending the RC technologies beyond PRB coals. Clean Coal is currently operating two RC facilities using the M-45 Technology at plants burning Gulf Coast lignite and one CyClean facility at a plant burning North Dakota lignite. In addition, tests have demonstrated the potential to apply the RC technologies to bituminous coals.

Based on the current Section 45 tax credits, we expect Clean Coal to generate revenues from leasing to financial parties or recognizing the benefit from tax credits produced by retaining and operating the 26 RC facilities that met the placed in service deadline in 2011 through December 31, 2021 and the two RC facilities placed in service in 2009 through December 31, 2019. Currently, we expect that Clean Coal will ultimately permanently retain and operate RC facilities producing approximately one ton for every four tons produced by RC facilities that it leases or sells to a third party to help offset tax liabilities. We do not expect to build any additional RC facilities for our Section 45 business unless the placed in service deadline is further extended by Congress. Upon expiration of the tax credits on or before December 31, 2021, the leases of our RC facilities to financial parties will terminate. We may then sell or lease the RC facilities directly to the utilities, or operate them on behalf of utility customers given the significant benefit of the resulting mercury reductions such facilities provide. The tax credits would no longer be available absent further extension by Congress.

We are also in the process of increasing the number of potential financial parties and others that we are negotiating with to monetize the Section 45 tax credits. By the end of the third quarter we expect that we will have leased or sold RC facilities to two or three new financial parties and others. As more of the RC facilities become operational and operating for longer periods, we believe the technical and tax credit risks are reduced. As a result, we expect the financial terms around future lease transactions to generally improve for Clean Coal and result in higher per-ton profits over time. In addition, our RC business opportunities do not depend upon any new environmental or tax regulations. The current ten year tax credits do not require any additional approval by Congress, which provides us with a high degree of confidence that the CyClean and M-45 technologies will generate long-term cash flows.

ADA expects to generate pre-tax income of greater than $1.00 per ton of RC produced per year for facilities leased to others after payments to its joint venture partners for the remaining nine year life of the tax credits. If all RC facilities become fully operational, after obtaining environmental permits for full-time operation and completing all necessary contracts, we expect them to produce a total of approximately 60 million tons of RC per year. From RC facilities leased or sold to others, ADA expects annualized segment revenue and pre-tax income to increase to a run rate of approximately $100 million and $50 million per year by the end of 2012, or $5.00 per share, respectively, after payments to minority partners, through 2021, with the potential to double those levels by the end of 2013. During 2012 and 2013, we expect leases of new facilities to generate significant cash receipts from prepaid rent for Clean Coal. For the RC production that Clean Coal retains, in addition to operating costs, Clean Coal will record coal sales and costs of coal that may be significant, which will result in increased revenues (over and above the revenue increases from the monetized RC facilities) and expenses, and will likely keep margin dollars similar to levels as if the RC was not retained. As a result of the tax credits that are expected to flow through to ADA from Clean Coal, we expect that ADA’s effective corporate tax rate will decrease to approximately 10% looking forward through 2021.

Emission Control

Environmental Legislation and Regulations

Mercury has been identified as a toxic substance and, pursuant to a court order, the U.S. Environmental Protection Agency (“EPA”) issued regulations for its control from power plants in March 2005, which was known as the “Clean Air Mercury Rule” or “CAMR.” CAMR was subject to significant challenges and was ultimately declared invalid. In April 2010, the U.S. District Court of Appeals of the District of Columbia approved the consent agreement reached between the EPA and a coalition of public health and environmental groups that sued in 2008 to force the agency to set tighter emission limits. That settlement required the EPA to issue a draft rule in March 2011 and a final rule requiring strict plant-specific controls for power plants’ toxic air pollutants no later than November 16, 2011. On March 16, 2011, the EPA issued the draft of the proposed MATS rule, a MACT-based hazardous pollutant regulation applicable to coal and oil fired electric utility steam generating units, which provides for among other provisions, control of mercury and volatile metals such as arsenic, selenium and control of acid gases such as HCl and other Hazardous Air Pollutants (“HAPs”). On October 28, 2011, the EPA, with approval of the environmental groups who were parties to the Court of Appeals consent, extended the deadline and the final rule was issued on December 16, 2011, and took effect on April 16, 2012. Prior to April 16, 2012, several industry groups filed multiple lawsuits against the EPA with the U.S. Circuit Court of Appeals for the District of Columbia challenging various aspects of the MATS. On July 20, 2012, Assistant EPA Administrator Gina McCarthy issued a letter indicating that the EPA intended to grant reconsideration of certain new source issues. On July 27, 2012 EPA Administrator, Lisa P. Jackson, signed a notice to be published in the Federal Register. The action stays the effectiveness of the final rule relating to new source standards and addressed certain technical issues including measurement issues related to mercury and the data set to which the variability calculation was applied when establishing the new source standards for particulate matter and hydrochloric acid. We expect that the reconsideration will affect emissions limits for new sources. The EPA action does not affect existing sources and at this time, we do not believe any of the lawsuits will have a material impact on the implementation of the mercury standards of MATS for existing generating units.

The final rule establishes standards for all HAPs emitted by coal and oil fired EGU’s with a capacity of 25 megawatts or greater. Units with lower generating capacities will fall under the IBMACT rule once it is issued. The standards are based upon the average of the best performing 12% of existing applicable power plants. The MATS provides the option to use facility-wide averaging of 90 days to meet the limits for mercury. The MATS limits mercury emissions from existing units to 1.2 pounds per trillion BTU (1.0 pound per trillion BTU if 90 day averaging is used). This emission limit corresponds to capture of up to 80-90% of the mercury in the coal burned in electric power generation boilers as measured at the exhaust stack outlet for most coals having greater than 8,500 BTU per pound heat rate. For plants burning lower rank coals such as lignite, the emission limit is 4.0 pounds per trillion BTU. The EPA estimates that there are approximately 1,200 coal-fired units and 300 oil-fired units affected by the MATS. Existing sources must comply with the MATS standards by April 16, 2015. An authorized State permitting authority has the ability to grant sources up to a one year extension, on a case by case basis, if such additional time is necessary for the installation of controls.

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

The EPA also issued a new IBMACT regulation for coal-fired boilers that provide mostly steam and/or electricity for small industrial and institutional power needs with no more than 25 MW of electricity sold to the grid. The final regulation was released on February 23, 2011 and issued on March 21, 2011, with compliance deadlines originally scheduled for early 2014. On December 2, 2011, the EPA issued proposed reconsiderations of certain aspects of the IBMACT, including clarification of applicability and implementation issues. We believe the EPA intends to finalize these reconsiderations and issue a new rule by the end of 2012.

The IBMACT could impact over 600 existing coal-fired industrial boilers. The previous emission limit (if maintained) of 3.1 pounds of mercury per trillion BTU for existing and 0.86 pounds per trillion BTU for new coal-fired industrial boilers will on average require greater than 50% capture of mercury from coal-fired boilers burning various coals. We believe the final IBMACT could increase the market for both ACI and DSI systems when considering the requirement to control both mercury emissions and HCl under this final rule.

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

The Cross State Air Pollution Rule (the “CSAPR”), formerly known as the “Transport Rule”, was finalized by the EPA on July 6, 2011. CSAPR is intended to replace the EPA’s 2005 Clean Air Interstate Rule and requires 27 states in the Midwest and eastern half of the United States and the District of Columbia to significantly improve air quality by reducing power plant SO2 and nitrogen oxide emissions that contribute to ozone and fine particle pollution in other states. On December 30, 2011, the D.C. Circuit Court of Appeals issued a stay against implementation of the CSAPR in one of more than three dozen lawsuits challenging the CSAPR in order to hold a hearing on the issue of irreparable harm. Oral arguments in the case were heard on April 13, 2012. Although the court did not spell out its reasoning or address the underlying merits of the case, the plaintiffs had argued that the EPA’s six-month compliance timeline imposes a substantial and imminent injury. Absent the stay, the rule would have become effective on January 1, 2012 for SO2 and annual nitrogen oxide reductions and May 1, 2012 for ozone season nitrogen oxide reductions. A ruling from the court is expected in the third quarter.

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

To date, we have obtained contracts for or are in the process of installing ACI systems intended to control mercury emissions from 55 coal-fired EGU boilers. We anticipate the need for 400 to 600 ACI systems to be supplied between 2012 and 2015, which would require rapid scale-up of our production capabilities to maintain our target and present 35% market share. For an average size EGU, the ACI equipment costs are between $600,000 and $1 million. We expect to continue to expand our sales staff as well as our pre-contract and post-contract engineering design group and fabrication alliances to meet this anticipated market. In addition and in order to meet the expected demand in the ACI and DSI market, on July 30, 2012, we signed a definitive agreement pursuant to which a newly formed, wholly owned subsidiary of ADA, BCSI, LLC, will acquire and operate the assets of Bulk Conveyor Specialist Inc., a leading privately held fabricator and supplier of DSI systems and other material handling equipment, and Bulk Conveyor Services, Inc. (together, “Bulk Conveyor”), which provides testing and related services, in exchange for $2 million in cash and $3 million payable over the next five years. Our payment obligations for the outstanding balance will be evidenced by two promissory notes in the amounts of $2.8 million and $200,000, with payment under the larger note guaranteed by ADA.

In order to integrate the acquisition, Aaron Prince, who currently serves as Refined Coal Development Director for Clean Coal, will become the General Manager of the new subsidiary. In addition, the current owner of Bulk Conveyor will enter into an exclusive consulting agreement with BCSI, LLC. The acquisition is expected to close near the end of August, 2012, subject to customary and certain other conditions. This acquisition provides ADA with significant capacity, experience and resources to provide customers with the proven, reliable solutions they expect and need for emissions compliance. Bulk Conveyor’s manufacturing facility will also allow ADA to expand its capacity for supplying ACI systems.

We believe several contracts for ACI and DSI systems will be awarded in the third and fourth quarters of this year and that MATS will eventually generate up to $300 million in sales of both ACI and DSI systems for the Company over the next three years. As an indication of progress in the development of this market, to date we have responded to greater than $164 million in bids for equipment of which $94 million is from this calendar year alone. We are currently in negotiation with a few utilities about fleet-wide sales of ACI systems.

In addition to the mercury control applications for ACI systems, we have also developed and are offering commercial DSI systems to inject dry alkali sorbents for control of acid gases such as SO3 and HCl as well as for control of the criteria pollutant SO2. The use of DSI for SO3 reduction can also enhance the capture of mercury on bituminous coal fired boilers. DSI systems, which cost approximately $2 million to $3 million for an average size EGU, provide a low CAPEX alternative to scrubbers for meeting certain provisions of the MATS and CSAPR. The EPA predicts that about 200 DSI systems will be sold. We conducted full-scale tests of the DSI equipment in 2010 and 2011 for the control of HCl, SO2 and SO3 on plants burning bituminous, PRB, and lignite coals. In early February of this year, we were notified that our bid for a DSI system for a power generator was selected and we recently finalized the $2 million contract for this first commercial DSI system.

Enhanced Coal

A third ADA mercury-only coal treatment technology is also being marketed by the Company to meet mercury requirements currently existing in 19 states and the MATS requirements in 2015. Since 2004, we have been working with Arch Coal to explore certain unique characteristics of some types of coals mined by Arch Coal that allow them to be burned with lower emissions. We believe a technical breakthrough that involves the application of proprietary chemicals to Western Coals such as PRB likely reduces emissions of mercury and other metals when this “enhanced” coal (“Enhanced Coal”) is eventually burned at power plants. We believe our Enhanced Coal technology increases the fuel costs to the power producer by $2-$4 million per year but provides a benefit to the customer of $1-$4 ton of coal burned when used on Western coals. U.S. power plants consume up to 600 million tons of Western coal per year.

We will be providing Enhanced Coal through two channels – (1) through Arch Coal for use on PRB coal at the mine and (2) through direct coal treatment applied on-site at power plants. On June 25, 2010, we entered into a Development and License Agreement (the “License Agreement”) with Arch Coal giving them an exclusive, non-transferable license to use certain technology to produce Enhanced Coal by the application of ADA’s proprietary coal treatment technology to Arch Coal’s PRB mined coal. We expect that use of this Enhanced Coal will help utilities meet the mercury emissions requirements in the MATS. Pursuant to the License Agreement, we are providing development services to Arch Coal aimed at applying the technology to the PRB coal. In addition, if we develop improvements to the technology that are related to the reduction of certain emissions from the burning of PRB coal, that technology will either be included in the license at no additional cost, or, under certain circumstances, we will negotiate with Arch Coal to determine if Arch Coal wants to use the additional improvements. We retain all right, title and interest, including all intellectual property rights, in and to any technology we license to Arch Coal. The initial demonstration of coal treated at the mine and shipped by rail to a power plant produced promising results.

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

The DOE is providing partial funding for CO2 control projects and in September 2010 we signed a contract with the DOE to continue development of clean coal technology to capture CO2 from coal-fired power plants and other industrial sources of CO2 emissions. The agreements with the DOE provide that any inventions we create as a result of the work become our property and we retain the rights to commercialize any products we develop under the contracts. We participated in two such agreements in 2011 pursuant to which we are researching and developing a novel process to capture CO2 from coal-fired power plants.

In 2010 we began the first field tests of our CO2 control technology on a $3.8 million program co-funded by the DOE, as well as several major forward-thinking utility companies. The initial results at a plant confirmed the promising performance we had demonstrated in our laboratory. The pilot plant was moved to another plant for additional testing.

Once captured, the CO2 could be either stored underground (sequestration) or beneficially used in processes such as enhanced oil recovery. This technology appears to offer potential cost and energy advantages over competing liquid-solvent-based technologies.

In October 2010, we began work on a second major CO2 project, which is expected to run for a total of 51 months to scale-up the technology to the one-megawatt level, which is a key step in the technology development process. We are the prime contractor for the approximately $20.5 million project administered by the DOE’s National Energy Technology Laboratory which is providing $15 million of the funding. The project provides funding to advance our commercialization plan for regenerable solid-sorbent technology.

In June 2012, we initiated the fabrication and construction phase for the pilot plant to treat a slipstream of flue gas equivalent to that generated from producing one-megawatt of electricity. The pilot plant, which is scheduled to commence operations in October 2013, will be installed at Southern Company subsidiary Alabama Power’s Miller Electric Generating Plant outside Birmingham, Alabama.

We anticipate that DOE funded CO2 programs will continue to represent an important component of the revenue stream of the Company over the next several years as we position ourselves for the market growth for ACI systems, enhanced coal additives and related technology with Arch Coal and other technologies for emissions control.

Results of Operations – 2nd Quarter and YTD 2012 versus 2nd Quarter and YTD 2011

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Revenues totaled $52.5 million and $70.7 million for the three and six months ended June 30, 2012 versus $7 million and $15.5 million for the three and six months ended June 30, 2011, respectively, representing an increase of 647% and 357% for the quarter and year to date. The change is due primarily to revenues from operations at the RC facilities we leased to a third party and RC sales from other facilities placed in service in 2011 that were operated by Clean Coal in 2012 prior to being leased or sold to third parties . The change is also due in part to an 80% increase in our EC segment revenues. We expect overall revenues for 2012 to be significantly higher than those reported for 2011.

Cost of revenues increased by $43.2 million and $56.2 million or 2335% and 1786% for the three and six months ended June 30, 2012, respectively, from the same periods in 2011 primarily as a result of costs of raw coal purchased for the RC facilities operated by Clean Coal. In addition, costs increased in the EC segment due to the increased activity in this segment and due to the hiring of additional staff required to meet expected growth.

Gross margins were 14% and 16% for the three and six months ended June 30, 2012, respectively, compared to 74% and 80% for the same periods in 2011. The decrease primarily reflects such increased costs. If the RC coal sales and raw coal purchases and operating costs related to RC produced for Clean Coal’s account, which will not continue with respect to any facilities after they are monetized, are subtracted from the revenue and costs of revenue amounts reported for 2012, gross margins would be 81% and 79% for the three and six months ended June 30, 2012, respectively, and would be directly comparable to the 2011 margin percentages noted above as the 2011 revenues and cost of revenues did not include such costs. For the near term, we expect the leasing activities in the RC segment to represent an increasing source of revenues, for which the anticipated gross margins are higher than our EC and CC segments. As a result, we expect the gross margin when coal sales and purchases are disregarded for fiscal year 2012 to be higher than the overall margin realized in 2011.

Refined Coal

Revenues in our RC segment totaled $48.4 million and $63.5 million for the three and six months ended June 30, 2012, respectively, compared to $4.7 million and $10.8 million for the three and six months ended June 30, 2011, representing an increase of 918% and 486% for the quarter and year to date. Rental income totaled $10.6 million and $16 million from the leased RC facilities for the three and six months ended June 30, 2012, respectively, compared to $4.7 million and $10.7 million for the same periods in 2011. Sales of RC totaled $37.7 million and $47.5 million for the three and six months ended June 30, 2012 as a result of raw coal purchases and RC sales at the several different RC facilities that Clean Coal operated for its own account during the periods shown. There were no such sales or raw coal purchases for the same periods in 2011.

Clean Coal incurs the operating costs for the RC facilities operated for its own account and retains for its owners the tax credits generated from the approximately 1.2 million tons and 1.4 million tons of RC produced for its own account during the three and six months ended June 30, 2012, respectively. We expect our quarterly revenues to continue to fluctuate based on seasonal variations in electricity demand as well as planned and unplanned outages required by the power plants for equipment repair and maintenance. On an ongoing basis, we expect our four currently leased RC facilities to generate from $29 million to $36 million in revenue per year now through 2021 based on the Section 45 tax credits produced by their operations.

Cost of revenues for the RC segment totaled $41.9 million and $54 million for the three and six months ended June 30, 2012, respectively, compared to $413,000 and $588,000 for the same periods in 2011. Costs increased due primarily to the cost of coal acquired to operate RC facilities placed in service which costs approximate the revenues realized on its sale noted above. We expect future RC margins irrespective of those coal purchases and RC sales for the RC facilities leased to others to be at a level near 85%.

RC segment profits increased by $986,000 or 26% and decreased by $2.8 million or 30% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 primarily as a result of a third RC facility being leased during the second quarter of 2012, an increase in the amount of coal burned at the utilities where the leased RC facilities are located due to seasonal changes in demand during the second quarter of 2012, offset by the cost of operating certain RC facilities for our own account and one-time costs incurred as we work through moving the placed in service facilities to long-term operations. These amounts are prior to the allocation of such profits to the non-controlling interest of Clean Coal.

Emission Control

Revenues in our EC segment totaled $4.0 million and $6.7 million for the three and six months ended June 30, 2012, respectively, compared to $1.7 million and $3.7 million for the three and six months ended June 30, 2011, respectively, representing an increase of 132% and 80% for the quarter and year to date.

The amounts reported excludes the work ADA has conducted for Clean Coal, as further described below, which was eliminated in our consolidation. Revenues from the EC segment for the six months ended June 30, 2012 were comprised of sales of ACI and DSI systems and services (62%), consulting and demonstration services (32%) and flue gas chemicals and services (6%) compared to 30%, 53%, and 17%, respectively, for the same period in 2011. For the near term, we expect the consulting services in our EC segment to increase as a percentage of EC revenues as the industry continues to analyze and evaluate the MATS. We expect our EC segment revenues related to ACI and DSI systems to start growing later in 2012 when we expect utilities, cement plants and industrial boilers to start placing orders due to the MATS and other MACT regulations. We expect our gross margin percentage for our EC segment for 2012 will approximate 25%.

Our consulting revenues totaled $1 million and $2.1 million for the three and six months ended June 30, 2012, respectively, compared to $1 million and $2 million for the same periods in 2011, representing an increase of 4% and 12% from the same periods in 2011 as we continued demonstrations and other work related to the recent finalization of the MATS. We expect our consulting revenue to continue to be a significant part of EC revenues during 2012 as several customers are seeking alternatives on how best to comply with the MATS.

As of June 30, 2012, we had contracts in progress for work related to our EC segment totaling approximately $4.5 million, which we expect to recognize in 2012. Our ACI and DSI systems revenues totaled $2.6 million and $4 million for the three and six months ended June 30, 2012, respectively, representing an increase of 463% and 264% compared to the same periods in 2011. In the EC segment, we performed work related to RC facilities provided to Clean Coal valued at $624,000 and $2 million for the three and six months ended June 30, 2012, respectively, compared to $359,000 and $471,000 for the same periods in 2011, which would otherwise be recognized as revenue but was eliminated in the consolidation of Clean Coal.

Cost of revenues for the EC segment increased by $2.1 million and $3.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily as a result of the increased revenue-generating activities from our ACI system sales. Gross margins for the EC segment were 22% and 23% for the three and six months ended June 30, 2012, respectively, compared to 44% and 52% for the same periods in 2011. The decrease in gross margin from the prior year was primarily a result of increased costs related to our ACI systems activities including hiring additional staff required for expected growth.

EC segment profits decreased by $77,000 or 43% and $783,000 or 81% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decrease was primarily a result of lower margins and hiring of additional staff for expected growth as discussed above.

CO2 Capture

Revenues in our CC segment totaled $195,000 and $477,000 for the three and six months ended June 30, 2012, respectively, representing a decrease of 66% and 48% from the same periods in 2011 due to a decline in activities associated with the DOE project. We had outstanding DOE contracts, including anticipated industry cost share in progress totaling approximately $15.2 million as of June 30, 2012. We expect to recognize approximately $5.1 million from these contracts during the remainder of 2012 including participation by other industry partners. As discussed above, on September 30, 2010 we signed a contract on a DOE project totaling approximately $20.5 million (including expected contributions by other industry partners).

Cost of revenues for the CC segment decreased by $394,000 or 83% and $560,000 or 74% for the three and six months ended June 30, 2012, respectively, primarily related to the decrease in work being performed under these projects. Gross margins for this segment were 58% for both the three and six months ended June 30, 2012, respectively, compared to 16% and 17% for the same periods in 2011. The increase in gross margin from 2011 to 2012 is due primarily to the decrease in the use of subcontractors. We expect the overall gross margin for the CC segment for fiscal year 2012 to approximate the levels achieved in 2011, due to the mixture of direct costs (labor versus equipment) associated with this segment.

CC segment profits decreased by $4,000 or 20% and increased by $44,000 or 129% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increase was primarily the result of a decrease in the use of subcontractors related to our development of CO2 capture technology in 2012.

Our contracts with the government are subject to audit by the federal government, which could result in adjustments to previously recognized revenue. Our historical experience with these audits has not resulted in significant adverse adjustments to amounts previously received; however the audits for the years 2005 and later have not been finalized. We believe, however, that we have complied with all requirements of the contracts and future adjustments, if any, will likely not be material. In addition, the federal government must appropriate funds on an annual basis to support DOE contracts, and funding is always subject to unknown and uncontrollable contingencies.

Other Items

General and administrative expenses decreased by $2.8 million and $4 million or 41% and 34% to $4 million and $7.7 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Legal expenses decreased $1.3 million and $3 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Legal expenses in 2011 resulted primarily from costs related to our legal proceedings and settlements as described in prior filings. We believe our legal expenses have now returned to more routine levels. Compensation costs decreased by $1.4 million or 47% and $1 million or 24% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, which is primarily due to incentive accruals in 2011 related to our RC activity. There is no similar accrual so far in 2012. We expect general and administrative expenses to increase as we continue to add additional resources to prepare for increased business opportunities.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Total R&D expense increased by $243,000 or 65% and $486,000 or 70% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 as a result of increases in EC and RC activities. We have had no significant direct cost share for R&D under DOE related contracts so far in 2012 or in 2011. The increase in R&D is related to preparing for growth in the delivery of our ACI systems, as well as our RC activities. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be higher in 2012 as compared to 2011. We continue to anticipate that our future R&D expenses will grow in direct proportion to DOE funded CO2 work we perform for the next several years and other technology development we choose to pursue.

We had other income including interest of $42,000 and $141,000 for the three and six months ended June 30, 2012, respectively, compared to $1.5 million and $2.1 million for the same periods in 2011. The 2011 amount was higher due to the notes receivable and other amounts due from NexGen received in 2011. We recognized $469,000 and $753,000 in expenses related to royalty payments to Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V (“Norit”) for the three and six months ended June 30, 2012, respectively. We expect that these royalty payments to Norit will amount to between approximately $1 and $2 million per year for the next several years. We recognized $39.5 million in expenses in the second quarter of 2011 related to legal proceedings and settlements as discussed in prior filings. We had interest expense of $431,000 and $901,000 for the three and six months ended June 30, 2012, respectively, related to the line of credit agreement and due to the deferred gain from the tax treatment of the RC facilities leased by Clean Coal during such periods.

The expected income tax rate on income from operations at statutory rates varies from the expense (benefit) recorded primarily due to the non-controlling interest and ADA’s portion of the significant Section 45 tax credits generated from the RC facilities Clean Coal operates for its own account that we expect to recognize throughout the year. The Company has recorded deferred tax assets for expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted rates in effect for the year in which the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance if and when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the Company is unable to generate sufficient future taxable income or there is a material change in the tax rates or time period within which the temporary differences and net operating loss carryforwards become taxable or deductible, the Company could be required to provide a valuation allowance against some or all of its deferred tax assets.

The net operating loss from continuing operations before income tax expense and non-controlling interest was $985,000 for the six months ended June 30, 2012 compared to a net operating loss of $41.5 million for the same period in 2011. The decrease in the net operating loss in 2012 is due in large part to the decrease in legal and settlement costs associated with our arbitration and litigation and a decrease in our net loss from unconsolidated entities as a result of the relinquishment of our interest in ADA Carbon Solutions, LLC in the fourth quarter of 2011.

Liquidity and Capital Resources

Working Capital

Our principal sources of liquidity are our cash on hand at present and anticipated cash flows from RC activities and other operations. We had consolidated cash and cash equivalents totaling $23.1 million at June 30, 2012 compared to consolidated cash and cash equivalents of $40.9 million at December 31, 2011.

At June 30, 2012, we had a working capital deficit of $9.5 million as compared to working capital of $3.8 million at December 31, 2011. Included in that June 30, 2012 amount are $11.9 million in deposits and $3.9 million in deferred revenues. If GS determines that it wishes not to lease a RC facility after it has paid the deposit, it can demand the return of the deposit paid for that RC facility, and the deposit must be paid within 30 days of the end of the quarter in which the demand is made. The amount of any deposit will earn interest from the date of demand until the deposit is paid. The Clean Coal line of credit of $15 million requires four equal quarterly installments of principal to be paid beginning June 30, 2012. The first installment payment of $3.7 million was made on July 3rd, one of the first business days after the June 30th due date. The $3 million increased commitment note issued in conjunction with this line of credit is due on or before December 1, 2012. Our ability to generate the financial liquidity required to meet ongoing operational needs and to meet our obligations will likely depend upon our ability to maintain a significant share of the market for mercury control equipment, the continued operation of the RC facilities leased to third parties to date and success in monetizing Section 45 tax credits through the sale or lease of additional RC facilities to third party investors and our ability to raise additional financing. We believe, with the monetization of four RC facilities to date, that we have sufficient working capital to meet the operational needs of the Company for the next twelve months. However, while highly unlikely, if GS demanded a return of its deposits described above or if there was a default under the Clean Coal line of credit, this could force us to seek additional sources of financing to meet those obligations if they became immediately due and payable.

We have recorded long-term liabilities of $2.5 million related to litigation settlement obligations and $657,000 for accrued warranty and other liabilities as of June 30, 2012. Decreases in working capital during the six months ended June 30, 2012 resulted primarily from $6.8 million in capital expenditures related to RC facilities and leasehold improvements, a scheduled $2.5 million payment related to litigation settlement and a $500,000 loan to Clean Coal Solution Services, LLC (“CCSS”), a Colorado limited liability company owned 50% by us and 50% by NexGen, which were offset by increases in cash and cash equivalents from $3.5 million in borrowings under the Clean Coal line of credit.

Our ability to maintain the financial liquidity required to meet ongoing operational needs will likely depend upon several factors, including our ability to maintain a significant share of the market for emissions control equipment, Clean Coal’s continued performance under lease agreements for the RC facilities and success in monetizing additional Section 45 tax credits through the lease or sale to third party investors of most of the remaining 22 RC facilities.

Our stockholders’ deficit was $13.7 million as of June 30, 2012 compared to $11.8 million as of December 31, 2011. The decrease is due to the net loss and is offset by the net income from the non-controlling interest for the six months ended June 30, 2012.

Clean Coal Related Items

Clean Coal, our joint venture with NexGen, placed two RC production facilities into service in 2010 (which were exchanged for two newly constructed, redesigned RC facilities in November and December 2011), which are leased to a third party. In addition, Clean Coal leased another RC facility to a third party at the end of the first quarter of 2012. An additional RC facility was leased to another third party in the first week of August. On an ongoing basis, we expect our four currently leased RC facilities to generate from $29 million to $36 million in revenue per year now through 2021 based on the Section 45 tax credits produced by their operations. We expect by the end of 2012 to have additional RC facilities under lease or sale such that total revenues from these activities will be at a run-rate of over $100 million per year and be at a level of producing pre-tax cash flows of as much as $50 million per year. We would expect those levels to continue through 2021, the present term of the Section 45 tax credit, with an opportunity to double those amounts by the end of 2013 as we look to have all of our RC facilities operating on a continuous basis and leased by that time.

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of June 30, 2012 our trade receivables balance was $13.9 million compared to $5.9 million at December 31, 2011. Our trade receivables balance was higher at June 30, 2012 compared to December 31, 2011 primarily due to the nature and timing of our billing milestones for our ACI systems contracts and increased receivables related to our RC activity.

Under our defined contribution and 401(k) retirement plan, we match up to 7% of limited salary amounts deferred by employees in the Plan. During the six months ended June 30, 2012 and 2011, we recognized $197,000 and $182,000, respectively, of matching expense which payment was made with our stock. Our matching expense is expected to amount to $460,000 for 2012 depending on employee participation in the plan.

We had recorded net current deferred tax assets of $2.2 million and long-term deferred tax assets of $16.1 million as of June 30, 2012 as compared to net current deferred tax assets of $2.4 million and net long-term deferred tax assets of $16.2 million as of December 31, 2011. The change is largely a result of our loss and tax credits for the six months ended June 30, 2012. As previously reported, the Company has been in discussions with the staff of the SEC regarding the deferred tax assets that are included on the Company’s Consolidated Balance Sheets. After further discussion of this issue with the SEC’s Division of Corporation Finance and Office of Chief Accountant, the SEC continues to assert that, due to the Company’s recurring history of losses, the Company should have recognized valuation allowances against certain of its deferred tax assets as of December 31, 2010 and subsequent periods. The Company is continuing to review and consider this issue internally and with its auditors to determine the most appropriate course of action given the SEC’s views on this matter.

Cash flow used in operations totaled $13.6 million for the first six months of 2012 compared to cash flow provided by operations of $5.9 million for the same period in 2011. The change in operating cash flow primarily resulted from an increase in accounts receivable of $8 million, an increase in accounts payable of $626,000, a decrease in accrued payroll and related liabilities of $1.1 million, a decrease of $2.9 million in settlement awards and related accrued liabilities and a decrease in deferred revenues and other liabilities of $2.7 million. These changes in our operating assets and liabilities correspond to the nature and timing of our procurement and billing cycle and development activities. In addition, adjustments related to non-cash operating activities included expenses paid with stock and restricted stock of $275,000, depreciation and amortization of $2.2 million, deferred tax expense of $305,000 and non-controlling interest in Clean Coal of $2.7 million which increased our cash flow provided by operations.

Net cash used in investing activities was $7.1 million for the six months ended June 30, 2012 compared to $3.4 million for the same period in 2011. The cash used consisted primarily of purchases of equipment, leasehold improvements and RC facility related costs of $6.8 million.

Cash provided by financing activities was $2.9 million for the six months ended June 30, 2012 compared to $28.8 million provided by financing activities for the same period in 2011. Sources of financing included the net borrowings on the line of credit of $3.5 million, offset by distributions by Clean Coal to the non-controlling interest of $106,000 and a loan by ADA to CCSS of $500,000.

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

In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $838,000 in our consolidated balance sheets. Management believes the value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

Income taxes are accounted for under the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets may be reduced by a valuation allowance if and when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the Company is unable to generate sufficient future taxable income or if there is a material change in the tax rates or time period within which the temporary differences and net operating loss carryforwards become taxable or deductible, the Company could be required to provide a valuation allowance against some or all of its deferred tax assets.

At each balance sheet and interim date, management reviews existing income tax assessments and, if necessary, revises them to reflect changed circumstances. In a situation where recent losses have been incurred, the accounting standards require convincing evidence that there will be sufficient future taxable income to realize deferred tax assets. Based on our assessment of our recent operating history, including the nature of the items that significantly contributed to our losses, as well as the positive developments at Clean Coal and increased level of interest in our ACI business as a result of the finalization of the mercury emission regulations, management believes it is more likely than not that the Company will realize its net deferred tax assets. More specifically, we expect that Clean Coal’s successful installment and long-term lease or sale of its RC facilities in 2012 will generate significant future taxable income for the Company. In addition, based on our existing market share and the level of bidding activity we have recently experienced, we expect an increase in taxable income from both our emission control and carbon capture business segments. However, future developments and changes in laws or regulations could affect management’s judgment about the need for a valuation allowance for deferred tax assets.

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

We did not have any off-balance sheet arrangements as of June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under supervision of our Chief Executive Officer (“CE0”) and Chief Financial Officer (“CFO”), has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s CEO and CFO (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures were effective during the reporting period ended June 30, 2012.

On June 20, 2012, management concluded, after consultation with the Board of Directors and Audit Committee that the Company had not properly accounted for the equity investment in Clean Coal that has been held by an affiliate of GS since May 2011. This error had a material effect on our previously issued consolidated financial statements for the year ended December 31, 2011 and the quarters ended June 30, 2011, September 30, 2011 and March 31, 2012, which is requiring us to restate the financial statements for such periods.

In conjunction with the matter described above, management has re-evaluated its previously provided assessments as of June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012 regarding the effectiveness of the Company’s disclosure controls and procedures and determined that as of these periods, the disclosure controls and procedures were not effective and included a Material Weakness as described below. Company management has determined that this Material Weakness in Internal Control Over Financial Reporting has been remediated as of June 30, 2012, also as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Material Weakness in Internal Control Over Financial Reporting

In connection with the assessment of our internal control over financial reporting, and present during the periods described above, management identified the following deficiency that constituted a material weakness in our internal control over financial reporting.

•

We did not maintain an effective control environment, as evidenced by not having appropriate personnel qualified to review complex, nonroutine business transactions that require additional review and impact decisions requiring accounting treatment, financial statement presentation and disclosure.

The material weakness described above resulted in the need to restate our annual and interim consolidated financial statements. As a result of this material weakness, management concluded that we did not maintain effective internal control over financial reporting for the periods described above.

Remediation of Material Weakness as of June 30, 2012

We have identified and engaged an external resource for the purpose of performing detailed accounting analysis of complex, nonroutine business transactions to remediate the material weakness that existed in the periods described above in our internal control over financial reporting.

Management has re-evaluated the operational effectiveness of our internal controls over financial reporting and with the addition of the reviews now being provided by our external resource believes that the Material Weakness which had previously existed has been fully remediated, and further that the Company’s internal controls over financial reporting were fully effective as of June 30, 2012.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A	Risk Factors

In addition to the Risk Factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, we face certain additional material risks. Such additional risks are set forth below:

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

WE MAY HAVE TO TAKE A VALUATION ALLOWANCE WITH REGARD TO OUR DEFERRED TAX ASSETS

As previously reported, the Company has been in discussions with the staff of the SEC regarding the deferred tax assets that are included on the Company’s Consolidated Balance Sheets. After further discussion of this issue with the SEC’s Division of Corporation Finance and Office of Chief Accountant, the SEC continues to assert that, due to the Company’s recurring history of losses, the Company should have recognized valuation allowances against certain of its deferred tax assets as of December 31, 2010 and subsequent periods. The Company is continuing to review and consider this issue internally and with its auditors to determine the most appropriate course of action give the SEC’s views on this matter.

If our discussions with the Staff result in the Company concluding that it should recognize valuation allowances with respect to our deferred tax assets, we expect that this would result in reporting a significant increase in our net loss for the fiscal years ended December 31, 2010 and 2011, quarters within 2011 and the first quarter and second quarter of 2012. In particular, if a full valuation allowance is recognized, the net loss for the 2010 fiscal year will increase from $15.5 million to $31.1 million with a corresponding decrease in assets of $15.6 million and the net loss for the 2011 fiscal year will increase from $19.9 million to $22.9 million with a corresponding decrease in assets of $3 million. The availability of the cumulative net operating losses and tax credits for offsetting future net income in profitable years would not be impacted. If in a subsequent fiscal period we reduce such allowances, our net loss would decrease, or net income would increase, for such periods to the extent of such reduction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On May 21, 2012, Clean Coal and Cobiz Bank (“Cobiz”) entered into a Second Amendment (the “Amendment”) to the 2011 Loan and Security Agreement (the “Line of Credit”) that increased the amount available under the Line of Credit by $3 million under an increased commitment note issued in conjunction with the Line of Credit. This amount is secured by a cash collateral account of $3 million held by Cobiz, with interest due monthly at 3% over the rate paid by the Cobiz on the cash collateral account and is due on or before December 1, 2012. At June 30, 2012, the outstanding balance on the Line of Credit and commitment note further to the Amendment was $18 million. Borrowings under the Line of Credit and increased commitment note further to the Amendment are subject to certain financial covenants applicable to Clean Coal.

Item 6.	Exhibits

10.57	Second Amendment to 2011 Loan and Security Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated May 21, 2012

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from ADA-ES, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc.
Registrant

Date: August 9, 2012	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.57	Second Amendment to 2011 Loan and Security Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated May 21, 2012

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from ADA-ES, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.