Form 10-K/A
period 2010-12-31
ADA-ES INC
filed 2012-10-19
CIK 1223112

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

ADA-ES, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2011 (the “Original Filing”) and subsequently amended on July 1, 2011. This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as of and for the fiscal year ended December 31, 2010 as discussed below and in Note 15 to the accompanying restated consolidated financial statements.

1. Background of the Restatement

As discussed in the Company’s Current Report on Form 8-K dated August 14, 2012, the Company’s management determined, after consultation with the Company’s Board of Directors, Audit Committee, independent registered public accounting firm and outside tax experts, that the Company’s previously issued audited consolidated financial statements included in its Annual Reports on Form 10-K for the fiscal years ended December 31, 2010 and 2011 and the interim unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012 and June 30, 2012 needed to be restated as a result of certain corrections to the figures and disclosures contained therein and therefore could no longer be relied upon.

Deferred Tax Assets Valuation Allowance

In August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that the Company should have recognized a full valuation allowance against its net deferred tax assets as of December 31, 2010 and for each subsequent quarter thereafter. Management determined that it was necessary to record the valuation allowance against the Company’s deferred tax assets after reconsidering the weight given in the original assessment to the relevant information used to measure the positive and negative evidence regarding the potential for ultimate realization of the deferred tax assets.

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined that it was necessary to record a full valuation allowance against the Company’s deferred tax assets and is restating the consolidated financial statements for the fiscal year ended December 31, 2010.

2. Impact on the Consolidated Financial Statements

The financial statement effect of these changes on the Company’s Consolidated Balance Sheet as of December 31, 2010, and the Consolidated Statement of Operations, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2010 is discussed in Note 15 in the accompanying consolidated financial statements. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results.

3. Internal Control over Financial Reporting and Disclosure Controls and Procedures Considerations

Management has concluded that a material weakness in the Company’s internal control over financial reporting existed related to the establishment and maintenance of a valuation allowance against the Company’s deferred tax assets. Accordingly, this Amendment amends the Company’s disclosures regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2010.

4. Amended Items

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the restatement discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

Part II – Item 6 (Selected Financial Data), Part II – Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part II – Item 8 (Consolidated Financial Statements and Supplementary Data) and Part II – Item 9A (Controls and Procedures) have been amended from the Original Filing as a result of the restatement. Part II – Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities) has been amended to reflect the issuance of unregistered shares of our common stock pursuant to our Amended and Restated 2007 Equity Incentive Plan and 2005 Directors’ Compensation Plan. Part IV – Item 15 (Exhibits and Financial Statement Schedules) has also been amended to, among other things, include currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (restated).

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Under our 2007 Equity Incentive Plan, adopted by our Board of Directors on April 27, 2007 and approved by our shareholders on June 19, 2007 (the “Original 2007 Plan”), as fees for service on our Board of Directors by John Eaves, a representative of Arch Coal, Inc., we issued the following unregistered shares of our common stock to Arch Coal, Inc. on the following dates:

Arch Coal, Inc.
October 9, 2007	429
October 17, 2008	1,917
January 16, 2009	695
July 31, 2009	9,084

Total	12,125

Under our 2005 Directors’ Compensation Plan, adopted by our Board of Directors on March 17, 2005 and approved by our shareholders on May 12, 2005 (the “2005 Plan”), as fees for John Eaves’ service on our Board of Directors, we issued the following unregistered shares of our common stock to Arch Coal, Inc. under the 2005 Plan:

Arch Coal, Inc.
June 19, 2005	603
October 9, 2007	1,000
October 17, 2008	1,000
January 16, 2009	1,000

Total	3,603

Under our Amended and Restated 2007 Equity Incentive Plan, originally adopted by our Board of Directors on April 27, 2007, approved by our shareholders on June 19, 2007 and amended and restated by our Board of Directors to make non-material changes on August 31, 2010 (the “2007 Plan”), as fees for their service on the Board of Directors of the Company, we issued the following unregistered shares of our common stock under the 2007 Plan:

Director:	January 28, 2010	June 29, 2010	September 20, 2010	Total
John Eaves (shares issued to Arch Coal, Inc.)	2,256	1,931	1,146	5,333
Robert Caruso			1,851	1,851
Derek Johnson			1,642	1,642
Ronald Johnson		858	2,031	2,889
W. Phillip Marcum		2,349	1,699	4,048
Jeffrey C. Smith		1,995	1,210	3,205
Richard Swanson		2,292	2,446	4,738

Total	2,256	9,425	12,025	23,706

On January 28, 2010, we issued 1,000 unregistered shares of our common stock under our 2005 Plan to Arch Coal, Inc. as fees for John Eaves’ service on our Board of Directors.

The issuances of all of these shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as sales of securities that do not involve a public offering or distribution. No underwriters were involved, no sales commission or other remuneration was paid, and we did not receive any cash proceeds in connection with these issuances.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the quarter ended December 31, 2010.

Item 6. Selected Financial Data (restated).

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share data)	2010 (restated)	2009	2008	2007	2006
Income Statement Data:
Revenues	$22,281	$20,061	$16,193	$19,248	$15,488
Net income (loss)	$(31,127)	$(8,771)	$(4,106)	$247	$377
Net income (loss), per common share, basic and diluted	$(4.21)	$(1.26)	$(.67)	$.05	$.07
Dividends declared per common share	$-0-	$-0-	$-0-	$-0-	$-0-

	As of December 31,
	2010 (restated)	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$41,011	$40,967	$75,142	$34,906	$31,754
Long-term debt	$-0-	$-0-	$-0-	$-0-	$-0-
Stockholders’ equity (deficit)	$(2,213)	$24,351	$56,987	$28,552	$27,678

See the audited financial statements attached hereto under Item 8 for additional information, including Notes 8 and 15 relating to the restatement.

QUARTERLY FINANCIAL DATA – UNAUDITED

	2010				2009
(Amounts in thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (restated)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,867	$1,937	$7,509	$8,968	$4,867	$4,758	$3,735	$6,701
Gross margin	$1,355	$8	$5,826	$6,479	$2,044	$1,805	$1,199	$1,143
Net loss	$(2,820)	$(3,710)	$(5,823)	$(18,774)	$(543)	$(1,630)	$(5,315)	$(1,283)

Common Stock Data
Basic and Diluted:
Net loss per share	$(.39)	$(.50)	$(.78)	$(2.51)	$(.08)	$(.24)	$(.76)	$(.18)
Basic and Diluted average common shares outstanding	7,194	7,412	7,455	7,494	6,869	6,929	7,021	7,070

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation (restated).

Restatement

With this Amendment we have restated the following previously filed consolidated financial statements, data and related disclosures: Consolidated Balance Sheet as of December 31, 2010 and Consolidated Statement of Operations, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2010. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations. The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Part II – Item 8 of this Amendment, the audited consolidated financial statements and notes thereto, as well as the Company’s other filings with the SEC.

The restatement results from management’s determination that a full valuation allowance against the Company’s net deferred tax assets should have been recognized as of December 31, 2010 and all subsequent quarters thereafter.

The following MD&A incorporates the restated figures reflecting these changes. For this reason the data set forth in this section may differ from that presented in discussions and data in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended.

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

Emissions Control

Environmental Legislation and Regulations

Mercury has been identified as a toxic substance and, pursuant to a court order, the EPA issued regulations for its control from power plants in March 2005, which was known as the “Clean Air Mercury Rule” or “CAMR.” CAMR had been subject to significant challenges since it was issued and was ultimately declared invalid. In April 2010, the U.S. District Court of Appeals of the District of Columbia approved the consent agreement reached last year between EPA and a coalition of public health and environmental groups that sued in 2008 to force the agency to set tighter emission limits. That settlement requires EPA to issue a final rule requiring strict plant-specific controls for power plants’ toxic air pollutants no later than November 16, 2011. Recent rulings by the courts related to the Industrial Boiler MACT, defined below, indicate that they will not tolerate significant deviations from the expected schedule for finalization. On March 16, 2011, the EPA issued a draft Air Toxics Rule, a MACT based hazardous pollutant regulation, which provides for among other provisions, control of mercury organics and volatile metals such as arsenic, selenium and acid gases such as HCl and other HAPs such as dioxins and furans. The draft Air Toxics Rule is based upon the average of the best-performing 12% of the power plants and will only allow minimal averaging or trading. The Air Toxics Rule standard proposed a limit for mercury emissions that will require capture of 80% to 90% of the mercury in coal burned in electric power generation boilers. While the new regulations will require additional emission control equipment, the EPA estimates a small percentage of the current generation fleet will be forced to retire due to the cost of complying with the regulations.

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

ACI Systems and Services

Thus far to date, we have installed or are in the process of installing 47 ACI systems. Some market demand continues in 19 states and 6 Canadian provinces that either have passed their own mercury control regulations or have entered agreements with power plants to reduce mercury emissions for new power plants. We remain active in the bid and proposal process and expect the number of awards this year to remain flat or decline compared to last year. Although we expect the equipment market to continue to be static in 2011, we believe we have the opportunity for significant revenue growth for our EC products and services when final federal regulations or legislation affects a significant portion of previously uncontrolled and existing boilers. Given the current expected timing for finalization of the Air Toxics Rule, we anticipate the need for 500 to 700 ACI systems to be supplied between 2012 and 2015, which would require rapid scale-up of our production capabilities to maintain our approximate 30% market share. For an average sized plant, the ACI equipment costs are between $2 million to $3 million.

We have developed and are offering commercial systems to inject dry alkali sorbents for control of acid gases such as SO3 and HCl. Dry sorbent injection systems, which cost approximately $2 million to $3 million for an average size plant, provide a low-capital cost alternative to scrubbers for meeting certain provisions of the Air Toxics Rule. We conducted full-scale tests of this equipment in 2010. Experts have predicted that up to a quarter of the 1,200 plus coal fired boilers could be forced to shut down if they were required to add scrubbers and selected catalyst reduction systems which can cost $200 to $300 million per installation.

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

Based on the current Section 45 tax credits, we expect Clean Coal to generate revenues from leasing or selling RC facilities to financial parties or generate tax credits by retaining and operating the RC facilities that we expect to meet the placed in service deadline through December 31, 2021. Upon expiration of the tax credits on December 31, 2021, the leases of our RC facilities to financial parties will terminate. We may then lease the RC facilities directly to the utilities or operate them on behalf of utility customers given the significant benefit of the resulting mercury reductions such facilities provide. The tax credits would no longer be available absent further extension by Congress.

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

Since its inception, we have been considered the primary economic beneficiary of Clean Coal and have consolidated its accounts in our financial statements, but we do not consolidate the results of CCSS because NexGen controls the entity pursuant to the operating agreement of the entity. The leases included an upfront payment of $9 million in prepaid rent for both facilities and provide for fixed rent and contingent rent based upon future production of RC, each of which is payable on a quarterly basis. We are recognizing the prepaid rent over the Initial Term of the leases. Such revenues are recorded as they are earned. Historically, the utilities at which the facilities operate have used over six million tons of coal per year, which amount can vary based on several factors. The total annual contribution to our operating income will ultimately depend on the utilities’ use of coal in the generation of electricity, which use will likely fluctuate over the term of the tax credits. A portion of the lease payments made by lessee during the Initial Term was held in an escrow account, which was established to provide a fund from which the lessee can reclaim a portion of the lease payments if certain circumstances arise that affect the availability of Section 45 Credits for RC from the RC facilities.

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

Cost of revenues decreased by $5.3 million or 38% in 2010 from 2009 primarily as a result of decreased revenues in our EC segment and lower RC segment costs described below. Gross margins were 61% for the year compared to 31% in 2009. The increase primarily reflects the increased RC margins and revenues as described below. For the near term, we expect the sales related to RC segment to represent an increasing source of revenues, for which the anticipated gross margins are higher than our EC and CC segments. As a result, we expect the gross margin for fiscal year 2011 to be higher than the overall margin realized in 2010.

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

Our consulting revenues decreased approximately $1.3 million during 2010 compared to 2009 as we have completed nearly all of our mercury control demonstrations and analysis. Such decline is offset by our Arch Coal non-refundable license revenue. Our consulting revenues contributed approximately $3.6 million during 2010 and we expect our consulting revenue to increase as a percentage of EC revenues for the next year as several customers are seeking advice on how best to comply with the proposed and finalized MACT regulations.

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

Cost of revenues for the EC segment decreased by $3.4 million or 36% in 2010 from 2009, primarily as a result of the decreased revenue-generating activities from our ACI system sales. Gross margins for this segment were 38% for the year compared to 40% for 2009. The decrease in gross margins from the prior year are primarily a result of the impact of our consulting and ACI system margins as well as the elimination of $3.0 million and $1.0 million in consolidation for the years ended December 31, 2010 and 2009, respectively, related to our work on Clean Coal’s RC facilities.

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

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Total R&D expense increased by $202,000 or 28% in 2010 compared to 2009 as a result of increases in CC and RC activities. We had no significant direct cost share for R&D under DOE related contracts in either 2010 or 2009. The increase in total R&D is related to preparing for growth in the delivery of our ACI systems, as well as our RC activities. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be higher in 2011 compared to 2010. We continue to anticipate that our future R&D expenses will grow in direct proportion to DOE funded CO2 work we perform for the next several years and other technology development we choose to pursue.

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

The income tax provisions for 2010 and 2009 represent an effective tax (expense) benefit rate of approximately (35%) (restated) and 37%, for the years ended December 31, 2010 and 2009, respectively. The consolidated financial statements for the fiscal year ended December 31, 2010 have been restated to include a full valuation allowance against the net deferred tax assets as discussed in Notes 12 and 15 of the notes to the restated consolidated financial statements. No unrecognized tax benefits were recorded as of December 31, 2010. The primary jurisdictions in which we file income tax returns are the U.S. federal government and State of Colorado. We are no longer subject to U.S. federal examinations by tax authorities for years before 2007 and Colorado state examinations for years before 2006. Our income tax rate does not include any material amount of Section 45 tax credits from Clean Coal as those tax benefits will primarily be realized by the lessee under the RC facilities’ leases.

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

The net operating loss from continuing operations was $21 million or $2.84 per share in 2010 compared to a net operating loss of $11.8 million or $1.69 per share, respectively in 2009. The net operating loss is due in large part to the costs associated with our litigation matters involving Norit and Calgon and the losses incurred by Carbon Solutions. We expect to continue to report equity in loss of Carbon Solutions for 2011 and future years as sales ramp up and other development activities continue. We expect to continue to report our equity in the net income of CCSS for 2011 as routine operations are anticipated for the year. We would have a net income after tax of approximately $5.1 million or $0.69 per share for the year excluding the non-routine legal expenses related to the Calgon and Norit matters and disregarding the deferred tax asset valuation allowance and the non-cash loss from Carbon Solutions. With the expected reduction in non-routine legal expenses in the second quarter of 2011 and thereafter, we should be in a position, apart from the losses we pick up from Carbon Solutions, to achieve very attractive levels of profitability.

Results of Operations – 2009 versus 2008

Revenues totaled $20.1 million for 2009 versus $16.2 million in 2008, representing an increase of 24% primarily due to the tests related to placing Clean Coal’s two facilities in service. Cost of revenues increased by $3 million or 27% in 2009 from 2008 primarily as a result of increased revenues. Gross margins were 31% for the year compared to 33% in 2008. The decrease primarily reflects the decrease in margins for the RC segment as described below.

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

Cost of revenues for the EC segment decreased by $1.3 million in 2009 or 12%, primarily from decreased activity in our government and industry supported mercury contracts and other consulting services, offset by cost saving activities related to our ACI system sales. Cost of revenues was reduced by $1.0 million related to the eliminated revenues described above in connection with our construction of RC facilities for Clean Coal. Gross margins for the EC segment were 40% in 2009 compared to 32% in 2008. The increase was primarily due to the increased margins related to our ACI system sales as a result of the implementation of our improved modular ACI equipment design, which broadens fabrication and material supply options, simplifies field installation and reduces system costs and increased margins in our emission strategy consulting services as a result of higher utilization of labor on such projects.

EC segment profits increased by $3.4 million or 170% to $5.3 million compared to 2008. The increase was primarily a result of increased EC segment revenues from our ACI systems offset by our decline in DOE and industry supported mercury revenues.

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

Costs of revenues for the CC segment were $969,000 in 2009 which represents an increase of $861,000 or 797% versus 2008. As 2009 was the beginning of significant efforts in carbon capture, largely under our contracts with DOE. Gross margins for the CC segment were 36% in 2009 compared to 58% primarily due to the timing of revenue recognized with industry supported costs share participants in 2008.

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

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Total R&D expense decreased by $75,000 or 10% in 2009 compared to 2008. Our direct cost share for R&D under DOE related contracts decreased from $30,000 in 2008 to $1,000 in 2009, reflecting the anticipated decrease in our cost share contribution and the overall decrease in mercury related demonstrations that we carried out during the year. The decrease is somewhat offset by increased activities related to preparing for growth in the delivery of our ACI systems, as well as our RC activities. Our future R&D expenses are expected to grow in direct proportion to DOE funded CO2 work we perform for the next several years.

We had net interest and other income of $34,000 in 2009 compared to $439,000 for 2008. The interest income was earned from our money market deposits. We anticipated interest income to decline in 2009 due to a combination of lower invested balances and lower interest rates compared to prior years.

The income tax provision for 2009 represents an effective tax rate benefit of approximately 37%, which is more than the rate benefit of 27% we recognized for 2008. The increase is primarily the result of the change in permanent book and tax differences, which included a $1.6 million goodwill impairment charge to book income in 2008. All other permanent differences were less than 1% for both 2009 and 2008. We adopted the provisions of FASB ACS 740 on January 1, 2007. No unrecognized tax benefits were recorded as of the date of adoption. The primary jurisdictions in which we file income tax returns are the U.S. federal government and State of Colorado. We are no longer subject to U.S. federal examinations by tax authorities for years before 2006 and Colorado state examinations for years before 2005.

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

Our operating loss from continuing operations was $11.8 million in 2009 compared to a loss of $6.7 million in 2008, due in large part to the costs associated with our litigation matters involving Norit and Calgon and those related to the Company’s growth initiatives for RC. We would have had a net income after tax of approximately $18,000 or less than $0.01 per share in 2009 if we did not incur the non-routine legal expenses related to the Calgon and Norit matters and disregarding the non-cash loss from Carbon Solutions.

Liquidity and Capital Resources

Our principal source of liquidity in 2010 was our working capital, our cash flow from RC activities, proceeds from settlement of litigation matters and other operations. We had consolidated cash and cash equivalents totaling $9.7 million at December 31, 2010 compared to consolidated cash and cash equivalents of $1.5 million at December 31, 2009.

At December 31, 2010, we had working capital of $9.9 million (restated), which includes a reduction of $188,000 attributable to the recognition of a valuation allowance against the Company’s net deferred tax assets, compared to $2.2 million at December 31, 2009. We have long-term liabilities recorded totaling $31.8 million for our accrued warranty, long-term deferred revenue, including deferred rental income, and other obligations of $4.4 million and indemnity costs related to the Norit Action of $27.4 million as of December 31, 2010. Although we had positive operating cash flow for the year ended December 31, 2010, this trend may not continue in 2011, due to expected resolution of the indemnity costs as the Norit Action is resolved. Expansion of efforts related to our Clean Coal joint venture and preparation for the market opportunities expected from the MACT regulations will also likely require additional investments in 2011.

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

Our stockholders’ deficit is approximately $2.2 million (restated) as of December 31, 2010 compared to stockholders’ equity of $24.4 million as of December 31, 2009. The decrease is primarily due to the net operating loss for the year and the recording of a valuation allowance against the Company’s net deferred tax assets (see Note 15 for the effect of the restatement on stockholders’ equity (deficit)).

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

Clean Coal Related Items

Clean Coal, our 50% joint venture with NexGen, has placed two RC production facilities into service, which have been leased to a third party. Based on the amount of RC that we expect will be produced from the RC facilities, we expect to recognize pre-tax tax cash flows between $7 million to $10 million per year through 2019, the expected period for which Section 45 tax credits are available for these facilities.

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

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of December 31, 2010 our trade receivables balance was $9.1 million, which was offset by billings in excess of recognized income of $452,000 for a net of $8.6 million compared to $4.5 million at December 31, 2009. Our trade receivables balance was higher at December 31, 2010 compared to 2009, primarily due to the RC facilities rent earned during the quarter ended December 31, 2010 and not collected until the first quarter of 2011, and due to the nature and timing of our billing milestones for our ACI systems contracts.

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

We had recorded net current deferred tax assets of $188,000 and net long-term deferred tax assets of $15.4 million as of December 31, 2010 compared to net current deferred tax asset of $271,000 and net long-term deferred tax assets of $6.8 million as of December 31, 2009. The current and long-term amounts for 2010 have subsequently been reduced to zero by recording a full valuation allowance. As discussed above and in Notes 12 and 15 to the restated consolidated financial statements, in August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that a full valuation allowance against the Company’s net deferred tax assets should have been recognized as of December 31, 2010 and for each subsequent quarter thereafter. Management determined that it was necessary to record the valuation allowance against the Company’s deferred tax assets after reconsidering the weight given in the original assessment to the relevant information used to measure the positive and negative evidence regarding the potential for ultimate realization of the deferred tax assets.

Cash flow provided by operations totaled $11.7 million for 2010 compared to cash flow used in operations of $1.6 million in 2009. The change in operating cash flow primarily resulted from an increase in deferred revenues and other liabilities of $7.7 million, an increase in our accrued indemnity liability of $20.6 million and a decrease in prepaid and other assets of $288,000, which were offset by a decrease in our accounts payable of $1.7 million and an increase in receivables of $3.2 million. These changes in our operating assets and liabilities correspond to the nature and timing of our procurement and billing cycle and development activities. In addition, adjustments related to our net loss of $31.1 million (restated) for non-cash operating activities, which included expenses paid with stock and restricted stock of $1.3 million, depreciation and amortization of $917,000, non-controlling interest in Clean Coal of $3.6 million our net minority equity interest in the net income/loss of unconsolidated entities of $8 million and a net deferred tax expense of $7.1 million (restated) which includes the establishment of a full valuation allowance for deferred tax assets as described above and in Note 15 to the restated consolidated financial statements, all of which increased our cash flow used in operations during 2010.

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

Critical Accounting Policies and Estimates (restated)

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

Income taxes are accounted for under the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. At each reporting date, management reviews deferred tax assets and liabilities and any related valuation allowance and, if necessary, revises them to reflect changed circumstances. In a situation where recent losses have been incurred, the accounting standards require convincing evidence that there will be sufficient future taxable income to realize deferred tax assets. Deferred tax assets have been reduced to zero by a valuation allowance because, in the opinion of management, it is more likely than not that all of the deferred tax assets will not be realized. A change in laws can have a material effect on the amount of income tax we are subject to. We are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

Our equity partner in Clean Coal, NexGen, must pay us up to $4 million to maintain its 50% interest in Clean Coal for which it has issued notes payable to us evidencing a portion of that amount as described above. Since inception, ADA has been considered the primary economic beneficiary of the joint venture with Clean Coal and, therefore, we have consolidated its accounts with ours.

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

Item 8. Financial Statements and Supplementary Data (restated).

Our Financial Statements can be found at pages F-1 through F-24 of this report.

Item 9A. Controls and Procedures (restated).

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

Evaluation of Disclosure Controls and Procedures

When our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was filed on March 28, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010. Subsequent to that evaluation, our management identified an error related to the establishment and maintenance of a valuation allowance against deferred tax assets, as discussed below. This error had a material effect on the Company’s previously issued consolidated financial statements. As a result of this error, we determined that the consolidated financial statements for the fiscal years ended December 31, 2010 and 2011 and the quarters ended March 31, 2011, June 20, 2011, September 20, 2011, March 31, 2012 and June 30, 2012 should not be relied upon and needed to be restated (see Note 15 in the accompanying restated consolidated financial statements for further discussion) and identified the material weakness described below.

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

Changes in Internal Control over Financial Reporting

In connection with the identification of the error to our financial statements described above and in Note 15 to our restated consolidated financial statements, management has identified the following deficiency that constituted a material weakness in our internal control over financial reporting for the periods described above:

•

We did not establish adequate criteria to assess positive and negative evidence over the establishment and maintenance of a valuation allowance against deferred tax assets and an appropriate review process over the inputs and conclusions from this assessment was not in place.

Accounting errors resulting from the material weakness described above resulted in the need to restate our annual and interim consolidated financial statements.

Remediation of Material Weakness

By establishing a valuation allowance against the Company’s deferred tax assets, management believes that the material weakness which had previously existed with respect to the deferred tax assets has been fully remediated. To ensure that such an issue does not arise again in the future, the Company is in the process of creating a formal process related to the design and implementation of controls and establishment of adequate criteria to assess the positive and negative evidence over the establishment and maintenance of a valuation allowance against deferred tax assets. Management anticipates that this process will include periodic oversight by the Audit Committee and anticipates completing this remediation effort before the Annual Report on Form 10-K for the fiscal year ending December 31, 2012 is filed.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above and employ any additional tools and resources as appropriate to provide reasonable assurance that our financial statements are fairly stated in all material respects.

As previously disclosed, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we have taken steps subsequent to the period covered by this Amendment to remedy the material weakness in our internal control over financial reporting.

PART IV

Item 15. Exhibits and Financial Statement Schedules (restated).

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – see Part II, Item 8, which is incorporated herein by this reference;

(2)	Financial Statement Schedules – None required or applicable; and

(3)	Exhibits – as described in the following index.

Index to Exhibits

No.	Description

3.1	Amended and Restated Articles of Incorporation of ADA-ES (1)

3.2	Second Amended and Restated Bylaws of ADA-ES (2)

4.1	Form of Specimen Common Stock Certificate (3)

4.2	Registration Rights Agreement dated October 21, 2005 (4)

4.3	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 19, 2003 (5)

4.4	Standstill and Registration Rights Agreements dated August 3-6, 2004 (6)

4.5	Registration Rights Agreement among ADA-ES, Inc., Perella Weinberg Partners Oasis Master Fund L.P., Black River Commodity Select Fund and Black River Small Capitalization Fund Ltd. dated August 26, 2008 (7)

4.6	ADA-ES, Inc. Profit Sharing Retirement Plan Adoption Agreement (8)

4.7	American Funds Distributors, Inc. Nonstandarized 401(K) Plan (9)

4.8	American Funds Distributors, Inc. Defined Contribution Prototype Plan and Trust (10)

4.9	Amended ADA-ES, Inc. Plan Policy Document (35)

4.10	Employer Stock Addendum to Trust Agreement (11)

4.11	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 23, 2010 (12)

10.2	2003 ADA-ES, Inc. Stock Option Plan** (13)

10.13	2003 Stock Compensation Plan #1** (14)

10.14	2003 Stock Compensation Plan #2** (15)

10.21	ADA-ES, Inc. 2004 Executive Stock Option Plan** (16)

10.23	Employment Agreement dated May 1, 1997 between C. Jean Bustard and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (17)

10.24	Employment Agreement dated May 1, 1997 between Michael D. Durham and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (17)

10.25	Employment Agreement dated January 2, 2000 between Mark H. McKinnies and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (17)

10.26	Employment Agreement dated January 1, 2000 between Richard J. Schlager and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (17)

10.27	2004 Stock Compensation Plan #2 and model stock option agreements** (16)

10.28	2004 Directors Stock Compensation Plan #1** (18)

10.29	2005 Directors’ Compensation Plan** (5)

10.31	Chemicals, Equipment, and Technical Engineering Services Supply Agreement dated as of November 3, 2006 by and between ADA-ES, Inc. and Clean Coal Solutions, LLC (f/k/a ADA-NexCoal, LLC). (19)

10.32	Purchase and Sale Agreement dated as of November 3, 2006 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions, LLC (f/k/a ADA-NexCoal, LLC). (20)

10.33	Amended and Restated Operating Agreement of Clean Coal Solutions, LLC (f/k/a ADA-NexCoal, LLC) dated as of November 3, 2006 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions, LLC (f/k/a ADA-NexCoal, LLC). (21)

10.34	Employment Agreement dated March 1, 2003 between Sharon M. Sjostrom and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.)** (22)

10.35	Executive Compensation Plan** (22)

10.38	2007 Equity Incentive Plan** (23)

10.39	Employment Agreement dated November 28, 2005 between Richard Miller and ADA-ES, Inc.** (24)

10.43	Employment Agreement dated January 1, 2008 between Cameron E. Martin and ADA-ES, Inc.** (24)

10.44	Engineering, Procurement and Construction Agreement dated January 29, 2008 between Red River Environmental Products, LLC and BE&K Construction Company, LLC. *** (24)

10.46	Agreement for the Purchase of Activated Carbon between Red River Environmental Product, LLC and Southern Company Services, Inc dated June 5, 2008*** (25)

(a)	Master Agreement for the Purchase of Activated Carbon

(b)	General Conditions of the Contract for the Purchase of Chemical and/or Gas Products

(c)	Special Supplemental Conditions Contract

10.48	Promissory Note and Account Pledge Agreement for Colorado Business Bank Letter of Credit dated August 15, 2008 (7)

10.49	Carbon Supply Agreement between Red River Environmental Products, LLC and Luminant Generation Company, LLC dated September 3, 2008*** (7)

10.50	Multiple Hearth Furnace (MHF) Contract between Industrial Furnace Company, Inc and Red River Environmental Products, LLC dated September 5, 2008*** (7)

(a)	Unit 1- Project No. 65214-RFP No. EFH-101

(b)	Unit 2- Project No. 65214-RFP No. EFH-101

(c)	Unit 3- Project No. 65214-RFP No. EFH-101

(d)	Unit 4- Project No. 65214-RFP No. EFH-101

10.51	Amended and Restated Engineering, Procurement and Construction Agreement between Red River Environmental Products, LLC and BE&K Construction Company, LLC dated September 8, 2008*** (7)

10.52	Guaranty of ADA-ES, Inc. to BE&K Construction Company, LLC dated September 8, 2008 regarding Amended and Restated Engineering, Procurement and Construction Agreement (7)

10.53	Securities Purchase Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B, LP and Energy Capital Partners I (TEF IP), LP dated October 1, 2008 (7)

10.54	Joint Development Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Crowfoot IP), LP dated October 1, 2008 *** (26)

10.55	Amended and Restated ADA Carbon Solutions, LLC Limited Liability Company Agreement *** (36)

10.56	Intellectual Property License Agreement between ADA-ES, Inc. and Crowfoot Development, LLC*** (7)

10.57	Project Crowfoot Incentive Program, as amended and restated on August 13, 2008 and October 15, 2008**, *** (27)

10.58	Amendment to the Master Agreement for the Purchase of Activated Carbon between Red River Environmental Products, LLC and Southern Company Services, Inc dated December 17, 2008 (28)

10.59	Site Work Agreement between Red River Environmental Products, LLC and BE&K Construction Company, LLC dated January 23, 2009 (29)

10.60	First Amendment to the Securities Purchase Agreement between ADA-ES, Inc. and Energy Capital Partners I, LP, Energy Capital Partners I-A LP, Energy Capital Partners I-B, LP and Energy Capital Partners I (TEF IP), LP dated March 6, 2009 (29)

10.61	[Intentionally omitted]

10.62	First Amendment to the Carbon Supply Agreement between Red River Environmental Products, LLC and Luminant Generation Company, LLC dated March 31, 2009*** (29)

10.63	Second Amendment to the Agreement for the Purchase of Activated Carbon between Red River Environmental Products, LLC and Southern Company Services, Inc. dated February 26, 2009 (29)

10.64	First Amendment to Purchase and Sale Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions, LLC (f/k/a ADA-NexCoal, LLC) (30)

10.65	Loan Commitment Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., NexGen Refined Coal Holding, LLC and Clean Coal Solutions, LLC (30)

10.66	First Amendment to Chemicals, Equipment, and Technical Engineering Services Supply Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., and Clean Coal Solutions, LLC (30)

10.67	Continuing Unconditional Guaranty dated as of October 26, 2009 by and among ADA-ES, Inc., and NexGen Refined Coal Holdings, LLC (30)

10.68	Security and Pledge Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., and NexGen Refined Coal Holdings, LLC (30)

10.69	Promissory Notes dated as of October 26, 2009 by and among ADA-ES, Inc., Clean Coal Solutions, LLC and NexGen Refined Coal Holdings, LLC (30)

10.70	Project Crowfoot Incentive Program as amended and restated on August 13, 2008, October 15, 2008 and March 23, 2010 *** (31)

10.71	Development and License Agreement with Arch Coal, Inc. dated June 25, 2010*** (32)

10.72	Equipment Lease between AEC-NM, LLC and GS RC Investments LLC dated June 29, 2010*** (32)

10.73	Equipment Lease between AEC-TH, LLC and GS RC Investments LLC dated June 29, 2010*** (32)

10.74	Technology Sublicense Agreement between ADA-ES, Inc., Clean Coal Solutions, LLC and GS RC Investments LLC dated June 29, 2010 (32)

10.75	ADA-ES, Inc. Guaranty for the benefit of GS RC Investments LLC dated June 29, 2010 (32)

10.76	Agreement to Lease between Clean Coal Solutions, LLC, AEC-NM, LLC, AEC-TH, LLC, and GS RC Investments LLC dated June 29, 2010*** (32)

10.77	Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated October 30, 2009 (32)

10.78	Refined Coal Activities Supplemental Compensation Plan for Employees, Contractors and Consultants of ADA-ES, Inc dated April 20, 2010 (32)

10.79	Amended and Restated 2007 Equity Incentive Plan, dated August 31, 2010 (33)

10.80	US Department of Energy Cooperative Agreement No. DE-FE0004343 “Evaluation of Solid Sorbents as an Industrial Retrofit Technology for Carbon Dioxide Capture”, dated September 30, 2010 (33)

10.81	First Amendment to the Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated as of August 4, 2010 (35)

10.82	2010 Non-Management Compensation and Incentive Plan (34)

21.1	Subsidiaries of ADA-ES, Inc.(35)

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC

31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes:

*	– Filed herewith.
**	– Management contract or compensatory plan or arrangement.
***	– Portions of this exhibit have been omitted pursuant to a request for confidential treatment
(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).

(2)	Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended September 30, 2010 filed on November 12, 2010 (File No. 000-50216).
(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(5)	Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(6)	Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).
(7)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended September 30, 2008 filed on November 07, 2008 (File No. 000-50216).
(8)	Incorporated by reference to Exhibit 4.1 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(9)	Incorporated by reference to Exhibit 4.1 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(10)	Incorporated by reference to Exhibit 4.2 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(11)	Incorporated by reference to Exhibit 4.4 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(12)	Incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 2010 filed on May 13, 2010 (File No. 000-50216).
(13)	Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(14)	Incorporated by reference to Exhibit 99.2 to the Form S-8 filed on November 14, 2003 (File No. 333-110479).
(15)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on February 6, 2004 (File No. 333-112587).
(16)	Incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 14, 2004 (File No. 333-121234).
(17)	Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(18)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on April 16, 2004 (File No. 333-114546).
(19)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(20)	Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(21)	Incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(22)	Incorporated by reference to the same numbered Exhibit to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).
(23)	Incorporated by reference to definitive proxy material proposal No. 2 for the 2007 Annual Meeting filed on April 30, 2007 (File No. 000-50216).
(24)	Incorporated by reference to the same numbered Exhibit to the Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 (File No. 000-50216).
(25)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended June 30, 2008 filed on August 6, 2008 (File No. 000-50216).
(26)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q/A for the quarter ended September 30, 2008 filed on December 24, 2008 (File No. 000-50216).
(27)	Incorporated by reference to Exhibit 10.38 to the Form 10-Q for the quarter ended September 30, 2008 filed on November 07, 2008 (File No. 000-50216).
(28)	Incorporated by reference to the same numbered Exhibit to the Form 10-K for the year ended December 31, 2008 filed on March 27, 2009 (File No. 000-50216).
(29)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended March 31, 2009 filed on May 14, 2009 (File No. 000-50216).
(30)	Incorporated by reference to the same numbered Exhibit to Form 10-K for the year ended December 31, 2009 filed on March 29, 2010 (File No. 000-50216).
(31)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended March 31, 2010 filed on May 13, 2010 (File No. 000-50216).
(32)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(33)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended September 30, 2010 filed on November 12, 2010 (File No. 000-50216).
(34)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on February 9, 2010 (File No. 333-164792).
(35)	Incorporated by reference to the same numbered Exhibit to the Form 10-K for the year ended December 31, 2010 filed on March 28, 2011 (File No. 000-50216).
(36)	Incorporated by reference to the same numbered Exhibit to the Form 10-K/A for the year ended December 31, 2010 filed on July 1, 2011 (File No. 000-50216).
(b)	See (a)(3) above.
(c)	See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADA-ES, Inc.
(Registrant)

By	/s/ Mark H. McKinnies	/s/ Michael D. Durham
Mark H. McKinnies, Senior Vice		Michael D. Durham
President and Chief Financial Officer		President (Chief Executive Officer)
(Principal Financial and Accounting Officer)

Date: October 19, 2012		Date: October 19, 2012

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

As discussed in Note 8, Note 12, Note 14 and Note 15 to the consolidated financial statements, the Company amended its consolidated financial statements to reflect the restatement of the Company’s consolidated financial statements and related disclosures as of December 31, 2010. The Company’s consolidated financial statements have been restated to record a full valuation allowance against the Company’s net deferred tax assets as of December 31, 2010.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADA-ES, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 28, 2011, except for Notes 8, 12, 14 and 15 as to which the date is October 19, 2012

Denver, Colorado

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2010 and 2009

(Amounts in thousands, except share data)

	2010	2009
	(Restated, see Note 15)
ASSETS
Current Assets
Cash and cash equivalents	$9,696	$1,456
Receivables, net of allowance for doubtful accounts of $10 and $17, respectively	9,066	5,812
Investment in securities	505	400
Notes receivable	1,580	—
Assets held for resale and inventory	9	2,059
Prepaid expenses and other	406	1,110

Total current assets	21,262	10,837

Property and Equipment, at cost	8,041	3,100
Less accumulated depreciation and amortization	(3,235)	(2,252)

Net property and equipment	4,806	848

Goodwill	435	435
Intangible assets, net of $71 and $61 in amortization, respectively	260	229
Investment in unconsolidated entities	14,021	21,776
Other assets	227	6,842

Total Assets	$41,011	$40,967

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,646	$5,312
Accrued payroll and related liabilities	1,852	578
Deferred revenue	5,639	1,452
Accrued expenses and other liabilities	244	1,306

Total current liabilities	11,381	8,648

Long-term Liabilities
Accrued indemnity (Notes 6 and 9)	27,411	6,822
Accrued warranty and other	4,432	1,146

Total Liabilities	43,224	16,616

Commitments and Contingencies (Notes 6, 7 and 9)

Stockholders’ Equity (Deficit)
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,538,861 and 7,093,931 shares issued and outstanding at December 31, 2011 and 2010, respectively	39,627	37,000
Accumulated deficit	(43,875)	(12,748)

Total ADA-ES, Inc. stockholders’ equity (deficit)	(4,248)	24,252
Non-controlling interest	2,035	99

Total Stockholders’ Equity (Deficit)	(2,213)	24,351

Total Liabilities and Stockholders’ Equity (Deficit)	$41,011	$40,967

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2010 and 2009

(Amounts in thousands, except per share data)

	2010	2009
	(Restated, See Note 15)
Revenues
Emission control	$9,825	$15,947
CO2 capture	2,073	1,526
Refined coal	10,383	2,588

Total revenues	22,281	20,061

Cost of Revenues
Emission control	6,107	9,544
CO2 capture	1,066	969
Refined coal	1,440	3,357

Total cost of revenues	8,613	13,870

Gross Margin before Depreciation and Amortization	13,668	6,191

Other Costs and Expenses
General and administrative	32,790	16,745
Research and development	911	709
Depreciation and amortization	917	577

Total expenses	34,618	18,031

Operating Loss	(20,950)	(11,840)

Other Income (Expense)
Interest and other income	2,494	34
Settlement of litigation, net	6,072	—
Net equity in net income (loss) from unconsolidated entities	(8,037)	(3,243)

Total other income (expense)	529	(3,209)

Loss from Continuing Operations Before Income Tax (Expense) Benefit and Non-controlling Interest	(20,421)	(15,049)

Income Tax (Expense) Benefit	(7,093)	5,546

Net Loss Before Non-controlling Interest	(27,514)	(9,503)

Non-controlling Interest	(3,613)	732

Net Loss Attributable to ADA-ES, Inc.	$(31,127)	$(8,771)

Net Loss Per Common Share – Basic and Diluted Attributable to ADA-ES, Inc.	$(4.21)	$(1.26)

Weighted Average Common Shares Outstanding	7,393	6,973

Weighted Average Diluted Common Shares Outstanding	7,393	6,973

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2010 and 2009

(Amounts in thousands, except share data)

	Common Stock		(Accumulated	Total ADA-ES Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Deficit)	(Deficit)	Interest	(Deficit)

Balances, December 31, 2008	6,755,932	$35,812	$(3,977)	$31,835	$25,152	$56,987
Stock-based compensation	265,649	997	—	997	—	997
Issuance of stock on exercise of options	1,250	4	—	4	—	4
Issuance of stock to 401(k) plan	71,100	204	—	204	—	204
Equity contributions	—	—	—	—	738	738
Deconsolidation of ADA Carbon Solutions, LLC	—	—	—	—	(25,059)	(25,059)
Expense of stock registration	—	(17)	—	(17)	—	(17)
Net loss	—	—	(8,771)	(8,771)	(732)	(9,503)

Balances, December 31, 2009	7,093,931	$37,000	$(12,748)	$24,252	$99	$24,351

Stock-based compensation	214,089	1,024	—	1,024	—	1,024
Issuance of stock on exercise of options	41,850	347	—	347	—	347
Issuance of stock to 401(k) plan	45,106	282	—	282	—	282
Issuance of stock for cash	143,885	1,000	—	1,000	—	1,000
Equity contributions by non-controlling interest	—	—	—	—	2,090	2,090
Distributions to non-controlling interest	—	—	—	—	(3,767)	(3,767)
Expense of stock issuance and registration	—	(26)	—	(26)	—	(26)
Net (loss) income (restated)	—	—	(31,127)	(31,127)	3,613	(27,514)

Balances, December 31, 2010, as restated, see Note 15	7,538,861	$39,627	$(43,875)	$(4,248)	$2,035	$(2,213)

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2010 and 2009

(Amounts in thousands)

	2010	2009
	(Restated, see Note 15)
Cash Flows from Operating Activities
Net loss	$(31,127)	$(8,771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	917	577
Loss on disposal of assets	—	17
Provision for doubtful accounts	(7)	—
Deferred tax expense (benefit)	7,093	(5,555)
Expenses paid with stock, restricted stock and stock options	1,306	1,201
Non-controlling interest in income (loss) from subsidiaries	3,613	(732)
Net equity in net income/loss from unconsolidated entities	8,037	3,243
Non-cash gain from joint venture partner	(1,768)	—
Changes in operating assets and liabilities:
Trade receivables, net	(3,247)	282
Assets held for resale and inventory	—	(2,056)
Prepaid expenses and other	289	(155)
Accounts payable	(1,666)	2,567
Accrued expenses	20,589	(407)
Deferred revenue and other	7,686	8,186

Net cash provided by (used in) operating activities	11,715	(1,603)

Cash Flows from Investing Activities
Capital expenditures for equipment, patents and development projects	(2,919)	(296)
Investment in securities	(105)	(400)
Cash balance held in deconsolidated entity	—	(25,171)
Cash contributions to equity in unconsolidated entity	(283)	—
Principal payments received on notes receivable	188	—

Net cash used in investing activities	(3,119)	(25,867)

Cash Flows from Financing Activities
Non-controlling interest equity contributions	2,090	738
Distributions to non-controlling interest	(3,767)	—
Issuance of common stock and exercise of stock options	1,347	4
Stock issuance and registration costs	(26)	(17)

Net cash (used in) provided by financing activities	(356)	725

Increase (Decrease) in Cash and Cash Equivalents	8,240	(26,745)
Cash and Cash Equivalents, beginning of year	1,456	28,201

Cash and Cash Equivalents, end of year	$9,696	$1,456

Supplemental Schedule of Non-Cash Flow Financing Activities
Stock and stock options issued for services	$1,306	$1,201

See accompanying notes.

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

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

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31,
	2010	2009
	(In thousands)
Patents:
Cost	$331	$290
Less accumulated amortization	(71)	(61)

Total intangible assets, net	$260	$229

Amortization expense of intangible assets for the year	$10,000	$12,000
Amortization life in years of patents	17	17
Anticipated annual amortization expense over the next 5 years	$15,000	$13,000
Weighted average amortization period in years	14	13

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

The Company evaluates these investments annually for impairment other than temporary declines in value. At December 31, 2010, no such declines existed on such investments.

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

Income Taxes – The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the date of the consolidated balance sheets. A valuation allowance is provided if and when deferred tax assets are not expected to be realized. At each reporting date, management reviews deferred tax assets and liabilities and any related valuation allowance and, if necessary, revises them to reflect changed circumstances. In a situation where recent losses have been incurred, the accounting standards require convincing evidence that there will be sufficient future taxable income to realize deferred tax assets. Carbon Solutions and Clean Coal are flow-through tax entities and therefore the owners are taxed or receive tax benefits on their respective ownership interests.

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

Stock-Based Compensation – The Company records equity compensation to employees at estimated fair value.

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

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements – No pronouncements have been issued which would have a significant impact on the Company.

2.	NOTES RECEIVABLE:

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

3.	PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at the dates indicated:

	Life in	As of December 31,
	Years	2010	2009
		(In thousands)
Machinery and equipment	3-10	$2,497	$2,346
Leasehold improvements	2-5	535	504
Furniture and fixtures	3-7	284	250
Assets under lease (See Note 10)	10	4,725	0

		8,041	3,100
Less accumulated depreciation and amortization		(3,235)	(2,252)

Total property and equipment, net		$4,806	$848

	Year Ended December 31,
	2010	2009
	(In thousands)
Depreciation and amortization of property and equipment	$906	$565

4.	DEFERRED REVENUE:

Deferred Revenue consists of:

•	billing in excess of costs and earnings on uncompleted contracts;

•	unearned revenues on licensing of the Company’s intellectual property (as discussed further below); and

•	deferred rent revenue related to Clean Coal’s lease of its RC facilities (also as discussed further below).

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

	As of December 31,
	2010	2009
	(In thousands)
Revenue recognized related to CC Segment	$2,073	$1,526
Unearned contract amount	$18,800	$1,600
Expected revenue in 2011	$2,400	$0

6.	INVESTMENTS IN UNCONSOLIDATED ENTITIES:

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

	As of December 31,
	2010	2009
	(In thousands)
Service revenue related to MSA included in EC Segment	$293	$1,100
Amounts due from Carbon Solutions included in trade receivables	$55	$161

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

Clean Coal Solutions Services

As discussed in Note 1 above, on January 20, 2010, the Company, together with NexGen, formed Clean Coal Solutions Services, LLC. The Company’s investment of $401,000 as of December 31, 2010 includes its share of CCSS income since its formation, which has been accounted for under the equity method of accounting.

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

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At present, we are considered the primary economic beneficiary of this joint venture and have consolidated the accounts of Clean Coal. Clean Coal’s function is to supply chemicals, additives, equipment and technical services to cyclone fired boiler users, but Clean Coal’s primary purpose is to put into operation facilities that produce RC that qualifies for tax credits that are available under Section 45 of the Internal Revenue Code (“Section 45 Tax Credits”). Clean Coal qualified two facilities in 2009 for such purposes and monetized those facilities. As discussed in Note 2 above, NexGen has the right to maintain its 50% interest in Clean Coal by paying us an additional $4 million. Under the terms of the agreement, as amended, NexGen may elect to retain its interest in Clean Coal by paying the Company up to $4 million (plus any accrued interest under the notes described below) as follows: (a) $1.8 million under NexGen’s two-year promissory notes issued to the Company in June 2010, plus (b) 25% of cash distributions (other than for income taxes) due to NexGen from Clean Coal. NexGen’s promissory notes are shown as notes receivable, bear interest at 5% per annum, are payable out of 35% of cash distributions to NexGen and are secured by NexGen’s interest in Clean Coal. NexGen will make payments from cash that would otherwise be distributable to NexGen under the Clean Coal Operating Agreement. NexGen is not obligated to make those payments, but if it does not do so, it will forfeit a part of its interest in Clean Coal in direct proportion to the amount of $4 million that it elects not to pay, if any. If NexGen fails to make any one payment, it cannot reclaim its interest by making later payments. In no event are we required to refund any of the cash payments made to us by NexGen.

Following is unaudited summarized information as to assets, liabilities and results of operations of Clean Coal:

	As of December 31,
	2010	2009
	(In thousands)
Primary assets of Clean Coal
Cash and cash equivalents	$1,335	$703
Accounts receivable, net	4,835	0
Chemical inventory and equipment for resale	0	2,300
Property plant and equipment including assets under lease, net	5,066	53

Primary liabilities of Clean Coal
Accounts payable and accrued liabilities	$362	$1,800
Deferred revenue, current	3,600	1,000
Deferred revenue, long-term	3,600	0
Net costs included in net operating loss related to our RC efforts	$318	$388

8.	STOCKHOLDERS’ EQUITY (DEFICIT) (RESTATED):

Stockholders’ equity (deficit) for the fiscal year ended December 31, 2010 has been restated. The restated portion of stockholder’s equity (deficit) for the fiscal year ended December 31, 2010 includes a $15.7 million reduction attributable to the recognition of a valuation allowance against the Company’s net deferred tax assets. See Notes 12 and 15 for additional discussion.

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

For the years ended December 31, 2010 and 2009, the non-controlling interest portion of stockholders’ equity (deficit) includes a non-controlling interest related to Clean Coal.

Since 2003, the Company has had several stock and option plans, in addition to the Amended and Restated 2007 Equity Incentive Plan dated as of August 31, 2010 (the “2007 Plan”) and the ADA-ES, Inc. Profit Sharing Retirement Plan, which is a plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) described below. These plans allow the Company to issue stock or options for shares of Common Stock to employees, the Board of Directors and non-employees.

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

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a table summarizing the activity under various stock issuance plans for the two years ended December 31, 2010:

Stock Issuance Plans
	2007 Plan	401(k) Plan	Other Stock Plans
Balance available, December 31, 2008	418,657	300,000	26,065
Evergreen addition	107,224	0	0
Restricted stock issued to new, anniversary and executive employees	(67,689)	0	0
Restricted stock repurchased	11,184	0	0
Stock issued based on incentive and matching programs to employees	(5,500)	(71,100)	0
Stock issued to executives, directors and non- employees	(196,644)	0	(7,000)

Balance available, December 31, 2009	267,232	228,900	19,065
Evergreen addition	33,800	0	0
Restricted stock issued to new, anniversary and executive employees	(34,175)	0	0
Restricted stock repurchased	4,918	0	0
Stock issued based on incentive and matching programs to employees	(51,345)	(45,106)	0
Stock issued to executives, directors and non- employees	(126,487)	0	(7,000)

Balance available, December 31, 2010	93,943	183,794	12,065

Expense recognized under the different plans for the two years ended:	(In thousands)
December 31, 2009	$954	$204	$43

December 31, 2010	$983	$282	$41

Unrecognized expense under the different plans for the two year ended:	(In thousands)
December 31, 2009	$363	$0	$0

December 31, 2010	$341	$0	$0

9.	COMMITMENTS AND CONTINGENCIES:

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

Litigation – The Company is involved in litigation with Norit. The Norit suit has been moved to arbitration with final arguments in this action conducted on February 8, 2011. The Company has made no estimate of potential loss resulting from the action as such losses, if any, cannot be determined at this time. Accordingly, no provision for a loss has been recognized in these financial statements other than the potential indemnity obligations related to Carbon Solutions discussed elsewhere and below.

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

Summaries of the guaranties and obligations related to Carbon Solutions are as follows:

As of December 31, 2010
(In thousands)
AC Facility construction contract 1	$12,300
Equipment contracts 2	6,700
Sales contract A guarantee 3	10,000
Sales contract B guarantee 4	1,000

Total guaranties and obligations	$30,000

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

Following is unaudited contributions made by ECP:

	As of December 31,
	2010	2009
	(In thousands)
Preferred equity contributions	$89,300	$98,500
Loans to Red River by secured notes bearing interest at 12% per annum compounded quarterly.	$193,800	$76,300

10.	LEASING ACTIVITIES:

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

Operating lease payments expected (In thousands)
Years ending December 31,
2011	$7,963
2012	8,729
2013	12,805
2014	13,353
2015	13,941
Thereafter	61,483

Total minimum lease payments	$118,274

11.	MAJOR CUSTOMERS:

Sales to unaffiliated customers who represent 10% or more of the Company’s sales were as follows:

	As of December 31,
	2010	2009
Customer	(%)	(%)
A	47	0
B	1	15
C	1	13

The Company’s receivables were as follows:

	Number of customers that made up percentage of balance	Percentage of balance (%)
Receivables for the two years ended:
December 31, 2010	1	67
December 31, 2009	2	51

12.	INCOME TAXES (RESTATED):

Income taxes are accounted for under the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided if and when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. At each reporting date, management reviews existing income tax assessments and, if necessary, revises them to reflect changed circumstances. In a situation where recent losses have been incurred, the accounting standards require convincing evidence that there will be sufficient future taxable income to realize deferred tax assets.

In August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined it necessary to record a full valuation allowance against the Company’s net deferred tax assets and is restating its consolidated financial statements with this Amendment for the fiscal year ended December 31, 2010. See Note 15 for additional discussion.

The Company has recorded a full valuation allowance against the net deferred tax assets of $15.7 million as of December 31, 2010.

The Company’s income tax (expense) benefit from continuing operations consists of the following:

	As of December 31,
	2010 (restated)	2009
	(In thousands)
Current	$0	$(9)
Deferred	(7,093)	5,555

Income tax (expense) benefit	$(7,093)	$5,546

ADA-ES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following lists the Company’s deferred tax assets and liabilities:

	As of December 31,
	2010 (restated)	2009
	(In thousands)
Deferred tax assets:
Deferred compensation, warranty and other	$223	$229
Allowance for doubtful accounts	4	7
Deferred revenues, compensation and other	306	371
Net equity in net income/loss of unconsolidated entities	459	0
Net operating loss carryforward	14,072	6,235
Tax credits	753	568

Total tax assets	15,817	7,410

Deferred tax liabilities
Prepaid expenses	122	107
Net equity in net income/loss of unconsolidated entities	0	187
Property and intangible asset differences	38	23

Total tax liabilities	160	317

Deferred tax assets, net of liabilities	15,657	7,093
Valuation allowance	(15,657)	0

Net deferred tax assets	$0	$7,093

A reconciliation of expected federal income taxes on income from operations at statutory rates with the (expense) benefit for income taxes follows:

	As of December 31,
	2010 (restated)	2009
Expected income tax rate - expense (benefit)	34%	34%
Valuation allowance	(77)%	0%
Non-controlling interest	6%	0%
Permanent differences	<1%	<1%
Tax credits	1%	2%
State income taxes	2%	4%
Other	(1)%	(3)%

Actual effective income tax rate	(35)%	37%

The Company did not have any unrecognized tax benefits in 2009. Major components related to the permanent difference include goodwill impairment, investment items and incentive stock options for the year ended December 31, 2009. Permanent differences for the year ended December 31, 2010 are not considered significant. The primary jurisdictions in which the Company files income tax returns are the U.S. federal government and State of Colorado. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2007 and Colorado state examinations for years before 2006.

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

14.	BUSINESS SEGMENT INFORMATION (RESTATED):

The following information relates to the Company’s three reportable segments: Emissions control (“EC”), CO2 capture (“CC”) and Refined coal (“RC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies and the U.S. Government.

	Years Ended December 31,
	2010	2009
	(In thousands)
Revenue:
EC	$9,825	$15,947
CC	2,073	1,526
RC	10,383	2,588

Total	$22,281	$20,061

Segment profit (loss):
EC	$2,114	$5,326
CC	895	349
RC	7,842	(1,313)

Total	$10,851	$4,362

A reconciliation of the reported total segment profit to net income for the periods shown above is as follows:

	Years Ended December 31,
	2010 (restated)	2009
Total segment profit	$10,851	$4,362
Non-allocated general and administrative expenses	(30,884)	(15,625)
Depreciation and amortization	(917)	(577)
Interest income and other income/expenses	8,566	34
Income tax (expense) benefit	(7,093)	5,546
Net equity in net income/loss from unconsolidated entities	(8,037)	(3,243)
Net income (loss) attributable to non-controlling interest	(3,613)	732

Net loss	$(31,127)	$(8,771)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, audit fees and corporate governance expenses.

(15)	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

Deferred Tax Assets Valuation Allowance

On its Current Report on Form 8-K dated August 14, 2012, the Company reported management’s determination that the Company’s consolidated financial statements contained in its Annual Reports on Form 10-K for the fiscal years ended December 31, 2010 and 2011 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012 and June 30, 2012 should no longer be relied upon and should be restated.

After extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that a full valuation allowance against the Company’s net deferred tax assets should have been recognized as of December 31, 2010 and for each subsequent quarter thereafter. Management determined that it was necessary to record the valuation allowance against the Company’s deferred tax assets after reconsidering the weight given in the original assessment to the relevant information used to measure the positive and negative evidence regarding the potential for ultimate realization of the deferred tax assets.

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, the Company has restated its consolidated financial statements in this Amendment for the fiscal year ended December 31, 2010.

Financial Statement Effect of the Restatement

The tables below show the effect of the above restatement on the Consolidated Balance Sheet as of December 31, 2010, and Consolidated Statement of Operations, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2010. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations.

Effect on Consolidated Balance Sheet

	As Previously Reported December 31, 2010	Deferred Tax Valuation Allowance	As Restated December 31, 2010
		(Amounts in thousands)
Current Assets
Cash and cash equivalents	$9,696	$—	$9,696
Receivables, net of allowance for doubtful accounts	9,066	—	9,066
Investment in securities	505	—	505
Notes receivable	1,580	—	1,580
Assets held for resale and inventory	9	—	9
Prepaid expenses and other	594	(188)	406

Total current assets	21,450	(188)	21,262

Property and Equipment, at cost	8,041	—	8,041
Less accumulated depreciation and amortization	(3,235)	—	(3,235)

Net property and equipment	4,806	—	4,806

Goodwill	435	—	435
Intangible assets, net of amortization	260	—	260
Investment in unconsolidated entities	14,021	—	14,021
Other assets	—	227	227
Deferred taxes and other assets	15,696	(15,696)	—

Total Assets	$56,668	$(15,657)	$41,011

Total Liabilities	$43,224	$—	$43,224

Stockholders’ Equity (Deficit)
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,538,861 shares issued and outstanding	39,627	—	39,627
Accumulated deficit	(28,218)	(15,657)	(43,875)

Total ADA-ES, Inc. stockholders’ equity (deficit)	11,409	(15,657)	(4,248)
Non-controlling interest	2,035	—	2,035

Total Stockholders’ Equity (Deficit)	13,444	(15,657)	(2,213)

Total Liabilities and Stockholders’ Equity (Deficit)	$56,668	$(15,657)	$41,011

Effect on Consolidated Statement of Operations

	Year Ended December 31, 2010
	As Previously Reported	Deferred Tax Valuation Allowance	As Restated
		(Amounts in thousands)
Loss from Continuing Operations Before Income Tax and Non-controlling Interest	$(20,421)	$—	$(20,421)
Income Tax (Expense) Benefit	8,564	(15,657)	(7,093)

Net Loss Before Non-controlling Interest	(11,857)	(15,657)	(27,514)
Non-controlling Interest	(3,613)	—	(3,613)

Net Loss Attributable to ADA-ES, Inc.	$(15,470)	$(15,657)	$(31,127)

Net Loss Per Common Share – Basic and Diluted Attributable to ADA-ES, Inc.	$(2.09)	$(2.12)	$(4.21)

Effect on Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	As Previously Reported December 31, 2010	Deferred Tax Valuation Allowance	As Restated December 31, 2010
		(Amounts in thousands)
ADA-ES Stockholders' Equity (Deficit)
Balance, December 31, 2009	$24,252	$—	$24,252
Stock-based compensation	1,024	—	1,024
Issuance of stock on exercise of options	347	—	347
Issuance of stock to 401(k) plan	282	—	282
Issuance of stock for cash	1,000	—	1,000
Expense of stock issuance and registration	(26)	—	(26)
Net income (loss)	(15,470)	(15,657)	(31,127)

Balance, December 31, 2010	11,409	(15,657)	(4,248)

Non-controlling Interest, December 31, 2010	2,035	—	2,035

Total Stockholders' Equity (Deficit)	$13,444	$(15,657)	$(2,213)

Effect on Consolidated Statement of Cash Flows

	Year Ended December 31, 2010
	As Previously Reported	Deferred Tax Valuation Allowance	As Restated
		(Amounts in thousands)
Net loss	$(15,470)	$(15,657)	$(31,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	917	—	917
Provision for doubtful accounts	(7)	—	(7)
Deferred tax expense (benefit)	(8,563)	15,656	7,093
Expenses paid with stock, restricted stock and stock options	1,306	—	1,306
Non-controlling interest in income from subsidiaries	3,613	—	3,613
Net equity in net loss from unconsolidated entities	8,037	—	8,037
Non-cash gain from joint venture partner	(1,768)	—	(1,768)
Changes in operating assets and liabilities:
Trade receivables, net	(3,247)	—	(3,247)
Prepaid expenses and other	288	1	289
Accounts payable	(1,666)	—	(1,666)
Accrued expenses	20,589	—	20,589
Deferred revenue and other	7,686	—	7,686

Net cash provided by operating activities	11,715	—	11,715

Net cash used in investing activities	(3,119)	—	(3,119)

Net cash used in financing activities	(356)	—	(356)

Increase in Cash and Cash Equivalents	8,240	—	8,240
Cash and Cash Equivalents, beginning of period	1,456	—	1,456

Cash and Cash Equivalents, end of period	$9,696	$—	$9,696