Form 10-Q/A
period 2011-06-30
ADA-ES INC
filed 2012-10-19
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50216

ADA-ES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1457385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9135 South Ridgeline Boulevard, Suite 200 Highlands Ranch, Colorado	80129
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

ADA-ES, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 originally filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2011 (the “Original Filing”) and subsequently amended on September 28, 2011. This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 as discussed below and in Note 13 to the accompanying restated consolidated financial statements.

1. Background of the Restatement

As discussed in the Company’s Current Reports on Form 8-K dated June 20, 2012 and August 14, 2012, the Company’s management determined, after consultation with the Company’s Board of Directors, Audit Committee, independent registered public accounting firm and outside tax experts, that the Company’s previously issued audited consolidated financial statements included in its Annual Reports on Form 10-K for the fiscal years ended December 31, 2010 and 2011 and the interim unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012 and June 30, 2012 needed to be restated as a result of certain corrections to the figures and disclosures contained therein and therefore could no longer be relied upon.

Reclassification of Equity Interest

The Company had previously classified the equity interest of an affiliate of the Goldman Sachs Group (“GS”) in our joint venture, Clean Coal Solutions, LLC (“Clean Coal”), as a non-controlling interest in stockholders’ equity (deficit) on the Company’s Consolidated Balance Sheet as of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012. In June 2012, after completion of a review and evaluation of the operating agreement of Clean Coal and the members’ rights and obligations thereof and applicable accounting authoritative literature, management determined that the GS interest would be more appropriately classified as temporary equity as of June 30, 2011 and for each subsequent quarter thereafter because of a provision in the Clean Coal operating agreement that permits GS to require redemption of its interest under certain limited circumstances. As a result, the Company is restating its consolidated financial statements for the quarterly period ended June 30, 2011 to reflect the GS interest as temporary equity on the its consolidated balance sheet.

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

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined that it was necessary to record a full valuation allowance against the Company’s deferred tax assets and is restating the consolidated financial statements for the quarterly period ended June 30, 2011 and as of December 31, 2010.

2. Impact on the Consolidated Financial Statements

The financial statement effect of these changes on the Company’s Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, Consolidated Statement of Operations for the three and six months ended June 30, 2011, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2011 and Consolidated Statement of Cash Flows for the six months ended June 30, 2011 is discussed in Note 13 in the accompanying consolidated financial statements. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results. The Company also amended its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on October 19, 2012.

3. Internal Control over Financial Reporting and Disclosure Controls and Procedures Considerations

Management has concluded that material weaknesses in the Company’s internal control over financial reporting existed related to the accounting for the equity investment in Clean Coal that has been held by an affiliate of GS since May 2011 and the establishment and maintenance of a valuation allowance against the Company’s deferred tax assets. Accordingly, this Amendment amends the Company’s disclosures regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of June 30, 2011.

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

Part I—Item 1 (Consolidated Financial Statements), Part I—Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part I—Item 4 (Controls and Procedures) have been amended from the Original Filing as a result of the restatement. Part II—Item 6 (Exhibits) has also been amended to, among other things, include currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Part I. – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited) (Restated, see Note 13)	(Restated, see Note 13)
ASSETS
Current Assets
Cash and cash equivalents	$41,023	$9,696
Receivables, net of allowance for doubtful accounts	6,676	9,066
Investment in securities	505	505
Notes receivable	—	1,580
Prepaid expenses and other	964	415

Total current assets	49,168	21,262

Property and Equipment, at cost	9,269	8,041
Less accumulated depreciation and amortization	(3,631)	(3,235)

Net property and equipment	5,638	4,806

Goodwill, net of amortization	435	435
Intangible assets, net of amortization	326	260
Investment in unconsolidated entities	10,310	14,021
Other assets	3,999	227

Total Assets	$69,876	$41,011

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$4,017	$3,646
Accrued payroll and related liabilities	3,168	1,852
Draws made under line of credit	4,168	—
Deferred revenues	4,951	5,639
Accrued expenses and other liabilities	1,011	244
Accrued arbitration award and related liability	32,569	—

Total current liabilities	49,884	11,381

Long-term Liabilities
Accrued indemnity	29,118	27,411
Accrued warranty and other liabilities	2,428	4,432
Accrued arbitration award	6,933	—

Total long-term liabilities	38,479	31,843

Total Liabilities	88,363	43,224

Commitments and Contingencies (Note 10)
Temporary Equity—Non-controlling Interest Subject to Possible Redemption	60,000	—

Stockholders’ Deficit
ADA-ES, Inc. stockholders’ deficit
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,632,540 and 7,538,861 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	29,348	39,627
Accumulated deficit	(79,257)	(43,875)

Total ADA-ES, Inc. stockholders’ deficit	(49,909)	(4,248)
Non-controlling interest	(28,578)	2,035

Total Stockholders’ Deficit	(78,487)	(2,213)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$69,876	$41,011

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated, see Note 13)		(Restated, see Note 13)
Revenues
Emission control	$1,709	$1,600	$3,742	$4,664
CO2 capture	569	337	917	1,140
Refined coal	4,748	—	10,834	—

Total revenues	7,026	1,937	15,493	5,804

Cost of Revenues
Emission control	962	1,199	1,798	3,021
CO2 capture	476	144	759	408
Refined coal	413	586	588	1,012

Total cost of revenues	1,851	1,929	3,145	4,441

Gross Margin before Depreciation and Amortization	5,175	8	12,348	1,363

Other Costs and Expenses
General and administrative	6,847	6,176	11,664	10,755
Research and development	375	197	696	381
Depreciation and amortization	207	330	392	539

Total expenses	7,429	6,703	12,752	11,675

Operating Loss	(2,254)	(6,695)	(404)	(10,312)

Other Income (Expense)
Net equity in net income (loss) from unconsolidated entities	(1,752)	(1,568)	(3,711)	(2,750)
Other income including interest	1,498	1,791	2,090	1,811
Arbitration award	—	—	(39,502)	—

Total other income (expense)	(254)	223	(41,123)	(939)

Loss from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	(2,508)	(6,472)	(41,527)	(11,251)

Income Tax Benefit	10,980	2,087	10,980	3,700

Net Income (Loss) Before Non-controlling Interest	8,472	(4,385)	(30,547)	(7,551)

Non-controlling Interest	(2,056)	675	(4,835)	1,021

Net Income (Loss) Attributable to ADA-ES, Inc.	$6,416	$(3,710)	$(35,382)	$(6,530)

Net Income (Loss) Per Common Share – Basic Attributable to ADA-ES, Inc.	$0.84	$(0.50)	$(4.64)	$(0.89)

Net Income (Loss) Per Common Share – Diluted Attributable to ADA-ES, Inc.	$0.82	$(0.50)	$(4.64)	$(0.89)

Weighted Average Common Shares Outstanding	7,601	7,412	7,618	7,305

Weighted Average Diluted Common Shares Outstanding	7,803	7,412	7,618	7,305

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2011 and 2010

(Amounts in thousands, except share data)

(Unaudited)

				Total ADA-ES
				Stockholders’	Non-	Total
	Common Stock		(Accumulated	Equity	controlling	Equity
	Shares	Amount	Deficit)	(Deficit)	Interest	(Deficit)
Balances, January 1, 2010	7,093,931	$37,000	$(12,748)	$24,252	$99	$24,351
Stock-based compensation	189,859	805	—	805	—	805
Issuance of stock to 401(k) plan	22,297	140	—	140	—	140
Issuance of stock for cash	143,885	1,000	—	1,000	—	1,000
Issuance of stock on exercise of options	2,250	6	—	6	—	6
Equity contributions by non-controlling interest	—	—	—	—	1,535	1,535
Distributions to non-controlling interest	—	—	—	—	(2,793)	(2,793)
Expense of stock issuance and registration	—	(21)	—	(21)	—	(21)
Net loss	—	—	(6,530)	(6,530)	(1,021)	(7,551)

Balances, June 30, 2010	7,452,222	$38,930	$(19,278)	$19,652	$(2,180)	$17,472

Balances, January 1, 2011 (Restated, See Note 13)	7,538,861	$39,627	$(43,875)	$(4,248)	$2,035	$(2,213)
Stock-based compensation	66,269	454	—	454	—	454
Issuance of stock to 401(k) plan	16,276	182	—	182	—	182
Issuance of stock on exercise of options	11,134	81	—	81	—	81
Income tax impact of sale of temporary equity in joint venture (restated)	—	(10,980)	—	(10,980)	—	(10,980)
Equity contributions by non-controlling interest	—	—	—	—	250	250
Distributions to non-controlling interest (restated)	—	—	—	—	(35,698)	(35,698)
Expense of stock issuance and registration	—	(16)	—	(16)	—	(16)
Net income (loss) (restated)	—	—	(35,382)	(35,382)	4,835	(30,547)

Balances, June 30, 2011, as restated	7,632,540	$29,348	$(79,257)	$(49,909)	$(28,578)	$(78,487)

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Restated, see Note 13)
Cash Flows from Operating Activities
Net loss	$(35,382)	$(6,530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	392	555
Deferred tax benefit	(10,980)	(3,700)
Loss on disposal of assets	37	—
Expenses paid with stock, restricted stock and stock options	636	532
Net equity in net loss from unconsolidated entities	3,711	2,750
Non-cash gain from joint venture partner	—	(1,768)
Non-controlling interest in income from subsidiaries	4,835	(1,021)
Changes in operating assets and liabilities:
Receivables, net	2,390	2,928
Prepaid expenses and other	(674)	619
Accounts payable	371	592
Accrued payroll, expenses and other related liabilities	3,586	4,858
Deferred revenues	(2,488)	9,262
Accrued arbitration award and indemnity obligation	39,502	—

Net cash provided by operating activities	5,936	9,077

Cash Flows from Investing Activities
Investment in securities	—	(105)
Principal payments received on notes receivable	1,580	—
Capital expenditures for equipment, patents and development projects	(4,974)	(2,829)
Cash paid for equity contributions to unconsolidated entity	—	(283)

Net cash used in investing activities	(3,394)	(3,217)

Cash Flows from Financing Activities
Net borrowings under line of credit	4,168	—
Sale of temporary equity in joint venture	60,000	—
Non-controlling interest equity contributions	250	1,535
Distributions to non-controlling interest	(35,698)	(2,793)
Exercise of stock options	81	6
Issuance of common stock	—	1,000
Stock issuance and registration costs	(16)	(21)

Net cash provided by (used in) financing activities	28,785	(273)

Increase in Cash and Cash Equivalents	31,327	5,587
Cash and Cash Equivalents, beginning of period	9,696	1,456

Cash and Cash Equivalents, end of period	$41,023	$7,043

Supplemental Schedule of Non-Cash Flow Financing Activities
Stock and stock options issued for services	$636	$945

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

The consolidated balance sheet as of December 31, 2010, which has been derived from restated audited financial statements, and the accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial statements of ADA, ADA LLC and Clean Coal. We have eliminated all significant intercompany balances and transactions in consolidation.

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

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2010, as amended and restated. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K and its amendments. The financial information included in these Notes relating to the Company’s financial position as of June 30, 2011 and December 31, 2010, and results of operations for the three and six months ended June 30, 2011 have been restated to give effect to the accounting adjustments discussed in Note 13.

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

As of June 30, 2011, ADA owns a 22.8% interest in Carbon Solutions and ADA’s net investment of $9.8 million is being accounted for under the equity method of accounting. Accordingly, the respective share of approximately $1.8 million and $3.8 million of Carbon Solutions’ net loss for the three and six months ended June 30, 2011, respectively, has been recognized in the consolidated statements of operations and ADA’s investment in Carbon Solutions has been reduced by its respective share of such loss.

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

	As of June 30, 2011	As of December 31, 2010
	(In thousands)
Current assets	$21,049	$34,534
Property and equipment	79	89
Other long-term assets	37,677	17,555

Total assets	$58,805	$52,178

Total liabilities	$21,916	$33,896

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands)
Net revenue	$34,364	$82,949
Net income - attributed to CCSS	$146	$199

(3)	Joint Venture Investment in Clean Coal (restated)

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

In May 2011, ADA and NexGen entered into a transaction in which Clean Coal sold an effective 15% interest of the equity in Clean Coal to an affiliate of The Goldman Sachs Group, Inc. (“GS”) (see Notes 8 and 13 for discussion regarding the classification as temporary equity of GS’s interest obtained through this transaction). GS’s interest has certain preferences over ADA and NexGen as to liquidation and profit distribution. GS has no further capital call requirements and does not have a voting interest. In conjunction with the closing of the purchase agreement, ADA, NexGen and GS entered into a Second Amended and Restated Operating Agreement and an Exclusive Right to Lease Agreement pursuant to which Clean Coal granted GS the exclusive right (but not the obligation) to lease facilities that will produce up to approximately 12 million tons of RC per year on pre-established lease terms similar to those currently in effect for Clean Coal’s two existing facilities. As a result of the transaction, ADA owns an effective 42.5% of Clean Coal. Since its inception, ADA has been considered the primary economic beneficiary of this joint venture and has consolidated the accounts of Clean Coal.

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

Twelve Months Ending June 30,	Revenue to be Recognized
(In thousands)
2012	$3,600
2013	1,800

Total	$5,400

(5)	Net Income (Loss) Per Share (restated)

Basic net income (loss) per share is computed based on the weighted average common shares outstanding in the period. Diluted net income (loss) per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

All outstanding stock options (see Note 7) to purchase shares of common stock for the six months ended June 30, 2011 and 2010, and for the three months ended June 30, 2010 were excluded from the calculation of diluted shares, as their effect is anti-dilutive.

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

Following is a table summarizing the activity under various stock issuance plans for the six months ended June 30, 2011:

Stock Issuance Plans
	2007 Plan	401(k) Plan	Other Stock Plans
Balance available, January 1, 2011	93,943	183,794	12,065
Evergreen addition	44,593	—	—
Restricted stock issued to new and anniversary employees	(11,019)	—	—
Stock issued based on incentive and matching programs to employees	(21,495)	(16,276)	—
Stock issued to directors	(26,755)	—	(7,000)

Balance available, June 30, 2011	79,267	167,518	5,065

Expense recognized under the different plans for the periods ended June 30, 2011:
	(In thousands)
three months	$38	$92	$—

six months	$346	$182	$108

Unrecognized expense recognized under the different plans for the periods ended June 30, 2011:
	(In thousands)
three months	$52	$—	$—

six months	$388	$—	$—

A summary of the status of the non-vested shares as of June 30, 2011 is presented below:

Non-vested Shares	Shares	Weighted Average GrantDate FairValue
Non-vested at January 1, 2011	92,936	$5.46
Granted	12,391	13.61
Vested	(3,217)	(11.26)
Repurchased	(1,372)	(7.48)

Non-vested at June 30, 2011	100,738	$6.25

(8)	Temporary Equity (restated)

As described in Note 3, in May 2011, ADA and NexGen entered into a transaction in which Clean Coal sold an effective 15% interest of the equity in Clean Coal to GS. Approximately 15.8 units of non-voting Class B membership interests were issued to GS for $60 million in cash. ADA and NexGen each received $30 million as a result of the sale. In conjunction with the closing of the purchase agreement, ADA, NexGen and GS entered into a Second Amended and Restated Operating Agreement and ADA and NexGen each exchanged 50 units of membership interests for approximately 42.1 voting Class A units in Clean Coal (each of which represents a 50% voting interest). Since the transaction did not result in a change in control of Clean Coal, the amount received from this transaction was originally recorded to stockholders’ equity (deficit), net of the tax effect of $11 million.

The terms of the Operating Agreement permit GS to require redemption of the unreturned portion of its initial $60 million investment in Clean Coal plus a return of 15% under certain limited circumstances. In June 2012, after completion of a review and evaluation of the applicable agreement and accounting authoritative literature, management determined that GS’s interest in Clean Coal is more appropriately classified as temporary equity as a result of the provision in the agreement for possible redemption of the unreturned portion of GS’s investment plus the required return under certain limited circumstances. As a result, this transaction has been recorded as temporary equity on the restated consolidated balance sheet as of June 30, 2011. See Notes 9 and 13 for additional discussion.

(9)	Stockholders’ Equity (Deficit) (restated)

Stockholders’ equity (deficit) has been restated. The restated ADA portion of stockholders’ deficit for the period ended June 30, 2011 includes a $30 million reduction attributable to the reclassification of temporary equity as discussed in Note 8 and a $21.2 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets. The restated ADA portion of stockholders’ deficit for the fiscal year ended December 31, 2010 includes a $15.7 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets. See Notes 11 and 13 for additional discussion.

Non-Controlling Interest

The non-controlling interest portion of stockholders’ equity (deficit) includes such interests related to Clean Coal. As discussed in Note 8, the restated non-controlling interest portion of stockholders’ deficit for the period ended June 30, 2011 includes a $30 million reduction attributable to the reclassification of temporary equity. See Note 13 for additional discussion.

(10)	Commitments and Contingencies

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

Summaries of the guaranties and obligations related to Carbon Solutions are as follows:

As of June 30, 2011
(In thousands)
AC Facility construction contract [1]	$13,200
Equipment contracts [2]	4,500
Sales contract A guarantee [3]	10,000
Sales contract B guarantee [4]	1,000

Total guaranties and obligations	$28,700

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

Following is a summary of contributions made by ECP:

	As of June 30, 2011	As of December 31,2010
	(unaudited, in thousands)
Preferred equity contributions	$86,400	$89,300
Loans and accumulated interest payable to Red River by secured notes bearing interest at 12% per annum compounded quarterly.	$208,800	$193,800

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

(11)	Income Taxes (restated)

Income taxes are accounted for under the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided if and when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. At each reporting date, management reviews existing income tax assessments and, if necessary, revises them to reflect changed circumstances. In a situation where recent losses have been incurred, the accounting standards require convincing evidence that there will be sufficient future taxable income to realize deferred tax assets.

In August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined it necessary to record a full valuation allowance against the Company’s net deferred tax assets and is restating its consolidated financial statements with this Amendment for the quarterly period ended June 30, 2011 and as of December 31, 2010. See Note 13 for additional discussion.

The Company has provided a full valuation allowance against the deferred tax assets of $21.2 million and $15.7 million as of June 30, 2011 and December 31, 2010, respectively.

The tax benefit included in the consolidated statement of operations for the three and six months ended June 30, 2011 was recorded as a result of the sale of the equity interest in Clean Coal to GS in May 2011. Since the transaction did not result in a change in control of Clean Coal, the $11 million tax effect of the amount received from this transaction was recorded to stockholders’ deficit.

(12)	Business Segment Information (restated)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Revenue:
EC	$1,709	$1,600	$3,742	$4,664
CC	569	337	917	1,140
RC	4,748	—	10,834	—

Total	$7,026	$1,937	$15,493	$5,804

Segment Profit (Loss):
EC	$179	$61	$915	$991
CC	20	170	34	668
RC	3,808	(888)	9,374	(1,533)

Total	$4,007	$(657)	$10,323	$126

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (restated)	2010	2011 (restated)	2010
	(In thousands)		(In thousands)
Total segment profit (loss)	$4,007	$(657)	$10,323	$126
Non-allocated general and administrative expenses	(6,054)	(5,708)	(10,335)	(9,899)
Depreciation and amortization	(207)	(330)	(392)	(539)
Interest, other income and other expenses	1,498	1,791	(37,412)	1,811
Net equity in net loss of unconsolidated entities	(1,752)	(1,568)	(3,711)	(2,750)
Deferred income tax benefit	10,980	2,087	10,980	3,700
Net (income) loss attributable to non-controlling interest	(2,056)	675	(4,835)	1,021

Net income (loss) attributable to ADA-ES, Inc.	$6,416	$(3,710)	$(35,382)	$(6,530)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to any one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, legal fees, audit fees and corporate governance expenses.

(13)	Restatement of Consolidated Financial Statements

Reclassification of Equity Interest

On its Current Report on Form 8-K dated June 20, 2012, the Company reported management’s determination that the Company’s consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2011, September 30, 2011 and March 31, 2012 should no longer be relied upon and should be restated. Management made this determination following an assessment of the accounting treatment of the equity in Clean Coal that has been held by an affiliate of GS since May 2011.

After completion of a review and evaluation of the operating agreement of Clean Coal and the members’ rights and obligations thereunder and accounting authoritative literature, management determined that GS’s interest in Clean Coal would be more appropriately classified as temporary equity because of a provision in the agreement that permits GS to require redemption of the unreturned portion of its initial investment plus a return of 15% under certain limited circumstances.

As a result, the Company has restated its consolidated financial statements in this Amendment for the period ended June 30, 2011. The effect of the restatement on the Company’s consolidated balance sheet as of June 30, 2011 and consolidated statement of changes in stockholders’ equity (deficit) for the six months ended June 30, 2011 is that GS’s interest in Clean Coal has been reclassified as temporary equity rather than as part of stockholders’ equity (deficit). In addition, the consolidated statement of cash flows for the six months ended June 30, 2011 has been restated to reflect the entire investment by GS as a financing activity rather than an investing activity.

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

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, the Company has restated its consolidated financial statements in this Amendment for the quarterly period ended June 30, 2011 and as of December 31, 2010.

Financial Statement Effect of the Restatement

The tables below show the effect of the above restatement on the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, Consolidated Statement of Operations for the three and six months ended June 30, 2011, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2011 and Consolidated Statement of Cash Flows for the six months ended June 30, 2011. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations. The Company also filed its amended Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on October 19, 2012.

Effect on Consolidated Balance Sheets

		Restatement Adjustments
	As Previously Reported December 31, 2010	Deferred Tax Valuation Allowance	Temporary Equity	As Restated December 31, 2010
	(Amounts in thousands)
Current Assets
Cash and cash equivalents	$9,696	$—	$—	$9,696
Receivables, net of allowance for doubtful accounts	9,066	—	—	9,066
Investment in securities	505	—	—	505
Notes receivable	1,580	—	—	1,580
Prepaid expenses and other assets	603	(188)	—	415

Total current assets	21,450	(188)	—	21,262

Property and Equipment, at cost	8,041	—	—	8,041
Less accumulated depreciation and amortization	(3,235)	—	—	(3,235)

Net property and equipment	4,806	—	—	4,806

Goodwill, net of amortization	435	—	—	435
Intangible assets, net of amortization	260	—	—	260
Investment in unconsolidated entities	14,021	—	—	14,021
Other assets	—	227	—	227
Deferred taxes and other assets	15,696	(15,696)	—	—

Total Assets	$56,668	$(15,657)	$—	$41,011

Total Liabilities	$43,224	$—	$—	$43,224

Stockholders’ Equity (Deficit)
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,538,861 shares issued and outstanding	39,627	—	—	39,627
Accumulated deficit	(28,218)	(15,657)	—	(43,875)

Total ADA-ES, Inc. stockholders’ equity (deficit)	11,409	(15,657)	—	(4,248)
Non-controlling interest	2,035	—	—	2,035

Total Stockholders’ Equity (Deficit)	13,444	(15,657)	—	(2,213)

Total Liabilities and Stockholder’s Equity (Deficit)	$56,668	$(15,657)	$—	$41,011

		Restatement Adjustments
	As Previously Reported June 30, 2011	Deferred Tax Valuation Allowance	Temporary Equity	As Restated June 30, 2011
	(Amounts in thousands)
Current Assets
Cash and cash equivalents	$41,023	$—	$—	$41,023
Receivables, net of allowance for doubtful accounts	6,676	—	—	6,676
Investment in securities	505	—	—	505
Prepaid expenses and other assets	1,092	(128)	—	964

Total current assets	49,296	(128)	—	49,168

Property and Equipment, at cost	9,269	—	—	9,269
Less accumulated depreciation and amortization	(3,631)	—	—	(3,631)

Net property and equipment	5,638	—	—	5,638

Goodwill, net of amortization	435	—	—	435
Intangible assets, net of amortization	326	—	—	326
Investment in unconsolidated entities	10,310	—	—	10,310
Other assets	—	3,999	—	3,999
Deferred taxes and other assets	25,117	(25,117)	—	—

Total Assets	$91,122	$(21,246)	$—	$69,876

Total Liabilities	$88,363	$—	$—	$88,363

Temporary Equity—Non-controlling Interest Subject to Possible Redemption	—	—	60,000	60,000

Stockholders’ Equity (Deficit)
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,632,540 shares issued and outstanding	59,348	—	(30,000)	29,348
Accumulated deficit	(58,011)	(21,246)	—	(79,257)

Total ADA-ES, Inc. stockholders’ equity (deficit)	1,337	(21,246)	(30,000)	(49,909)
Non-controlling interest	1,422	—	(30,000)	(28,578)

Total Stockholders’ Equity (Deficit)	2,759	(21,246)	(60,000)	(78,487)

Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)	$91,122	$(21,246)	$—	$69,876

Effect on Consolidated Statements of Operations

	Three Months Ended June 30, 2011
		Restatement Adjustments
	As Previously Reported	Deferred Tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	$(2,508)	$—	$—	$(2,508)
Income Tax Benefit	2,313	8,667	—	10,980

Net Income (Loss) Before Non-controlling Interest	(195)	8,667	—	8,472
Non-controlling Interest	(2,056)	—	—	(2,056)

Net Income (Loss) Attributable to ADA-ES, Inc.	(2,251)	8,667	—	6,416

Net Income (Loss) Per Common Share—Basic Attributable to ADA-ES, Inc.	$(0.30)	$1.14	$—	$0.84

Net Income (Loss) Per Common Share—Diluted Attributable to ADA-ES, Inc.	$(0.29)	$1.11	$—	$0.82

	Six Months Ended June 30, 2011
		Restatement Adjustments
	As Previously Reported	Deferred Tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Benefit (Expense) and Non-controlling Interest	$(41,527)	$—	$—	$(41,527)
Income Tax Benefit (Expense)	16,569	(5,589)	—	10,980

Net Loss Before Non-controlling Interest	(24,958)	(5,589)	—	(30,547)
Non-controlling Interest	(4,835)	—	—	(4,835)

Net Loss Attributable to ADA-ES, Inc.	(29,793)	(5,589)	—	(35,382)

Net Loss Per Common Share—Basic and Diluted Attributable to ADA-ES, Inc.	$(3.91)	$(0.73)	$—	$(4.64)

Effect on Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

		Restatement Adjustments
	As Previously Reported June 30, 2011	Deferred Tax Valuation Allowance	Temporary Equity	As Restated June 30, 2011
	(Amounts in thousands)
ADA-ES Stockholders’ Equity (Deficit)
Balance, January 1, 2011	$11,409	$(15,657)	$—	$(4,248)
Stock-based compensation	454	—	—	454
Issuance of stock to 401(k) plan	182	—	—	182
Issuance of stock on exercise of options	81	—	—	81
Equity contribution from sale of interest in joint venture, net of income taxes	19,020	10,980	(30,000)	—
Income tax impact of sale of temporary equity in joint venture	—	(10,980)	—	(10,980)
Expense of stock issuance and registration	(16)	—	—	(16)
Net loss	(29,793)	(5,589)		(35,382)

Balance, June 30, 2011	$1,337	$(21,246)	$(30,000)	$(49,909)

Non-controlling Interest
Balance, January 1, 2011	$2,035	$—	$—	$2,035
Equity contributions by non-controlling interest	250	—	—	250
Distributions to non-controlling interest	(5,698)	—	(30,000)	(35,698)
Net income	4,835	—	—	4,835

Balance, June 30, 2011	$1,422	$—	$(30,000)	$(28,578)

Total Stockholders’ Equity (Deficit)	$2,759	$(21,246)	$(60,000)	$(78,487)

Effect on Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2011
		Restatement Adjustments
	As Previously Reported	Deferred Tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Net loss	$(29,793)	$(5,589)	$—	$(35,382)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	392	—	—	392
Deferred tax benefit	(16,569)	5,589	—	(10,980)
Loss on disposal of assets	37	—	—	37
Expenses paid with stock, restricted stock and stock options	636	—	—	636
Net equity in net loss from unconsolidated entities	3,711	—	—	3,711
Non-cash gain from joint venture partner	—	—	—	—
Non-controlling interest in income from subsidiaries	4,835	—	—	4,835
Changes in operating assets and liabilities:				—
Receivables, net	2,390	—	—	2,390
Prepaid expenses and other	(674)	—	—	(674)
Accounts payable	371	—	—	371
Accrued payroll, expenses and other related liabilities	3,586	—	—	3,586
Deferred revenues	(2,488)	—	—	(2,488)
Accrued arbitration award and indemnity obligation	39,502	—	—	39,502

Net cash provided by operating activities	5,936	—	—	5,936

Cash Flows from Investing Activities
Principal payments received on notes receivable	1,580	—	—	1,580
Equity contribution from sale of interest in joint venture	30,000	—	(30,000)	—
Capital expenditures for equipment, patents and development projects	(4,974)			(4,974)

Net cash provided by (used in) investing activities	26,606	—	(30,000)	(3,394)

Cash Flows from Financing Activities
Net borrowings under line of credit	4,168	—	—	4,168
Sale of temporary equity in joint venture	—	—	60,000	60,000
Non-controlling interest equity contributions	250	—	—	250
Distributions to non-controlling interest	(5,698)	—	(30,000)	(35,698)
Exercise of stock options	81	—	—	81
Stock issuance and registration costs	(16)	—	—	(16)

Net cash provided by (used in) financing activities	(1,215)	—	30,000	28,785

Increase in Cash and Cash Equivalents	31,327	—	—	31,327
Cash and Cash Equivalents, beginning of period	9,696	—	—	9,696

Cash and Cash Equivalents, end of period	$41,023	$—	$—	$41,023

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (restated).

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

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, our inability to satisfactorily resolve the Norit arbitration and related indemnity claims; adverse outcomes in current and future legal proceedings; lack of working capital to operate our businesses, pay ongoing legal expenses and satisfy our obligations relating to the Norit legal proceedings; timing of new and pending regulations and any legal challenges to them; the government’s failure to enact legislation, promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address expected growth in our target markets; loss of key personnel; failure to satisfy performance guaranties; risks related to Carbon Solutions, including the willingness and ability of ECP to continue to fund costs of operating Carbon Solutions; ECP’s conversion of outstanding loans to Red River or preferred equity to ordinary capital contributions in Carbon Solutions; demand by ECP of payment on its loans to Red River or our indemnity obligations to it or Carbon Solutions; ECP’s control of Carbon Solutions and potential further dilution of our interest; failure to satisfy conditions in our existing agreements; inability of Carbon Solutions to respond to the expected increase in demand for AC through the construction of additional AC facilities or our inability to participate in such projects due to lack of funds or otherwise; the failure of the facilities leased by Clean Coal to continue to produce coal that qualifies for Section 45 tax credits; termination of the leases of such facilities; decreases in the production of RC by the lessees of Clean Coal’s RC facilities; plant outages; seasonality; failure of Clean Coal to build and place additional RC facilities in service by January 1, 2012; inability of Carbon Solutions and Clean Coal to obtain necessary permits; availability of raw materials and equipment for our businesses; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our Annual Report on Form 10-K, Part II Item 1A of the Form 10-Q filed for the period ended March 31, 2011 and Part II Item 1A of this Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements made in this report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Restatement

With this Amendment we have restated the following previously filed consolidated financial statements, data and related disclosures: Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, Consolidated Statement of Operations for the three and six months ended June 30, 2011, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2011 and Consolidated Statement of Cash Flows for the six months ended June 30, 2011. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations. The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements and notes thereto, included in Item 1 of this Amendment, and the audited consolidated financial statements and notes thereto and the MD&A included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 filed on October 19, 2012, as well as the Company’s other filings with the SEC.

The restatement results from management’s determination that the Company had not properly accounted for the interest held by an affiliate of the Goldman Sachs Group (“GS”) in our joint venture, Clean Coal Solutions, LLC (“Clean Coal”) since May 2011 and that a full valuation allowance against the Company’s net deferred tax assets should have been recognized as of December 31, 2010 and all subsequent quarters thereafter.

The following MD&A incorporates the restated figures reflecting these changes. For this reason the data set forth in this section may differ from that presented in discussions and data in our previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2011.

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

We have also developed and are offering commercial systems to inject dry alkali sorbents for control of acid gases such as SO3 and HCl as well as for control of the criteria pollutant SO2. DSI systems, which cost approximately $2 million to $3 million for an average size plant, provide a low-capital cost alternative to scrubbers for meeting certain provisions of the MATR and the Cross State Air Pollution Rule, which was finalized by the EPA on July 6, 2011 (“CSAPR”, formerly known as the “Transport Rule”). CSAPR replaces the EPA’s 2005 Clean Air Interstate Rule and requires 27 states in the eastern half of the United States and the District of Columbia to significantly improve air quality by reducing power plant SO2 and nitrogen oxide emissions that contribute to ozone and fine particle pollution in other states. Plants in the 27 impacted states will be required to comply with emission reductions quickly; beginning January 1, 2012 for SO2 and annual nitrogen oxide reductions, and May 1, 2012 for ozone season nitrogen oxide reductions. We conducted full-scale tests of the DSI equipment in 2010 and for the past year ADA has been demonstrating DSI equipment for the control of SO2 and SO3 on plants burning bituminous, Powder River Basin (“PRB”), and lignite coals. The DSI approach is also a low-cost option for utilities for meeting the particulate matter standard proposed in the MATR because dry sorbents can capture condensable material that are part of the regulated particulate matter emissions. Experts have predicted that up to a quarter of the 1,200 plus coal fired boilers could be forced to shut down if they were required to add scrubbers and selective catalytic reduction systems which can cost $200 million to $300 million per installation.

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

In September 2010, the RC facilities ramped up production to expected continuous levels and are now treating over 95% of the available coal used by the four generating units at the two power plants. During the first six months of 2011, these two units generated over $10 million in consolidated revenues for ADA. These production levels are expected to generate between approximately $15 million to $20 million per year in revenues and, after deduction of NexGen’s and GS’s share, between approximately $7 million to $9 million in pre-tax cash flow and operating income, or approximately $1 per diluted share annually for ADA through 2019 (assuming no significant change in outstanding number of shares).

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

Cost of revenues decreased by $78,000 and $1.3 million or 4% and 29% for the three and six months ended June 30, 2011, respectively, from the same periods in 2010 primarily as a result of decreased revenues in our EC and CC segments and lower RC segment costs as described below. Gross margins were 74% and 80% for the three and six months ended June 30, 2011, respectively, compared to less than 1% and 23% for the same periods in 2010. The increase primarily reflects the increased RC margins and revenues as described below. For the near term, we expect the sales related to the RC segment to represent an increasing source of revenues, for which the anticipated gross margins are higher than our EC and CC segments. As a result, we expect the gross margin for 2011 to be higher than the overall margin realized in 2010.

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

Our consulting revenues increased approximately $603,000 and $1.1 million during the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 as we began demonstration and other work related to recent changes with the MACT regulations and includes revenues totaling $333,000 and $667,000, respectively, from our Arch Coal non-refundable license. Our consulting revenues contributed approximately $1.1 million and $1.9 million during the three and six months ended June 30, 2011 and we expect our consulting revenues to increase as a percentage of EC revenues during the remainder of 2011 as several customers are seeking advice and evaluation studies on how best to comply with the finalized MACT regulations.

As of June 30, 2011, we had contracts in progress for work related to our EC segment totaling approximately $2.1 million, of which we expect to recognize a significant portion during the remaining six months of 2011, with the balance to be completed and realized in 2012. Our ACI systems revenues totaled $488,000 and $1.1 million for the three and six months ended June 30, 2011, respectively, representing a decrease of 57% and 68% compared to the same periods in 2010. In the EC segment, we performed work related to RC systems provided to Clean Coal valued at $359,000 and $471,000 for the three and six months ended June 30, 2011, respectively, that would otherwise be recognized as revenue but were eliminated in the consolidation of Clean Coal. In the EC segment, we performed work related to RC systems provided to Clean Coal valued at $2.7 million and $3.2 million for the three and six months ended June 30, 2010, respectively, that would otherwise be recognized as revenue but were eliminated in the consolidation of Clean Coal. The prior year includes our participation in the construction and installation of the initial RC facilities that were placed in service in at the end of 2009. In the current year, Clean Coal is utilizing a number of additional resources for of the planned new RC facilities.

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

Cost of revenues for the CC segment increased by $332,000 and $351,000 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Gross margins for this segment were 16% and 17% for the three and six months ended June 30, 2011, respectively, compared to 57% and 64% for the same periods in 2010. The decrease in gross margin from 2011 to 2010 is due primarily to greater use of subcontractors for which our margins are less under these projects. Lower cost share participation from third parties also contributed to higher costs and lower margins. We expect the overall gross margin for the CC segment for fiscal year 2011 to be lower than the levels achieved in 2010, due to the mixture of direct costs (labor versus equipment) associated with this segment.

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

Cost of revenues for the RC segment totaled $413,000 and $588,000 for the three and six months ended June 30, 2011 respectively, compared to $586,000 and $1.0 million for the same periods in 2010 as we had increased our efforts earlier in 2010 in further developing the technology and modifying the equipment. Costs for the quarter ended June 30, 2011 increased compared to the first quarter of 2011 due to activities undertaken to place additional facilities into operations. Costs of revenues have stabilized as the existing RC facilities have settled into routine operations. We expect future RC margins to be at a level near 95%.

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

We had net interest and other income and net interest income of $1.5 million and $2.1 million for the three and six months ended June 30, 2011, respectively, compared to $1.8 million for both the three and six months ended June 30, 2010 due primarily to the interest on notes receivable and other amounts received from NexGen. We recognized $39.5 million in expenses for the six months ended June 30, 2011 related to the interim award in the Norit arbitration as described below and in Part II, Item 1 of this report.

The deferred income tax benefit of $11 million (restated) for the six months ended June 30, 2011 represents the income tax effect of the sale of the equity interest in Clean Coal to GS in May 2011. The consolidated financial statements have been restated to include a full valuation allowance against the deferred tax assets as discussed in Notes 11 and 13 of the notes to the restated consolidated financial statements. Our income tax rate does not include any material amount of Section 45 tax credits from Clean Coal as those tax benefits will primarily be realized by the lessee under the RC facilities’ leases.

Our net loss for the six months ended June 30, 2011 of $35.4 million (restated) or $(4.64) (restated) per share includes our equity in the losses incurred by Carbon Solutions totaling $1.8 million and $3.8 million for the three and six months ended June 30, 2011, respectively and is included in other income (expense) in the consolidated statement of operations. This amount is reported net of our equity in the net income of CCSS which amounted to $74,000 and $100,000 for the three and six months ended June 30, 2011, respectively. We expect to continue to report our equity in the losses of Carbon Solutions for the balance of the year and future years as sales ramp up and other development activities continue. Our investment in Carbon Solutions has been reduced by our respective share of such losses. We expect to continue to report our equity in the net income of CCSS for the balance of the year as operations become more consistent.

Liquidity and Capital Resources

Working Capital

Our principal sources of liquidity are the proceeds we received from the sale of equity in Clean Coal, our other working capital and our anticipated cash flow from RC activities and other operations. We had consolidated cash and cash equivalents totaling $41 million at June 30, 2011 compared to consolidated cash and cash equivalents of $9.7 million at December 31, 2010.

At June 30, 2011, we had a working capital deficit of $716,000 (restated) compared to working capital of $9.9 million (restated) at December 31, 2010. Our working capital decreased primarily due to the reclassification from long-term to current of $32.6 million in liabilities related to the interim Norit matter, partially offset by proceeds from the sale of an effective 15% interest in the equity of Clean Coal to GS. ADA received gross proceeds of $30 million from the sale of Class B units to GS and received an additional amount of $1 million from NexGen representing the remaining payment owed by NexGen in order to maintain its interest in Clean Coal. In addition, we received payment on notes receivable and other receivables from NexGen totaling $2 million We have long-term liabilities recorded totaling $38.5 million which amount includes our present estimate of the long-term liability portion of the interim award related to the Norit matter of $6.9 million, long-term deferred revenue including deferred rental income and other obligations of $2.4 million, and an estimate of indemnity costs related to the Norit award of $29.1 million as of June 30, 2011. Although we had positive operating cash flow for the six months ended June 30, 2011, this trend will likely not continue during the remainder of 2011, depending upon the timing of payments related to the Norit interim award and indemnity costs. We expect Clean Coal to use its $10 million line of credit and cash flow from operations to fund amounts required to construct, install and place additional RC facilities into operation.

Our stockholders’ deficit was approximately $78.5 million (restated) as of June 30, 2011 compared to $2.2 million (restated) as of December 31, 2010. The increase in deficit is primarily due to the expenses recorded related to the Norit interim award, the recording of the sale of temporary equity in Clean Coal to GS, and the recording of a valuation allowance against the Company’s net deferred tax assets (see Note 13 for the effect of the restatement on stockholders’ equity (deficit)).

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

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of June 30, 2011 our trade receivables balance was $6.9 million which was offset by billings in excess of recognized income of $281,000 for a net of $6.7 million compared to $8.6 million at December 31, 2010.

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

We had net current deferred tax assets of $129,000 and net long-term deferred tax assets of $21.1 million as of June 30, 2011 compared to net current deferred tax assets of $188,000 and net long-term deferred tax assets of $15.5 million as of December 31, 2010. The current and long-term amounts for both periods have subsequently been reduced to zero by recording a full valuation allowance. As discussed above and in Notes 11 and 13 to the restated consolidated financial statements, in August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that a full valuation allowance against the Company’s net deferred tax assets should have been recognized as of December 31, 2010 and for each subsequent quarter thereafter. Management determined that it was necessary to record the valuation allowance against the Company’s deferred tax assets after reconsidering the weight given in the original assessment to the relevant information used to measure the positive and negative evidence regarding the potential for ultimate realization of the deferred tax assets.

Cash flow provided by operations totaled $5.9 million for the first six months of 2011 compared to $9.1 million for the same period in 2010. The change in operating cash flow primarily resulted from an increase in accrued arbitration award and other liabilities of $39.5 million, an increase in our accrued indemnity liability of $1.7 million, a decrease in accounts receivable of $2.4 million and an increase in accounts payable and accrued liabilities of $2.2 million which were offset by a decrease in deferred revenue of $2.5 million. These changes in our operating assets and liabilities correspond to the nature and timing of our procurement and billing cycle and development activities. In addition, adjustments related to non-cash operating activities included expenses paid with stock and restricted stock of $636,000, depreciation and amortization of $392,000, non-controlling interest in Clean Coal of $3.8 million and our net minority equity interest which increased our cash flow provided by operations and were offset by an increase in recorded deferred tax benefits of $11 million (restated) related to the sale of equity in Clean Coal to GS.

Net cash used in investing activities was $3.4 million (restated) for the first six months of 2011 compared to $3.2 million for the same period in 2010. Cash used in investing activities consisted of purchases of equipment and development projects of $5 million offset by payments of $1.6 million received from NexGen related to their notes receivable to us. The cash used in 2010 was primarily due to capital expenditures related to our Clean Coal joint venture. The remaining cash used in 2010 was made up of investments in securities and activities related to the development and formation of our investments in other entities.

Net cash provided by financing activities was $28.8 million (restated) for the first six months of 2011 compared to $273,000 used for financing activities for the same period in 2010. Sources of financing included the $60 million equity contribution from the sale of the interest in Clean Coal, net borrowings on the line of credit of $4.2 million and equity contributions of $250,000, offset by distributions to the non-controlling interest of $35.7 million (restated).

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

In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to evaluate the current net book value of goodwill and other intangible assets of $761,000 in our consolidated balance sheets. Management believes the value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which could require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

Since inception, ADA has been considered the primary economic beneficiary of the joint venture with Clean Coal and, therefore, we have consolidated its accounts with ours. ADA holds a 50% interest in the Class A voting units of Clean Coal, and an affiliate of The Goldman Sachs Group, Inc. holds a non-voting interest in Clean Coal and shares in the profits or losses of the joint venture.

We hold a 50% interest in CCSS. However, we control only two of the five seats on the board of managers and our equity partner controls the other three seats. Therefore, we believe our 50% interest does not constitute control of CCSS and we have recorded our interest under the equity method.

Recently Issued Accounting Policies

There were none issued which were material to our financial statements.

Item 4.	Controls and Procedures (restated).

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

Evaluation of Disclosure Controls and Procedures

When our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 was filed on August 12, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. Subsequent to that evaluation, our management identified errors related to the accounting for the equity investment in Clean Coal that has been held by an affiliate of GS since May 2011 and the establishment and maintenance of a valuation allowance against deferred tax assets, as discussed below. These errors had a material effect on our previously issued consolidated financial statements. As a result of these errors, we determined that the consolidated financial statements for the fiscal years ended December 31, 2010 and 2011 and the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012 and June 30, 2012 should not be relied upon and needed to be restated (see Note 13 in the accompanying restated consolidated financial statements for further discussion) and identified the material weaknesses described below.

Changes in Internal Control Over Financial Reporting

In connection with the identification of the errors related to our financial statements described above and in Note 13 to our restated consolidated financial statements, management has identified the following deficiencies that constituted material weaknesses in our internal control over financial reporting for the periods described above:

•

We did not maintain an effective control environment, as evidenced by not utilizing appropriate personnel or consultants qualified to review complex, non-routine business transactions that require additional review and impact decisions requiring accounting treatment, financial statement presentation and disclosure.

•

We did not establish adequate criteria to assess positive and negative evidence over the establishment and maintenance of a valuation allowance against deferred tax assets and an appropriate review process over the inputs and conclusions from this assessment was not in place.

Accounting errors resulting from the material weaknesses described above resulted in the need to restate our annual and interim consolidated financial statements.

Remediation of Material Weakness

To address these material weaknesses, we have undertaken the following remedial steps. First, in July 2012, in order to remedy the material weakness related to the accounting for the equity investment in Clean Coal that has been held by an affiliate of GS since May 2011 described above, we engaged an accounting and tax expert for the purpose of performing detailed accounting analysis of complex, non-routine business transactions. This enables management to make timely decisions regarding required disclosure relating to such items. Management has re-evaluated the operational effectiveness of our internal controls over financial reporting and with the addition of the reviews now being provided by our external resources believes that the material weakness which had previously existed has been fully remediated.

Second, by establishing a valuation allowance against the Company’s deferred tax assets, management believes that the material weakness which had previously existed with respect to the deferred tax assets has been fully remediated. As disclosed in previous amended filings, to ensure that such an issue does not arise again in the future, the Company is in the process of creating a formal process related to the design and implementation of controls and establishment of adequate criteria to assess the positive and negative evidence over the establishment and maintenance of a valuation allowance against deferred tax assets. Management anticipates that this process will include periodic oversight by the Audit Committee and anticipates completing this remediation effort before the Annual Report on Form 10-K for the fiscal year ending December 31, 2012 is filed.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by these material weaknesses described above and employ any additional tools and resources as appropriate to provide reasonable assurance that our financial statements are fairly stated in all material respects.

As previously disclosed, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we have taken steps subsequent to the period covered by this Amendment to remedy the material weaknesses in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits (restated)

10.33**	Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC dated May 27, 2011, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC.(1)
10.84**	Exclusive Right to Lease Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp.(1)
10.85	Class B Unit Purchase Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp.(1)
10.86	ADA-ES, Inc. Guaranty for the benefit of GSFS Investments I Corp. dated May 27, 2011.(1)
10.87	Contribution Agreement dated May 27, 2011 between ADA-ES, Inc. and NexGen Refined Coal, LLC.(1)
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been separately filed with the Securities and Exchange Commission.
(1)	Incorporated by reference to the same numbered exhibit to the Form 10-Q for the quarter ended June 30, 2011 filed on August 12, 2011 (File No. 000-50216).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc. Registrant

Date: October 19, 2012	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: October 19, 2012	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX (restated)

10.33**	Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC dated May 27, 2011, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC.(1)
10.84**	Exclusive Right to Lease Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp.(1)
10.85	Class B Unit Purchase Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp.(1)
10.86	ADA-ES, Inc. Guaranty for the benefit of GSFS Investments I Corp. dated May 27, 2011.(1)
10.87	Contribution Agreement dated May 27, 2011 between ADA-ES, Inc. and NexGen Refined Coal, LLC.(1)
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been separately filed with the Securities and Exchange Commission.
(1)	Incorporated by reference to the same numbered exhibit to the Form 10-Q for the quarter ended June 30, 2011 filed on August 12, 2011 (File No. 000-50216).