Form 10-Q/A
period 2011-09-30
ADA-ES INC
filed 2012-10-19
CIK 1223112

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

ADA-ES, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011 originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2011 (the “Original Filing”). This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September, 2011 as discussed below and in Note 14 to the accompanying restated consolidated financial statements.

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

Reclassification of Equity Interest

The Company had previously classified the equity interest of an affiliate of the Goldman Sachs Group (“GS”) in our joint venture, Clean Coal Solutions, LLC (“Clean Coal”), as a non-controlling interest in stockholders’ equity (deficit) on the Company’s Consolidated Balance Sheet as of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012. In June 2012, after completion of a review and evaluation of the operating agreement of Clean Coal and the members’ rights and obligations thereof and applicable accounting authoritative literature, management determined that the GS interest would be more appropriately classified as temporary equity as of June 30, 2011 and for each subsequent quarter thereafter because of a provision in the Clean Coal operating agreement that permits GS to require redemption of its interest under certain limited circumstances. As a result, the Company is restating its consolidated financial statements for the quarterly period ended September 30, 2011 to reflect the GS interest as temporary equity on the Company’s consolidated balance sheet.

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

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined that it was necessary to record a full valuation allowance against the Company’s deferred tax assets and is restating the consolidated financial statements for the quarterly period ended September 30, 2011 and as of December 31, 2010.

2. Impact on the Consolidated Financial Statements

The financial statement effect of these changes on the Company’s Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, Consolidated Statement of Operations for the three and nine months ended September 30, 2011, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2011 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 is discussed in Note 14 in the accompanying consolidated financial statements. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results. The Company also amended its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on October 19, 2012.

3. Internal Control over Financial Reporting and Disclosure Controls and Procedures Considerations

Management has concluded that material weaknesses in the Company’s internal control over financial reporting existed related to the accounting for the equity investment in Clean Coal that has been held by an affiliate of GS since May 2011 and the establishment and maintenance of a valuation allowance against the Company’s deferred tax assets. Accordingly, this Amendment amends the Company’s disclosures regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of September 30, 2011.

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

Part I - Item 1 (Consolidated Financial Statements), Part I - Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part I - Item 4 (Controls and Procedures) have been amended from the Original Filing as a result of the restatement. Part II - Item 6 (Exhibits) has also been amended to, among other things, include currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Part I. – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Restated, see Note 14)
	(Restated, see Note 14)
ASSETS
Current Assets
Cash and cash equivalents	$9,581	$9,696
Receivables, net of allowance for doubtful accounts	13,350	9,066
Investment in securities	505	505
Notes receivable	—	1,580
Prepaid expenses and other	1,867	415

Total current assets	25,303	21,262

Property and Equipment, at cost	18,520	8,041
Less accumulated depreciation and amortization	(3,847)	(3,235)

Net property and equipment	14,673	4,806

Goodwill, net of amortization	435	435
Intangible assets, net of amortization	334	260
Investment in unconsolidated entities	8,260	14,021
Other assets	4,911	227

Total Assets	$53,916	$41,011

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$10,375	$3,646
Accrued payroll and related liabilities	2,652	1,852
Line of credit	7,887	—
Deferred revenues and deposits	12,389	5,639
Accrued expenses and other liabilities	565	244
Accrued settlement award and related liability	3,703	—

Total current liabilities	37,571	11,381

Long-term Liabilities
Accrued indemnity	29,987	27,411
Accrued warranty and other liabilities	6,511	4,432

Total long-term liabilities	36,498	31,843

Total Liabilities	74,069	43,224

Commitments and Contingencies (Note 10)

Temporary Equity – Non-controlling Interest Subject to Possible Redemption	60,000	—

Stockholders’ Deficit
ADA-ES, Inc. stockholders’ deficit
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,668,235 and 7,538,861 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	29,737	39,627
Accumulated deficit	(83,860)	(43,875)

Total ADA-ES, Inc. stockholders’ deficit	(54,123)	(4,248)
Non-controlling interest	(26,030)	2,035

Total Stockholders’ Deficit	(80,153)	(2,213)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$53,916	$41,011

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Restated, see Note 14)		(Restated, see Note 14)
Revenues
Emission control	$3,095	$2,551	$6,837	$7,215
CO2 capture	977	467	1,894	1,607
Refined coal	9,160	4,491	19,994	4,491

Total revenues	13,232	7,509	28,725	13,313
Cost of Revenues
Emission control	1,955	1,334	3,753	4,355
CO2 capture	636	191	1,201	599
Refined coal	3,487	158	4,075	1,170

Total cost of revenues	6,078	1,683	9,029	6,124

Gross Margin before Depreciation and Amortization	7,154	5,826	19,696	7,189

Other Costs and Expenses
General and administrative	2,932	10,470	14,596	21,225
Research and development	506	258	1,396	639
Depreciation and amortization	216	300	608	839

Total expenses	3,654	11,028	16,600	22,703

Operating Income (Loss)	3,500	(5,202)	3,096	(15,514)

Other Income (Expense)
Net equity in net income (loss) from unconsolidated entities	(2,050)	(2,389)	(5,761)	(5,138)
Other income including interest	71	200	2,161	2,010
Interest expense	(889)	—	(889)	—
Arbitration award	(2,182)	—	(41,684)	—

Total other income (expense)	(5,050)	(2,189)	(46,173)	(3,128)

Loss from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	(1,550)	(7,391)	(43,077)	(18,642)

Income Tax Benefit	—	3,489	10,980	7,189

Net Loss Before Non-controlling Interest	(1,550)	(3,902)	(32,097)	(11,453)

Non-controlling Interest	(3,053)	(1,921)	(7,888)	(900)

Net Loss Attributable to ADA-ES, Inc.	$(4,603)	$(5,823)	$(39,985)	$(12,353)

Net Loss Per Common Share – Basic and Diluted Attributable to ADA-ES, Inc.	$(0.60)	$(0.78)	$(5.25)	$(1.68)

Weighted Average Common Shares Outstanding	7,661	7,455	7,621	7,359

Weighted Average Diluted Common Shares Outstanding	7,661	7,455	7,621	7,359

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2011 and 2010

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		(Accumulated	Total ADA-ES Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Deficit)	(Deficit)	Interest	(Deficit)
Balances, January 1, 2010	7,093,931	$37,000	$(12,748)	$24,252	$99	$24,351
Stock-based compensation	208,052	958	—	958	—	958
Issuance of stock to 401(k) plan	33,600	213	—	213	—	213
Issuance of stock for cash	143,885	1,000	—	1,000	—	1,000
Issuance of stock on exercise of options	2,250	6	—	6	—	6
Equity contributions by non-controlling interest	—	—	—	—	2,089	2,089
Distributions to non-controlling interest	—	—	—	—	(2,794)	(2,794)
Expense of stock issuance and registration	—	(26)	—	(26)	—	(26)
Net income (loss)	—	—	(12,353)	(12,353)	900	(11,453)

Balances, September 30, 2010	7,481,718	$39,151	$(25,101)	$14,050	$294	$14,344

Balances, January 1, 2011 (Restated, see Note 14)	7,538,861	$39,627	$(43,875)	$(4,248)	$2,035	$(2,213)
Stock-based compensation	96,411	761	—	761	—	761
Issuance of stock to 401(k) plan	21,829	264	—	264	—	264
Issuance of stock on exercise of options	11,134	81	—	81	—	81
Income tax impact of sale of temporary equity in joint venture (restated)	—	(10,980)	—	(10,980)	—	(10,980)
Equity contributions by non-controlling interest	—	—	—	—	250	250
Distributions to non-controlling interest (restated)	—	—	—	—	(36,203)	(36,203)
Expense of stock issuance and registration	—	(16)	—	(16)	—	(16)
Net income (loss) (restated)	—	—	(39,985)	(39,985)	7,888	(32,097)

Balances, September 30, 2011, as restated	7,668,235	$29,737	$(83,860)	$(54,123)	$(26,030)	$(80,153)

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Restated, see Note 14)
Cash Flows from Operating Activities
Net loss	$(39,985)	$(12,353)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	608	859
Deferred tax benefit	(10,980)	(7,188)
Loss on disposal of assets	60	—
Expenses paid with stock, restricted stock and stock options	1,025	1,171
Net equity in net loss from unconsolidated entities	5,761	5,138
Non-cash gain from joint venture partner	—	(1,768)
Non-controlling interest in income from subsidiaries	7,888	900
Changes in operating assets and liabilities:
Receivables, net	(4,284)	(1,328)
Prepaid expenses and other	(1,536)	100
Accounts payable	3,495	(1,870)
Accrued payroll, expenses and other related liabilities	800	60
Deferred revenues and deposits	4,050	8,196
Accrued settlement award and related liability	8,703	—
Accrued liabilities	2,576	13,100
Other liabilities	100	(615)

Net cash (used in) provided by operating activities	(21,719)	4,402

Cash Flows from Investing Activities
Investment in securities	—	(105)
Principal payments received on notes receivable	1,580	—
Capital expenditures for equipment, patents and development projects	(11,975)	(2,753)
Cash paid for equity contributions to unconsolidated entity	—	(283)

Net cash used in investing activities	(10,395)	(3,141)

Cash Flows from Financing Activities
Net borrowings under line of credit	7,887	—
Sale of temporary equity in joint venture	60,000	—
Non-controlling interest equity contributions	250	2,089
Distributions to non-controlling interest	(36,203)	(2,794)
Exercise of stock options	81	6
Issuance of common stock	—	1,000
Stock issuance and registration costs	(16)	(26)

Net cash provided by financing activities	31,999	275

Increase (Decrease) in Cash and Cash Equivalents	(115)	1,536
Cash and Cash Equivalents, beginning of period	9,696	1,456

Cash and Cash Equivalents, end of period	$9,581	$2,992

Supplemental Schedule of Non-Cash Flow Investing and Financing Activities
Stock and stock options issued for services	$1,025	$1,171

Cash paid for interest	$889	$—

Accrued capital expenditures and development costs	$3,234	$—

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

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2010, as amended and restated. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K and its amendments. The financial information included in these Notes relating to the Company’s financial position as of September 30, 2011 and December 31, 2010, and results of operations for the three and nine months ended September 30, 2011 have been restated to give effect to the accounting adjustments discussed in Note 14.

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

Under the terms of the JDA, the Company is required to indemnify ECP and Carbon Solutions for certain damages and expenses they have incurred with respect to the Company’s litigation with Norit Americas, Inc. (“Norit”) (See Note 9). As of September 30, 2011, the Company has recorded a liability to Carbon Solutions of approximately $31.2 million related to such damages and expenses incurred by Carbon Solutions. Of that amount, $1.2 million relates to royalty obligations recorded as a result of the settlement with Norit and has been classified as a current liability as a component of accrued settlement award and related liability on the accompanying consolidated balance sheets. The remaining amount of $30 million has been classified as a long-term liability and is included in accrued indemnity on the accompanying consolidated balance sheets.

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

The following presents summarized unaudited information as to consolidated assets, liabilities and results of operations of CCSS. The consolidated financial statements of CCSS include the accounts of the third party which leases the RC facilities:

	As of September 30, 2011	As of December 31, 2010
	(In thousands)
Current assets	$18,052	$34,534
Property and equipment	74	89
Other long-term assets	50,481	17,555

Total assets	$68,607	$52,178

Total liabilities	$22,209	$33,896

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In thousands)
Net revenue	$129,718	$46,769
Net income - attributed to CCSS	$292	$93

(3)	Joint Venture Investment in Clean Coal (restated)

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

In May 2011, ADA and NexGen entered into a transaction in which Clean Coal sold an effective 15% interest of the equity in Clean Coal to an affiliate of The Goldman Sachs Group, Inc. (“GS”) (see Notes 8 and 14 for discussion regarding the classification as temporary equity of GS’s interest obtained through this transaction). GS’s interest has certain preferences over ADA and NexGen as to liquidation and profit distribution. GS has no further capital call requirements and does not have a voting interest. In conjunction with the closing of the purchase agreement, ADA, NexGen and GS entered into a Second Amended and Restated Operating Agreement and an Exclusive Right to Lease Agreement pursuant to which Clean Coal granted GS the exclusive right (but not the obligation) to lease facilities that will produce up to approximately 12 million tons of RC per year on pre-established lease terms similar to those currently in effect for Clean Coal’s two existing facilities. As a result of the transaction, ADA owns an effective 42.5% of Clean Coal.

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

The terms of the Operating Agreement permit GS to require redemption of the unreturned portion of its initial $60 million investment in Clean Coal plus a return of 15% under certain limited circumstances. In June 2012, after completion of a review and evaluation of the applicable agreement and accounting authoritative literature, management determined that GS’s interest in Clean Coal is more appropriately classified as temporary equity as a result of the provision in the agreement for possible redemption of the unreturned portion of GS’s investment plus the required return under certain limited circumstances. As a result, this transaction has been recorded as temporary equity on the restated consolidated balance sheet as of September 30, 2011. See Notes 9 and 14 for additional discussion.

(9)	Stockholders’ Equity (Deficit) (restated)

In September 2011, ADA, NexGen, and GS entered into a First Amendment to Second Amended and Restated Operating Agreement pursuant to which ADA and NexGen each transferred their 2.5% member interests in each of Clean Coal’s subsidiaries back to Clean Coal in return for an increase in their interest in Clean Coal to 42.5% from 42.1%.

In October 2011, the Company sold 2,000,000 shares of ADA’s common stock in an underwritten public offering (see Note 12).

Stockholders’ equity (deficit) has been restated. The restated ADA portion of stockholders’ deficit for the period ended September 30, 2011 includes a $30 million reduction attributable to the reclassification of temporary equity as discussed in Note 8 and a $22 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets. The restated ADA portion of stockholders’ deficit for the fiscal year ended December 31, 2010 includes a $15.7 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets. See Note 14 for additional discussion.

Non-Controlling Interest

The non-controlling interest portion of stockholders’ deficit includes such interest related to Clean Coal. As discussed in Note 8, the restated non-controlling interest portion of stockholders’ deficit for the period ended September 30, 2011 includes a $30 million reduction attributable to the reclassification of temporary equity. See Note 14 for additional discussion.

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

Summaries of the guaranties and obligations related to Carbon Solutions are as follows:

As of September 30, 2011
(In thousands)
AC Facility construction contract 1	$13,200
Equipment contracts 2	4,500
Sales contract A guarantee 3	10,000
Sales contract B guarantee 4	1,000

Total guaranties and obligations	$28,700

1	The Company has guaranteed all amounts owed by Red River under its construction contract for the AC Facility. The amount shown is the approximate remaining obligation under the contract. Red River can terminate this contract at any time and would be liable for certain items. The general contractor for the AC Facility has filed a lien on the AC Facility and a statement of claim against Red River and ADA totaling $21 million related to dispute of contract costs.
2	Red River entered into four contracts with an independent equipment supplier for the purchase of certain equipment. A parent guaranty is applicable to both the Company and our partner in the joint venture. The amount shown is the approximate remaining obligation remaining under these contracts. Red River may terminate these contracts at any time and would be liable for certain items.
3	The Company has also guaranteed the obligations of Red River under an amended sales contract with a major electric power generating company. Both parties are entitled to require specific performance of the other in limited circumstances when the cover remedies prove inadequate. No later than five business days after the third party debt financing portion for the AC Facility is obtained, each party is obligated to deliver to the other a $10 million standby, unconditional, irrevocable letter of credit to secure the obligations to the other party in the event of default.
4	The Company has also guaranteed the obligations of Red River under an amended sales contract with a different major electric power generation company. The guaranty is effective until Red River has fulfilled its contractual obligations, which is estimated to occur in the second quarter of 2012, and may be terminated earlier based on Red River’s financial position or the credit rating of its debt financing for the AC Facility. This is the Company’s maximum aggregate liability under the guaranty.

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

In August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined it necessary to record a full valuation allowance against the Company’s net deferred tax assets and is restating the consolidated financial statements with this Amendment for the quarterly period ended September 30, 2011 and as of December 31, 2010. See Note 14 for additional discussion.

The Company has provided a full valuation allowance against the deferred tax assets of $22 million and $15.7 million as of September 30, 2011 and December 31, 2010, respectively.

The tax benefit included in the consolidated statement of operations for the nine months ended September 30, 2011 was recorded as a result of the sale of the equity interest in Clean Coal to GS in May 2011. Since the transaction did not result in a change in control of Clean Coal, the $11 million tax effect of the amount received from this transaction was recorded to stockholders’ deficit.

(12)	Subsequent Events

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

(13)	Business Segment Information (restated)

The following information relates to the Company’s three reportable segments: Emission Control (“EC”), CO2 Capture (“CC”) and Refined Coal (“RC”). All assets are located in the U.S. and, other than RC segment assets that include assets under lease and other development costs totaling $19.9 million at September 30, 2011 and $5.3 million at December 31, 2010, are not evaluated by management on a segment basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
REVENUE:
EC	$3,095	$2,551	$6,837	$7,215
CC	977	467	1,894	1,607
RC	9,160	4,491	19,994	4,491

Total	$13,232	$7,509	$28,725	$13,313

SEGMENT PROFIT:
EC	$802	$758	$1,718	$1,749
CC	110	259	144	927
RC	4,903	4,146	14,277	2,613

Total	$5,815	$5,163	$16,139	$5,289

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (restated)	2010	2011 (restated)	2010
	(In thousands)		(In thousands)
Total segment profit	$5,815	$5,163	$16,139	$5,289
Non-allocated general and administrative expenses	(2,098)	(10,065)	(12,434)	(19,964)
Depreciation and amortization	(216)	(300)	(608)	(839)
Interest, other income and other expenses	(3,001)	200	(40,413)	2,010
Net equity in net loss of unconsolidated entities	(2,050)	(2,389)	(5,761)	(5,138)
Deferred income tax benefit	—	3,489	10,980	7,189
Net loss attributable to non-controlling interest	(3,053)	(1,921)	(7,888)	(900)

Net loss attributable to ADA-ES, Inc.	$(4,603)	$(5,823)	$(39,985)	$(12,353)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to any one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, legal fees, audit fees and corporate governance expenses.

(14)	Restatement of Consolidated Financial Statements

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

As a result, the Company has restated its consolidated financial statements in this Amendment for the period ended September 30, 2011. The effect of the restatement on the Company’s consolidated balance sheet as of September 30, 2011 and consolidated statement of changes in stockholders’ equity (deficit) for the nine months ended September 30, 2011 is that GS’s interest in Clean Coal has been reclassified as temporary equity rather than as part of stockholders’ equity (deficit). In addition, the consolidated statement of cash flows for the nine months ended September 30, 2011 has been restated to reflect the entire investment by GS as a financing activity rather than an investing activity.

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

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, the Company has restated its consolidated financial statements in this Amendment for the quarterly period ended September 30, 2011 and as of December 31, 2010.

Financial Statement Effect of the Restatement

The tables below show the effect of the above restatement on the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, Consolidated Statement of Operations for the three and nine months ended September 30, 2011, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2011 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2011. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations. The Company also filed its amended Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on October 19, 2012.

Effect on Consolidated Balance Sheets

		Restatement Adjustments
	As Previously Reported December 31, 2010	Deferred Tax Valuation Allowance	Temporary Equity	As Restated December 31, 2010
	(Amounts in thousands)
Current Assets
Cash and cash equivalents	$9,696	$—	$—	$9,696
Receivables, net of allowance for doubtful accounts	9,066	—	—	9,066
Investment in securities	505	—	—	505
Notes receivable	1,580	—	—	1,580
Prepaid expenses and other assets	603	(188)	—	415

Total current assets	21,450	(188)	—	21,262

Property and Equipment, at cost	8,041	—	—	8,041
Less accumulated depreciation and amortization	(3,235)	—	—	(3,235)

Net property and equipment	4,806	—	—	4,806

Goodwill, net of amortization	435	—	—	435
Intangible assets, net of amortization	260	—	—	260
Investment in unconsolidated entities	14,021	—	—	14,021
Other assets	—	227	—	227
Deferred taxes and other assets	15,696	(15,696)	—	—

Total Assets	$56,668	$(15,657)	$—	$41,011

Total Liabilities	$43,224	$—	$—	$43,224

Stockholders’ Equity (Deficit)
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,538,861 shares issued and outstanding	39,627	—	—	39,627
Accumulated deficit	(28,218)	(15,657)	—	(43,875)

Total ADA-ES, Inc. stockholders’ equity (deficit)	11,409	(15,657)	—	(4,248)
Non-controlling interest	2,035	—	—	2,035

Total Stockholders’ Equity (Deficit)	13,444	(15,657)	—	(2,213)

Total Liabilities and Stockholder’s Equity (Deficit)	$56,668	$(15,657)	$—	$41,011

		Restatement Adjustments
	As Previously Reported September 30, 2011	Deferred Tax Valuation Allowance	Temporary Equity	As Restated September 30, 2011
	(Amounts in thousands)
Current Assets
Cash and cash equivalents	$9,581	$—	$—	$9,581
Receivables, net of allowance for doubtful accounts	13,350	—	—	13,350
Investment in securities	505	—	—	505
Prepaid expenses and other	2,183	(316)	—	1,867

Total current assets	25,619	(316)	—	25,303

Property and Equipment, at cost	18,520	—	—	18,520
Less accumulated depreciation and amortization	(3,847)	—	—	(3,847)

Net property and equipment	14,673	—	—	14,673

Goodwill, net of amortization	435	—	—	435
Intangible assets, net of amortization	334	—	—	334
Investment in unconsolidated entities	8,260	—	—	8,260
Other assets	—	4,911	—	4,911
Deferred taxes and other assets	26,633	(26,633)	—	—

Total other assets	35,662	(21,722)	—	13,940

Total Assets	$75,954	$(22,038)	$—	$53,916

Total Liabilities	$74,069	$—	$—	$74,069

Temporary Equity - Non-controlling Interest Subject to Possible Redemption	—	—	60,000	60,000

Stockholders’ Deficit
ADA-ES, Inc. stockholders’ deficit
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,668,235 shares issued and outstanding	59,737	—	(30,000)	29,737
Accumulated deficit	(61,822)	(22,038)	—	(83,860)

Total ADA-ES, Inc. stockholders’ deficit	(2,085)	(22,038)	(30,000)	(54,123)
Non-controlling interest	3,970	—	(30,000)	(26,030)

Total Stockholders’ Equity (Deficit)	1,885	(22,038)	(60,000)	(80,153)

Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)	$75,954	$(22,038)	$—	$53,916

Effect on Consolidated Statements of Operations

	Three Months Ended September 30, 2011
		Restatement Adjustments
	As Previously Reported	Deferred Tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Benefit (Expense) and Non-controlling Interest	$(1,550)	$—	$—	$(1,550)
Income Tax Benefit (Expense)	792	(792)	—	—

Net Loss Before Non-controlling Interest	(758)	(792)	—	(1,550)
Non-controlling Interest	(3,053)	—	—	(3,053)

Net Loss Attributable to ADA-ES, Inc.	(3,811)	(792)	—	(4,603)

Net Loss Per Common Share - Basic and Diluted Attributable to ADA-ES, Inc.	$(0.50)	$(0.10)	$—	$(0.60)

	Nine Months Ended September 30, 2011
		Restatement Adjustments
	As Previously Reported	Deferred Tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Benefit (Expense) and Non-controlling Interest	$(43,077)	$—	$—	$(43,077)
Income Tax Benefit (Expense)	17,361	(6,381)	—	10,980

Net Loss Before Non-controlling Interest	(25,716)	(6,381)	—	(32,097)
Non-controlling Interest	(7,888)	—	—	(7,888)

Net Loss Attributable to ADA-ES, Inc.	(33,604)	(6,381)	—	(39,985)

Net Loss Per Common Share - Basic and Diluted Attributable to ADA-ES, Inc.	$(4.41)	$(0.84)	$—	$(5.25)

Effect on Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

		Restatement Adjustments
	As Previously Reported September 30, 2011	Deferred Tax Valuation Allowance	Temporary Equity	As Restated September 30, 2011
	(Amounts in thousands)
ADA-ES Stockholders’ Equity (Deficit)
Balances, January 1, 2011	$11,409	$(15,657)	$—	$(4,248)
Stock-based compensation	761	—	—	761
Issuance of stock to 401(k) plan	264	—	—	264
Issuance of stock on exercise of options	81	—	—	81
Equity contribution from sale of interest in joint venture, net of income taxes	19,020	10,980	(30,000)	—
Income tax impact of sale of temporary equity in joint venture	—	(10,980)	—	(10,980)
Expense of stock issuance and registration	(16)	—	—	(16)
Net loss	(33,604)	(6,381)		(39,985)

Balance, September 30, 2011	$(2,085)	$(22,038)	$(30,000)	$(54,123)

Non-controlling Interest
Balance, January 1, 2011	$2,035	$—	$—	$2,035
Equity contributions by non-controlling interest	250	—	—	250
Distributions to non-controlling interest	(6,203)	—	(30,000)	(36,203)
Net income	7,888	—	—	7,888

Balance, September 30, 2011	$3,970	$—	$(30,000)	$(26,030)

Total Stockholders’ Equity (Deficit)	$1,885	$(22,038)	$(60,000)	$(80,153)

Effect on Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2011
		Restatement Adjustments
	As Previously Reported	Deferred Tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Net loss	$(33,604)	$(6,381)	$—	$(39,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	608	—	—	608
Deferred tax benefit	(17,361)	6,381	—	(10,980)
Loss on disposal of assets	60	—	—	60
Expenses paid with stock, restricted stock and stock options	1,025	—	—	1,025
Net equity in net loss from unconsolidated entities	5,761	—	—	5,761
Non-controlling interest in income from subsidiaries	7,888	—	—	7,888
Changes in operating assets and liabilities:
Receivables, net	(4,284)	—	—	(4,284)
Prepaid expenses and other	(1,536)	—	—	(1,536)
Accounts payable	3,495	—	—	3,495
Accrued payroll, expenses and other related liabilities	800	—	—	800
Deferred revenues and deposits	4,050	—	—	4,050
Accrued settlement and related liability	8,703	—	—	8,703
Accrued liabilities	2,576	—	—	2,576
Other liabilities	100	—	—	100

Net cash used in operating activities	(21,719)	—	—	(21,719)

Cash Flows from Investing Activities
Principal payments received on notes receivable	1,580	—	—	1,580
Equity contribution from sale of interest in joint venture	30,000	—	(30,000)	—
Capital expenditures for equipment, patents and development projects	(11,975)	—	—	(11,975)

Net cash provided by (used in) investing activities	19,605	—	(30,000)	(10,395)

Cash Flows from Financing Activities
Net borrowings under line of credit	7,887	—	—	7,887
Sale of temporary equity in joint venture	—	—	60,000	60,000
Non-controlling interest equity contributions	250	—	—	250
Distributions to non-controlling interest	(6,203)	—	(30,000)	(36,203)
Exercise of stock options	81	—	—	81
Stock issuance and registration costs	(16)	—	—	(16)

Net cash provided by financing activities	1,999	—	30,000	31,999

Decrease in Cash and Cash Equivalents	(115)	—	—	(115)
Cash and Cash Equivalents, beginning of period	9,696	—	—	9,696

Cash and Cash Equivalents, end of period	$9,581	$—	$—	$9,581

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (restated).

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

(h)

timing of construction, installation, meeting placed in service deadlines and commencement of full-time operations and expected production levels at the refined coal (“RC”) facilities of Clean Coal Solutions, LLC (“Clean Coal”) and at RC facilities using the “M-45”TM technology;

(i)	Clean Coal’s expected use of its line of credit and ability to use such line of credit and cash flows from operations to fund construction and operation of additional RC facilities;

(j)	our ability to develop, place into service, generate tax credits under Section 45 of the Internal Revenue Code (“Section 45 tax credits”) and profitably sell, lease and/or operate additional RC facilities;

(k)	the relative economic benefits that will flow to ADA from exploitation of the M-45 technology compared to those flowing from the CyCleanTM technology;

(l)	possible changes in the level of our ownership of ADA Carbon Solutions, LLC (“Carbon Solutions”), our joint venture with Energy Capital Partners (“ECP”);

(m)	anticipated gaps in production for activated carbon (“AC”) and the need for additional AC production lines similar to the AC facility (“AC Facility”) built by ADA Carbon Solutions (Red River), LLC, a wholly-owned subsidiary of Carbon Solutions (“Red River”);

(n)	the willingness and ability of ECP to continue to fund operations of the AC Facility through contributions and loans to Carbon Solutions and its subsidiaries;

(o)	whether the guaranties and commitments the Company has made will be called upon;

(p)	timing and amounts of or changes in future revenues, funding for our business and projects, margins, expenses, earnings, dividends, tax rate, cash flow, working capital, liquidity, deferred tax assets, the value of recorded intangibles and other financial and accounting measures; and

(q)	the materiality of any future adjustments to previously recorded revenue as a result of DOE audits.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, our inability to satisfactorily resolve indemnity claims related to the Norit litigation and settlement; timing of new and pending regulations and any legal challenges to them; the government’s failure to enact legislation, promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address expected growth in our target markets; loss of key personnel; failure to satisfy performance guaranties; risks related to Carbon Solutions, including the willingness and ability of ECP to continue to fund costs of operating Carbon Solutions; demand by ECP of payment on its loans to Red River or our indemnity obligations to it or Carbon Solutions; ECP’s control of Carbon Solutions and potential further dilution of our interest; failure to satisfy conditions in existing agreements; inability of Carbon Solutions to respond to the expected increase in demand for AC through the construction of additional AC facilities or our inability to participate in such projects due to lack of funds or otherwise; the failure of the facilities leased by Clean Coal to continue to produce coal that qualifies for Section 45 tax credits; termination of the leases of such facilities; decreases in the production of RC by the lessees of Clean Coal’s RC facilities; plant outages; seasonality; failure of Clean Coal to build and place additional RC facilities in service by January 1, 2012; issues arising out of Clean Coal’s due diligence review of the M-45 technology and our inability to address those concerns or negotiate, execute and close on definitive agreements; inability to obtain necessary permits; availability of raw materials and equipment for our businesses; intellectual property infringement claims from third parties; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our Annual Report on Form 10-K Part II, Item 1A of the Form 10-Q/A filed for the period ended June 30, 2011 and Item 8.01 of the Form 8-K filed on October 24, 2011. You are cautioned not to place undue reliance on the forward-looking statements made in this report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Restatement

With this Amendment we have restated the following previously filed consolidated financial statements, data and related disclosures: Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, Consolidated Statement of Operations for the three and nine months ended September 30, 2011, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2011 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2011. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations. The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements and notes thereto, included in Item 1 of this Amendment, and the audited consolidated financial statements and notes thereto and the MD&A included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 filed on October 19, 2012, as well as the Company’s other filings with the SEC.

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

The following MD&A incorporates the restated figures reflecting these changes. For this reason the data set forth in this section may differ from that presented in discussions and data in our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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

We conduct research and development efforts in CO2 capture and control from coal-fired boilers. On September 30, 2010, we signed our second significant contract related to CO2 capture with the DOE, which is scheduled to continue through the end of 2014. We are marketing our RC technology “CyClean”, services and equipment through our interest in our Clean Coal joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation, and with an affiliate of The Goldman Sachs Group, Inc. (“GS”). Clean Coal’s primary purpose is to put into operation facilities that produce RC that qualifies for Section 45 tax credits. Since its inception, ADA has been considered the primary economic beneficiary of this joint venture and has consolidated the accounts of Clean Coal. Clean Coal currently leases two operating CyClean facilities through its subsidiaries to another GS affiliate. The two RC facilities are operated by Clean Coal Solutions Services, LLC (“CCSS”), a Colorado limited liability company owned 50% by us and 50% by NexGen. In November, we signed a non-binding term sheet for an exclusive license of our new “M-45” technology to Clean Coal. Upon finalization of this license, Clean Coal can provide customers with both the patent-pending M-45 technology and the CyClean technology, which is limited to cyclone boilers, to produce RC to qualify for Section 45 tax credits. ADA expects Clean Coal to finance the fabrication and installation of up to six M-45 facilities with a goal of getting these placed in service before year-end. In addition, the Carbon Solutions joint venture, of which we owned 21.3% as of September 30, 2011, has commenced commercial operations at its AC Facility whose production is focused primarily on emissions control applications related to mercury emissions from coal burning utilities.

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

ACI Systems, DSI Systems and Services

To date, we have installed or are in the process of installing ACI systems controlling mercury emissions from 55 coal-fired electric generated unit (“EGU”) boilers. Some market demand continues in 19 states that either have passed their own mercury control regulations or have entered agreements with power plants to reduce mercury emissions for new power plants. We remain active in the bid and proposal process and such activity has picked up in the second half of the year on individual and fleet wide projects in anticipation of release of the final MATS in December. We are responding to over 25 bids and requests for proposals for ACI and DSI systems with a combined value in excess of $35 million. Given the current expected timing for finalization of the MATS, we anticipate the need for 400 to 600 ACI systems to be supplied between 2012 and 2015, which would be a market of approximately $500 million to $600 million and would require rapid scale-up of our production capabilities to maintain our approximate 30% market share. For an average size EGU, the ACI equipment costs are between $600,000 and $1 million. We will continue to expand our sales staff as well as our engineering design group and fabrication capacity to meet this anticipated market. We are currently in negotiations with a few utilities about fleet-wide sales of ACI and DSI systems, for which a single contract could exceed $20 million. We believe contracts for ACI and DSI systems will begin to be awarded later this year when the rule is made final.

We have also developed and are offering commercial DSI systems to inject dry alkali sorbents for control of acid gases such as SO3 and HCl as well as for control of the criteria pollutant SO2. These acid gas emissions are often the unintended result of the retrofit and operation of NOx control technology on medium to high sulfur coal-fired boilers. DSI systems, which cost approximately $1.5 million to $3 million for an average size EGU, provide a low-capital cost alternative to scrubbers for meeting certain provisions of the MATS and the Cross State Air Pollution Rule, which was finalized by the EPA on July 6, 2011 (“CSAPR”, formerly known as the “Transport Rule”). CSAPR replaces the EPA’s 2005 Clean Air Interstate Rule and requires 27 states in the Midwest and eastern half of the United States and the District of Columbia to significantly improve air quality by reducing power plant SO2 and nitrogen oxide emissions that contribute to ozone and fine particle pollution in other states. Plants in the 27 impacted states will be required to comply with emission reductions quickly; beginning January 1, 2012 for SO2 and annual nitrogen oxide reductions, and May 1, 2012 for ozone season nitrogen oxide reductions. Because power plants can start banking emission credits in January, several utilities have already initiated procurement for DSI systems for trimming SO2 levels. We conducted full-scale tests of the DSI equipment in 2010 and for the past year ADA has been demonstrating DSI equipment for the control of SO2 and SO3 on plants burning bituminous, Powder River Basin (“PRB”), and lignite coals. The DSI approach may also be a low-cost option for utilities to support meeting the particulate matter standard proposed in the MATS because dry sorbents can capture condensable material that are part of the regulated particulate matter emissions.

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

In consideration for the development work and the license to Arch Coal, Arch Coal paid us an initial, non-refundable license fee in cash of $2 million in June 2010 and we have recognized $1.1 million of such amount as revenue for the nine months ended September 30, 2011 in addition to amounts recognized in 2010. Under the License Agreement, we are entitled to royalties of as much as $1 per ton or 50% of the premium for “Enhanced Coal” sold by Arch Coal, depending upon the successful implementation of the technology and the premium Arch Coal is able to charge on future sales of the “Enhanced Coal” product. Arch Coal currently produces more than 100 million tons of PRB coal per year. Any royalty ultimately payable under the License Agreement will first be subject to credit to Arch Coal of an amount equal to the initial license fee, other development and operational costs paid by Arch Coal plus a rate of return on such payments.

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

In September 2011, we successfully demonstrated a new patent-pending technology for producing RC for use at coal-fired power plants. ADA’s new technology, called “M-45”, complements and expands ADA’s market for RC beyond its patented and currently operating CyClean technology licensed to Clean Coal, which is limited to cyclone boilers. During full-scale tests M-45 achieved greater than 20% reduction in emissions of NOx and greater than 40% reduction in mercury emissions, thus demonstrating that this new technology also meets the standards necessary to qualify for IRS Section 45 tax credits.

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

The expected license, which is subject to due diligence and negotiation and closing of definitive agreements, would provide ADA with a royalty based on a percent of operating income from future production of RC produced with the M-45 technology and prepaid royalties that include an initial refundable payment of $2 million paid to ADA upon signing of the term sheet with additional refundable payments of up to $8 million upon meeting certain milestones. The prepaid royalty payments are refundable via a withholding from 50% of future distributions or payments to ADA from Clean Coal if certain conditions are not satisfied, including the completion of satisfactory due diligence by Clean Coal. ADA expects Clean Coal to finance the fabrication and installation of up to six M-45 facilities with a goal of getting these “placed-in-service” by the 2011 year-end deadline. These systems would then be available for full-time operation in 2012 and qualify for the tax credit for a ten-year period. These facilities would have the potential of producing a total of as much as $20 million to $40 million in cash flow for ADA in 2012 and over $200 million over the next ten years. We expect that our share of the economics for the M-45 facilities will be better than for the CyClean facilities and could generate pre-tax income of approximately $2.00 per ton of RC produced using the M-45 technology per year based on M-45 related royalties paid to ADA and our share of distributions from Clean Coal.

Our RC business opportunities do not depend upon any new environmental or tax regulations. The current 10-year tax credits do not require any additional approval by Congress, which provides us with a high degree of confidence that Clean Coal and the M-45 technology will generate long-term cash flows.

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

Cost of revenues increased by $4.4 million and $3.0 million or 261% and 47% for the three and nine months ended September 30, 2011, respectively, from the same periods in 2010 primarily due to costs incurred related to demonstration and testing by Clean Coal of new RC facilities. In addition, costs increased in the EC segment due to hiring additional staff required for expected growth. Gross margins were 54% and 69% for the three and nine months ended September 30, 2011, respectively, compared to 78% and 54% for the same periods in 2010. For the near term, we expect the sales related to the RC segment to represent an increasing source of revenues, for which the anticipated gross margins are higher than our EC and CC segments. As a result, we expect the gross margin for 2011 to be higher than the overall margin realized in 2010.

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

Our consulting revenues increased $900,000 and $2 million during the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 as we continued demonstration and other work related to recent changes with the MATS and includes revenues totaling $333,000 and $1.1 million, respectively, from our Arch Coal non-refundable license. Our consulting revenues contributed approximately $2.1 million and $4 million during the three and nine months ended September 30, 2011. We expect our consulting revenues to increase as a percentage of EC revenues during the remainder of 2011 as several customers are seeking advice and evaluation studies on how best to comply with the anticipated MATS.

As of September 30, 2011, we had contracts in progress for work related to our EC segment totaling approximately $3.5 million, of which we expect to recognize a significant portion during the remainder of 2011, with the balance to be completed and realized in 2012. Our ACI systems revenues totaled $906,000 and $2 million for the three and nine months ended September 30, 2011, respectively, representing a decrease of 23% and 57% compared to the same periods in 2010. In the EC segment, we performed work related to RC systems provided to Clean Coal valued at $1 million and $1.5 million for the three and nine months ended September 30, 2011, respectively, compared to $300,000 and $3.5 million for the three and nine months ended September 30, 2010, respectively. Such work would typically be recognized as revenue but was eliminated in the consolidation of Clean Coal. The amounts for 2010 include our participation in the construction and installation of the initial RC facilities that were placed in service at the end of 2009. In the current year, Clean Coal is utilizing a number of third-party resources for the new RC facilities currently being constructed and installed.

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

Cost of revenues for the CC segment increased by $445,000 or 223% and $602,000 or 100% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 with such increases related to increased activities and revenues. Gross margins for this segment were 35% and 37% for the three and nine months ended September 30, 2011, respectively, compared to 59% and 63% for the same periods in 2010. The decrease in gross margin from 2011 to 2010 is due primarily to greater use of subcontractors for which our margins are less under these projects. Lower cost share participation from third parties also contributed to higher costs and lower margins. We expect the overall gross margin for the CC segment for fiscal year 2011 to be lower than the levels achieved in 2010, due to the mixture of direct costs (labor versus equipment) associated with this segment.

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

Cost of revenues for the RC segment totaled $3.5 million and $4.1 million for the three and nine months ended September 30, 2011 respectively, compared to $158,000 and $1.2 million for the same periods in 2010. Costs for the quarter ended September 30, 2011 increased due to activities undertaken to place additional facilities into operations and due to the costs of coal acquired to test new RC facilities which costs approximate the revenues realized on its sale noted above.

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

Other Items

General and administrative expenses decreased by $7.5 million and $6.6 million or (72%) and (31%) to $2.9 million and $14.6 million for the three and nine months ended September 30, 2011, respectively, from the same periods in 2010. The decrease is primarily due to decreasing non-routine legal fees associated with litigation which totaled $762,000 and $4.2 million for the three and nine months ended September 30, 2011 compared to $8.9 million and $16.1 million for the same periods in 2010, respectively. Total legal costs comprise approximately 30% and 31% of the overall general and administrative expense for the three and nine months ended September 30 2011 compared to 85% and 76%, respectively, for the same periods in 2010. These decreases were somewhat offset by increases in compensation costs and other costs totaling $2.4 million and $2.5 million, respectively, over the same period in 2010. The increase in compensation expense in 2011 is due to building our infrastructure in preparation for the increased market opportunities anticipated from the new MACT standards and incentive compensation related to our RC activities. We expect general and administrative expenses to be between $3 million and $4 million a quarter for the next year as we continue to add additional resources to prepare for increased business opportunities over that time.

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

We had net interest and other income of $71,000 and $2.2 million for the three and nine months ended September 30, 2011, respectively, compared to $200,000 and $2 million for the three and nine months ended September 30, 2010 related primarily to interest on notes receivable and other amounts received from NexGen. We had interest expense of $889,000 for both the three and nine months ended September 30, 2011 related to the line of credit and deferred gain for income tax purposes on the Clean Coal lease transactions. There was no interest expense for the comparable periods in 2010. We recognized $41.7 million in expenses for the nine months ended September 30, 2011 related to the interim award in the Norit arbitration as described below and in Part II, Item 1 of this report.

The deferred income tax benefit of $11 million (restated) for the nine months ended September 30, 2011 represents the income tax effect of the sale of the equity interest in Clean Coal to GS in May 2011. The consolidated financial statements have been restated to include a full valuation allowance against the deferred tax assets as discussed in Note 14 of the notes to the restated consolidated financial statements. Our income tax rate does not include any material amount of Section 45 tax credits from the existing facilities leased by Clean Coal as those tax benefits will be realized by the lessee under the RC facilities’ leases.

Our net loss for the nine months ended September 30, 2011 of $40 million (restated) or $(5.25) per share (restated) includes our equity in the losses incurred by Carbon Solutions totaling $2.1 million and $5.9 million for the three and nine months ended September 30, 2011, respectively and is included in other income (expense) in the consolidated statements of operations. This amount is reported net of our equity in the net income of CCSS which amounted to $46,000 and $146,000 for the three and nine months ended September 30, 2011, respectively. We expect to continue to report our equity in the losses of Carbon Solutions for the balance of the year as sales ramp up. Our investment in Carbon Solutions has been reduced by our respective share of such losses. We expect to continue to report our equity in the net income of CCSS for the balance of the year as operations become more consistent.

Liquidity and Capital Resources

Working Capital

Our principal sources of liquidity are our anticipated cash flow from RC activities and other operations and net proceeds of $28.4 million from the sale of 2 million shares of our common stock that occurred at the end of October 2011 which are not reflected in the accompanying consolidated financial statements. We had consolidated cash and cash equivalents totaling $9.6 million at September 30, 2011 compared to consolidated cash and cash equivalents of $9.7 million at December 31, 2010.

At September 30, 2011, we had a working capital deficit of $12.3 million (restated) compared to working capital of $9.9 million (restated) at December 31, 2010. Our working capital decreased primarily due to payments made related to the Norit matter, partially offset by proceeds from the sale of an effective 15% interest in the equity of Clean Coal to GS. In May 2011, we received gross proceeds of $30 million from this sale and received an additional amount of $1 million from NexGen representing the remaining payment owed by NexGen in order to maintain its interest in Clean Coal. In addition, we received payment on notes receivable and other receivables from NexGen totaling $2 million. In August 2011, we made a $33 million payment related to Norit and accrued an additional $819,000 for royalties due related to the first two quarters of 2011. We have recorded current liabilities of $3.7 million and long term liabilities of $5 million related to accrued royalties and the final settlement obligations for the Norit matter. We have additional long-term liabilities totaling $31.5 million which includes long-term deferred revenue including deferred rental income and other obligations of $1.5 million, and an estimate of indemnity costs related to the Norit award of $30 million as of September 30, 2011. We expect Clean Coal to use its $15 million line of credit, deposits it receives for new systems placed in service and cash flow from operations to fund amounts required to construct, install and place the several additional RC facilities it is planning into operation.

Our stockholders’ deficit was approximately $80.2 million (restated) as of September 30, 2011 compared to $2.2 million (restated) as of December 31, 2010. The increase in deficit is primarily due to the expenses recorded related to the Norit matter, the recording of the sale of temporary equity in Clean Coal to GS and the recording of a valuation allowance against the Company’s net deferred tax assets (see Note 14 for the effect of the restatement on stockholders’ deficit).

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

Clean Coal and M-45 Related Items

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

In order to maintain our 50% voting interest in Clean Coal, we are obligated to fund half of its operating costs and capital expenditures. Clean Coal has placed two RC production facilities into service, which have been leased to a third party. Based on the amount of RC that we expect will be produced from the RC facilities, we expect to recognize pre-tax cash flows between $7 million to $10 million per year through 2019, the expected period for which Section 45 tax credits are available for these facilities.

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

Pursuant to the recently signed non-binding term sheet with ADA, Clean Coal is pursuing the construction, installation and demonstration of as many as 6 RC facilities utilizing our M-45 technology before the year-end cut-off date to meet the placed-in-service qualification for Section 45 tax credits. We estimate that each M-45 facility requires an expenditure of approximately $1.0 million to achieve the qualification status. The capital expenditures to realize these plans are being funded through Clean Coal’s $15 million line of credit, deposits it has and expects to receive for new systems placed in service and cash flow from operations.

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

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of September 30, 2011 our trade receivables balance was $13.6 million which was offset by billings in excess of recognized income of $298,000 or a net of $13.3 million compared to $8.6 million at December 31, 2010.

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

We had net current deferred tax assets of $317,700 and net long-term deferred tax assets of $21.7 million as of September 30, 2011 compared to net current deferred tax assets of $188,000 and net long-term deferred tax assets of $15.5 million as of December 31, 2010. The current and long-term amounts for both periods have subsequently been reduced to zero by recording a valuation allowance. As discussed above and in Notes 11 and 14 to the restated consolidated financial statements, in August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that a full valuation allowance against the Company’s deferred tax assets should have been recognized as of December 31, 2010 and for each subsequent quarter thereafter. Management determined that it was necessary to record the valuation allowance against the Company’s deferred tax assets after reconsidering the weight given in the original assessment to the relevant information used to measure the positive and negative evidence regarding the potential for ultimate realization of the deferred tax assets.

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

Net cash used in investing activities was $10.4 million (restated) for the first nine months of 2011 compared to $3.1 million for the same period in 2010. Cash used in investing activities consisted of equipment and development projects of $12 million offset by payments of $1.6 million received from NexGen related to their notes receivable to us. The cash used in 2010 was primarily due to capital expenditures related to our Clean Coal joint venture. The remaining cash used in 2010 was made up of investments in securities and equity contributions to an unconsolidated entity.

Net cash provided by financing activities was $32 million (restated) for the first nine months of 2011 compared to $275,000 for the same period in 2010. Sources of financing included the $60 million equity contribution from the sale of the interest in Clean Coal, net borrowings on Clean Coal’s line of credit of $7.9 million and equity contributions of $250,000, offset by distributions to the non-controlling interest of $36.2 million (restated).

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

Evaluation of Disclosure Controls and Procedures

When our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 was filed on November 14, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. Subsequent to that evaluation, our management identified errors related to the accounting for the equity investment in Clean Coal that has been held by an affiliate of GS since May 2011 and the establishment and maintenance of a valuation allowance against deferred tax assets, as discussed below. These errors had a material effect on our previously issued consolidated financial statements. As a result of these errors, we determined that our consolidated financial statements for the fiscal years ended December 31, 2010 and 2011 and the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012 and June 30, 2012 should not be relied upon and needed to be restated (see Note 14 in the accompanying restated consolidated financial statements for further discussion) and identified the material weaknesses described below.

Changes in Internal Control Over Financial Reporting

In connection with the identification of the errors related to our financial statements described above and in Note 14 to our restated consolidated financial statements, management has identified the following deficiencies that constituted material weaknesses in our internal control over financial reporting for the periods described above:

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

As previously disclosed, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we have taken steps subsequent to the period covered by this Amendment to remedy the material weaknesses in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits (restated)

10.88	Settlement Agreement by and among ADA-ES, Inc., ADA Environmental Solutions, LLC, Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V dated August 29, 2011.(1)
10.89	The First Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC dated September 9, 2011.(1)
10.90	The Omnibus Amendment and Reaffirmation Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated September 9, 2011.(1)
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to the same numbered exhibit to the Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 (File No. 000-50216).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc. Registrant

Date: October 19, 2012	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: October 19, 2012	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX (restated)

10.88	Settlement Agreement by and among ADA-ES, Inc., ADA Environmental Solutions, LLC, Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V. dated August 29, 2011.(1)
10.89	The First Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC dated September 9, 2011.(1)
10.90	The Omnibus Amendment and Reaffirmation Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated September 9, 2011.(1)
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to the same numbered exhibit to the Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 (File No. 000-50216).