Form 10-K/A
period 2011-12-31
ADA-ES INC
filed 2012-10-19
CIK 1223112

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

EXPLANATORY NOTE

ADA-ES, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Original Filing”) and subsequently amended on April 30, 2012. This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as of and for the fiscal years ended December 31, 2011 and 2010 as discussed below and in Note 16 to the accompanying restated consolidated financial statements.

1. Background of the Restatement

As discussed in the Company’s Current Reports on Form 8-K dated June 20, 2012 and August 14, 2012, the Company’s management determined, after consultation with the Company’s Board of Directors, Audit Committee, independent registered public accounting firm and outside tax experts, that the Company’s previously issued audited consolidated financial statements included in its Annual Reports on Form10-K for the fiscal years ended December 31, 2010 and 2011 and the interim unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012 and June 30, 2012 needed to be restated as a result of certain corrections to the figures and disclosures contained therein and therefore could no longer be relied upon.

Reclassification of Equity Interest

The Company had previously classified the equity interest of an affiliate of the Goldman Sachs Group (“GS”) in our joint venture, Clean Coal Solutions, LLC (“Clean Coal”), as a non-controlling interest in stockholders’ equity (deficit) on the Company’s Consolidated Balance Sheet as of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012. In June 2012, after completion of a review and evaluation of the operating agreement of Clean Coal and the members’ rights and obligations thereof and applicable accounting authoritative literature, management determined that the GS interest would be more appropriately classified as temporary equity as of June 30, 2011 and for each subsequent quarter thereafter because of a provision in the Clean Coal operating agreement that permits GS to require redemption of its interest under certain limited circumstances. As a result, the Company is restating its consolidated financial statements for the fiscal year ended December 31, 2011 to reflect the GS interest as temporary equity on the Company’s consolidated balance sheet.

Deferred Tax Assets Valuation Allowance

In August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that the Company should have recognized a full valuation allowance against its net deferred tax assets as of December 31, 2010 and for each subsequent quarter thereafter. Management determined that it was necessary to record the valuation allowance against the Company’s net deferred tax assets after reconsidering the weight given in the original assessment to the relevant information used to measure the positive and negative evidence regarding the potential for ultimate realization of the deferred tax assets.

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined that it was necessary to record a full valuation allowance against the Company’s deferred tax assets and is restating the consolidated financial statements for the fiscal years ended December 31, 2011 and 2010.

2. Impact on the Consolidated Financial Statements

The financial statement effect of these changes on the Company’s Consolidated Balance Sheets as of December 31, 2011 and 2010 and the Consolidated Statement of Operations, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2011 and 2010 is discussed in Note 16 in the accompanying consolidated financial statements. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results. The Company also amended its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on October 19, 2012.

3. Internal Control over Financial Reporting and Disclosure Controls and Procedures Considerations

Management has concluded that material weaknesses in the Company’s internal control over financial reporting existed related to the accounting for the equity investment in Clean Coal that has been held by an affiliate of GS since May 2011 and the establishment and maintenance of a valuation allowance against the Company’s deferred tax assets. Accordingly, this Amendment amends the Company’s disclosures regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2011.

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

Part II – Item 6 (Selected Financial Data), Part II – Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part II – Item 8 (Consolidated Financial Statements and Supplementary Data) and Part II – Item 9A (Controls and Procedures) have been amended from the Original Filing as a result of the restatement. Part II – Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities) has been amended to reflect the issuance of unregistered shares of our common stock pursuant to our Amended and Restated 2007 Equity Incentive Plan and 2005 Director’s Compensation Plan. Part IV – Item 15 (Exhibits and Financial Statement Schedules) has also been amended to, among other things, include currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In 2011, we issued 74,291 unregistered shares of our common stock under our Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”), which was originally adopted by our Board of Directors on April 27, 2007 and approved by our shareholders on June 19, 2007. The 2007 Plan was amended and restated by our Board of Directors to make non-material changes on August 31, 2010 and amended pursuant to Amendment No. 1 and approved by our Board of Directors on January 25, 2011. The 2007 Plan was re-approved by our Board of Directors on February 24, 2012 and approved by our shareholders on July 19, 2012. The details of such issuances are set forth as follows:

We issued 2,516 unregistered shares of our common stock under the 2007 Plan to Christine Amrhein, our Vice President and Corporate Counsel at the time (now our General Counsel) on July 18, 2011 in connection with her employment agreement.

For their service as executive officers of the Company, we issued the following unregistered shares of our common stock under the 2007 Plan:

Executive Officer:	February 4 2011(a)	February 7, 2011(b)	Total
Michael D. Durham	14,015
C. Jean Bustard		2,000
Cameron Martin		2,000
Mark H. McKinnies		2,000
Sharon Sjostrom		1,480

Total	14,015	7,480	21,495

(a)	Of the shares issued to Dr. Durham on February 4, 2011, 11,845 shares were issued in connection with salary recoupment for 2009 and 2,170 shares were issued in connection with a discretionary executive bonus for 2009.
(b)	The shares issued to Ms. Bustard, Mr. Martin, Mr. McKinnies and Ms. Sjostrom on February 7, 2011 were issued in connection with a discretionary executive bonus for 2010.

As fees for their service on the Board of Directors of the Company, we issued the following unregistered shares of our common stock under the 2007 Plan:

Director:	February 4, 2011	July 1, 2011	July 12, 2011	Total
John Eaves (shares issued to Arch Coal, Inc.)	4,394	3,239		7,633
Robert Caruso (shares issued to B/3 Management Resources)	3,689	3,789		7,478
Derek Johnson	3,898		3,239	7,137
Ronald Johnson (shares issued to Twin-Kem International)	3,509	3,239		6,748
W. Phillip Marcum	3,841		3,390	7,231
Jeffrey C. Smith	4,330		3,277	7,607
Richard Swanson	3,094		3,352	6,446

Total	26,755	10,267	13,258	50,280

Under our 2005 Directors’ Compensation Plan, adopted by our Board of Directors on March 17, 2005 and approved by our shareholders on May 12, 2005 (the “2005 Plan”), as fees for their service on the Board of Directors of the Company, we issued the following unregistered shares of our common stock:

Director:	February 4, 2011
John Eaves (shares issued to Arch Coal, Inc.)	1,000
Robert Caruso (shares issued to B/3 Management Resources)	1,000
Ronald Johnson (shares issued to Twin-Kem International)	1,000

Total	3,000

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

Item 6. Selected Financial Data.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)	Years Ended December 31,
Income Statement Data	2011 (restated)	2010 (restated)	2009	2008	2007
Revenues	$53,316	$22,281	$20,061	$16,193	$19,248
Net income (loss)	$(22,819)	$(31,127)	$(8,771)	$(4,106)	$247
Net income (loss), per common share, basic and diluted	$(2.85)	$(4.21)	$(1.26)	$(0.67)	$0.05
Dividends declared per common share	$—	$—	$—	$—	$—

	As of December 31,
Balance Sheet Data	2011 (restated)	2010 (restated)	2009	2008	2007
Total assets	$87,474	$41,011	$40,967	$75,142	$34,906
Long-term debt	$3,624	$—	$—	$—	$—
Stockholders’ equity (deficit)	$(29,446)	$(2,213)	$24,351	$56,987	$28,552

See the audited financial statements attached hereto under Item 8 for additional information.

QUARTERLY FINANCIAL DATA – UNAUDITED

	2011				2010
	1st Quarter (restated)	2nd Quarter (restated)	3rd Quarter (restated)	4th Quarter (restated)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (restated)
	(Amounts in thousands, except per share data)
Revenues	$8,467	$7,026	$13,232	$24,591	$3,867	$1,937	$7,509	$8,968
Gross margin	$7,173	$5,175	$7,154	$4,850	$1,355	$8	$5,826	$6,479
Net income (loss )	$(41,798)	$6,416	$(4,603)	$17,166	$(2,820)	$(3,710)	$(5,823)	$(18,774)

Common Stock Data
Basic net income (loss) per share	$(5.51)	$0.84	$(0.60)	$1.94	$(0.39)	$(0.50)	$(0.78)	$(2.51)
Diluted net income (loss) per share	$(5.51)	$0.82	$(0.60)	$1.90	$(0.39)	$(0.50)	$(0.78)	$(2.51)
Average common shares outstanding:
Basic	7,579	7,601	7,661	8,832	7,194	7,412	7,455	7,494
Diluted	7,579	7,803	7,661	9,015	7,194	7,412	7,455	7,494

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation (restated).

Restatement

With this Amendment we have restated the following previously filed consolidated financial statements, data and related disclosures: Consolidated Balance Sheet as of December 31, 2011 and 2010, and the Consolidated Statement of Operations, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2011 and 2010. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations. The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements and notes thereto and the MD&A included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 filed on October 19, 2012, as well as the Company’s other filings with the SEC.

The restatement results from management’s determination that the Company had not properly accounted for the interest held by an affiliate of the Goldman Sachs Group (“GS”) in our joint venture, Clean Coal Solutions, LLC (“Clean Coal”) since May 2011 and that a full valuation allowance against the Company’s deferred tax assets should have been recognized as of December 31, 2010 and all subsequent quarters thereafter.

The following MD&A incorporates the restated figures reflecting these changes. For this reason the data set forth in this section may differ from that presented in discussions and data in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

In addition, pursuant to the Exchange Transactions, we, NexGen and two entities affiliated with NexGen have provided the Lessee with new joint and several guaranties (the “CCS Guaranties”) guaranteeing all payments and performance due under the agreements described above. We also entered into a contribution agreement (the “Contribution Agreement”) with NexGen under which any party called upon to pay on a CCS Guaranty is entitled to receive contribution from the other party equal to 50% of the amount paid. The parent of Lessee provided Clean Coal with a guaranty as to the payment only of all fixed rent payments under the leases, which, although terminable at any time, cannot be terminated without the substitution of such guaranty with another guaranty on similar terms from a creditworthy guarantor

In December 2010, the Tax Relief and Job Creation Act of 2010 extended the placed in service deadline for the Section 45 tax credits to January 1, 2012. In consideration of the extension, Clean Coal built and qualified an additional 26 RC facilities using a combination of the CyCleanTM and M-45TM technologies, which met the extended placed in service date. ADA expects several of these RC facilities to begin routine operations in 2012. Once the final utility site and financing partner have been determined, it takes an average of approximately six months to obtain environmental permits for full-time operation, secure necessary approvals from state Public Utility Commissions, negotiate and complete all necessary contracts and obtain private letter rulings (“PLRs”) from the IRS in some instances where plants blend different types of coal. Since the IRS did not provide explicit guidance on blending of coal to qualify for Section 45 tax credits, some of these facilities will likely require PLRs, which may take two to three months to obtain after formal contracts are completed. Clean Coal has received $14.9 million from our first monetizer as initial deposits on 15 million tons of RC, which reserves its right to negotiate for specific RC facilities. We are currently in discussions with a number of other major financial institutions and corporate investors to reserve the right to negotiate on a number of the remaining facilities.

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

Based on the current Section 45 tax credits, we expect Clean Coal to generate revenues from leasing or selling RC facilities to financial parties or generate tax credits by retaining and operating the 26 RC facilities that met the placed in service deadline through December 31, 2021. Upon expiration of the tax credits on December 31, 2021, the leases of our RC facilities to financial parties will terminate. We may then lease the RC facilities directly to the utilities or operate them on behalf of utility customers given the significant benefit of the resulting mercury reductions such facilities provide. The tax credits would no longer be available absent further extension by Congress.

In May 2011, ADA and NexGen entered into a transaction in which Clean Coal sold an effective 15% interest of the equity in Clean Coal, equal to approximately 15.8 units of non-voting Class B membership interests, to an affiliate of GS for $60 million in cash (the “Purchase Price”) pursuant to a Class B Unit Purchase Agreement (the “Purchase Agreement”). In conjunction with the closing of the Purchase Agreement, we, NexGen and GS entered into a Second Amended and Restated Operating Agreement for Clean Coal (as amended, the “Restated Operating Agreement”) and an Exclusive Right to Lease Agreement (the “Lease Agreement”). Pursuant to the Restated Operating Agreement, we and NexGen each exchanged 50 units of membership interests in Clean Coal for approximately 42.1 voting Class A Units in Clean Coal, representing a total of approximately 84.2% of the equity interests in Clean Coal following the transaction. ADA and NexGen each received $30 million as a result of the sale, and subsequent to the transaction with GS, NexGen paid the Company the remaining balance due of $1.8 million as payment in full of the amount owing by NexGen to maintain its interest in Clean Coal, including payment in full of all other amounts owing to us totaling $480,000 under certain previously issued “tonnage notes.”

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

The rights and obligations of the parties are set forth in detail in the Restated Operating Agreement, which provides, among other related terms and conditions, that prior to April 1, 2012, Distributable Cash (as defined in the Restated Operating Agreement) will be distributable 85% to us and NexGen as holders of the Class A Units and 15% to GS as the holder of the Class B Units. Beginning with distributions made after December 31, 2012, Clean Coal must distribute no less than 70% of Distributable Cash, at least annually. Within 10 days of April 1, 2012, and prior to making any distribution thereafter, Clean Coal must calculate a “Projected Distributable Value,” which is defined in the Restated Operating Agreement as an estimated amount equal to the net present value, using a 15% discount rate, that Clean Coal projects it will receive through the end of the term of all effective (i.e., contractually committed) RC facilities. For distributions occurring after April 1, 2012, if 15% of the Projected Distributable Value is equal to or greater than GS’ “Unrecovered Investment Balance” (which is the dollar amount necessary, at any given time, to return GS at least its $60 million investment, plus a 15% return thereon, taking into account all prior distributions to GS), GS is entitled to receive 15% of each distribution. If the “Projected Investment Value” (which is 15% of the Projected Distributable Value) is less than the Unrecovered Investment Balance as of the time for any given distribution, then an adjustment will be made to the distribution ratios to compensate GS for this deficiency. This adjustment is to be updated from time to time over the life of the investment, and at any time when Projected Investment Value becomes equal to or greater than GS’ Unrecovered Investment Balance, the amount payable to GS again becomes 15% of the distribution (or a lesser amount if amounts previously distributed have resulted in overpayments to GS). Clean Coal may make greater distributions to GS than required at any given time in order to shorten the time in which the Unrecovered Investment Balance will be reduced to $0.

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

As of December 31, 2011, we had contracts in progress for work related to our EC segment totaling $736,000 which we expect to recognize as revenue in 2012. Our ACI systems revenues totaled $4.1 million for 2011, representing a decrease of 25% compared to 2010. In the EC segment, we performed work related to RC systems provided to Clean Coal valued at $8.3 million and $3.7 million for the years ended December 31, 2011 and 2010, respectively, which would otherwise be recognized as revenue but was eliminated in the consolidation of Clean Coal. The amounts for 2010 include our participation in the construction and installation of the initial RC facilities. In 2011, Clean Coal utilized a number of third-party resources to construct and install the new RC facilities. However, we provided services toward the construction and installation of 26 facilities in 2011 compared to 2 facilities in 2010.

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

The income tax provisions for 2011 and 2010 represent an effective tax benefit (expense) rate of approximately 41% (restated) and (35%) (restated) for the years ended December 31, 2011 and 2010, respectively. The deferred income tax benefit of $10.4 million (restated) for the fiscal year ended December 31, 2011 represents the income tax effect of the sale of the equity interest in Clean Coal to GS in May 2011. The consolidated financial statements have been restated to include a full valuation allowance against the net deferred tax assets discussed in Notes 13 and 16 of the notes to the restated consolidated financial statements. The primary jurisdictions in which we file income tax returns are the U.S. federal government and State of Colorado. We are no longer subject to U.S. federal examinations by tax authorities for years before 2008 and Colorado state examinations for years before 2007. Our income tax rate does not include any material amount of Section 45 tax credits from Clean Coal as those tax benefits will primarily be realized by the Lessee under the RC facilities’ leases.

The net operating loss from continuing operations before income tax benefit (expense) and non-controlling interest was $25.2 million in 2011 compared to a loss of $20.4 million in 2010. The net operating loss is due in large part to the costs associated with our settlement of litigation involving Norit and our equity in the losses incurred by Carbon Solutions.

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

The income tax provisions for 2010 and 2009 represent an effective tax benefit (expense) rate of approximately (35%) (restated) and 37% for the years ended December 31, 2010 and 2009, respectively. The consolidated financial statements have been restated to include a full valuation allowance in 2010 against the deferred tax assets as discussed in Notes 13 and 16 of the notes to the restated consolidated financial statements. Our income tax rate does not include any material amount of Section 45 tax credits from Clean Coal as those tax benefits will primarily be realized by the Lessee under the RC facilities’ leases.

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

The net operating loss from continuing operations was $20.4 million in 2010 compared to a net operating loss of $15 million in 2009. The net operating loss is due in large part to the costs associated with our litigation matters involving Norit and Calgon and the losses incurred by Carbon Solutions. We would have a net income after tax of approximately $5.1 million or $0.69 per share for the year excluding the non-routine legal expenses related to the Calgon and Norit matters and disregarding the non-cash loss from Carbon Solutions.

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

At December 31, 2011, we had working capital of $1.4 million (restated) compared to $9.9 million (restated) at December 31, 2010, which includes a reduction of $2.4 million and $188,000 attributable to the recognition of a valuation allowance against the Company’s net deferred tax assets for 2011 and 2010, respectively. We have recorded long-term liabilities of $5 million related to the final settlement obligations related to the Norit matter, and $200,000 related to the Carbon Solutions/ECP settlement as of December 31, 2011. We have additional long-term liabilities of $3.6 million for the long-term portion of the CCS line of credit, and $632,000 for accrued warranty and other liabilities as of December 31, 2011.

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

Our stockholders’ deficit was $29.4 million (restated) as of December 31, 2011 compared to $2.2 million (restated) as of December 31, 2010. The increase in the deficit is primarily due to the settlement payment and expenses related to the Norit matter, the recording of a valuation allowance against the Company’s net deferred tax assets and the distribution to the non-controlling interest of Clean Coal offset by the sale of temporary equity in Clean Coal to GS, net of taxes, the sale of common stock in November and December of 2011 and the gain from the Carbon Solutions/ECP settlement (see Note 16 for the effect of the restatement on stockholders’ deficit).

Our ability to maintain the financial liquidity required to meet ongoing operational needs will likely depend upon several factors, including our ability to maintain a significant share of the market for emissions control equipment, Clean Coal’s continued operation of the two RC facilities placed in service and success in monetizing Section 45 tax credits through the sale or lease of a portion of the additional 26 facilities placed in service in 2011 to third party investors.

Clean Coal Related Items

Clean Coal, our joint venture with NexGen, placed two RC production facilities into service in 2010 (which were exchanged for two newly constructed, redesigned RC facilities in November and December 2011), which are leased to a third party. Based on the amount of RC that we expect will be produced from these RC facilities, we expect to recognize pre-tax tax cash flows between $7 million to $10 million per year through 2021, the expected period for which Section 45 tax credits are available for these facilities.

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

We had recorded net current deferred tax assets of $2.4 million and long-term deferred tax assets of $16.2 million as of December 31, 2011 compared to net current deferred tax asset of $188,000 and net long-term deferred tax assets of $15.4 million as of December 31, 2010. The current and long-term amounts for both periods have subsequently been reduced to zero by recording a valuation allowance. As discussed above and in Notes 13 and 16 to the restated consolidated financial statements, in August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that a full valuation allowance against the Company’s net deferred tax assets should have been recognized as of December 31, 2010 and for each subsequent quarter thereafter. Management determined that it was necessary to record the valuation allowance against the Company’s deferred tax assets after reconsidering the weight given in the original assessment to the relevant information used to measure the positive and negative evidence regarding the potential for ultimate realization of the net deferred tax assets.

Cash flows used in operations totaled $8.0 million for 2011 compared to cash provided by operations of $11.7 million in 2010. The decrease in operating cash flows primarily resulted from increases in prepaid and other assets of $1.3 million, accounts payable and other liabilities of $7.1 million, deposits of $14.9 million and obligations related to Norit and the Carbon Solutions/ECP settlement of $8.3 million. These increases were offset by decreases in our accounts receivable of $3.2 million and deferred revenue and other liabilities of $4.6 million. These changes in our operating assets and liabilities correspond to the nature and timing of our procurement and billing cycle and development activities. In addition, adjustments related to our net loss of $22.8 million (restated) for non-cash operating activities, which included expenses paid with stock and restricted stock of $1.1 million, depreciation and amortization of $1.6 million, non-controlling interest in Clean Coal of $8 million and our net equity in the net income/loss of unconsolidated entities of $7 million, offset by the gain on relinquishment of our interest in Carbon Solutions of $20 million, all of which increased our cash flow during 2011, and were partially offset by an increase in recorded deferred tax benefits of $10.4 million (restated) related to the sale of equity in Clean Coal to GS.

Net cash used in investing activities was $32.2 million (restated) for 2011 compared to $3.1 million for 2010. The cash used consisted primarily of purchases of equipment and costs to build the 26 additional RC facilities of $33.8 million. Offsetting cash provided by investing activities were payments received from NexGen related to their note receivable of $1.6 million.

Cash provided by financing activities was $71.4 million (restated) in 2011 compared to cash used in financing activities of $356,000 in 2010. Cash provided during 2011 included the $60 million equity contribution from the sale of the interest in Clean Coal, advances on the line of credit of $14.5 million, $250,000 in capital contributions by the non-controlling interest in Clean Coal and the sale of stock for proceeds totaling $35.1 million and the exercise of stock options totaling $106,000. Uses of cash consisted of the distribution to the non-controlling interest of $36.2 million (restated) and stock issuance and registration costs of $2.4 million.

We had the following contractual commitments as of December 31, 2011:

	Payment Due by Period
	Total	2012	2013 and 2014	2015 and 2016	2017 and Beyond
	(in thousands)
Purchase obligations	$410	$410	$—	$—	$—
Operating lease obligations	3,044	214	690	999	1,141

Total	$3,454	$624	$690	$999	$1,141

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

Evaluation of Disclosure Controls and Procedures

When our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 was filed on March 15, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011. Subsequent to that evaluation, our management identified errors related to the accounting for the equity investment in Clean Coal that has been held by an affiliate of GS since May 2011 and the establishment and maintenance of a valuation allowance against deferred tax assets, as discussed below. These errors had a material effect on our previously issued consolidated financial statements. As a result of these errors, we determined that our consolidated financial statements for the fiscal years ended December 31, 2010 and

2011 and the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012 and June 30, 2012 should not be relied upon and needed to be restated (see Note 16 in the accompanying restated consolidated financial statements for further discussion) and identified the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

In connection with the identification of the errors related to our financial statements described above and in Note 16 to our restated consolidated financial statements, management has identified the following deficiencies that constituted material weaknesses in our internal control over financial reporting for the periods described above:

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

Second, by establishing a valuation allowance against the Company’s deferred tax assets, management believes that the material weakness which had previously existed with respect to the deferred tax assets has been fully remediated. As disclosed in previous amended filings, to ensure that such an issue does not arise again in the future the Company is in the process of creating a formal process related to the design and implementation of controls and establishment of adequate criteria to assess the positive and negative evidence over the establishment and maintenance of a valuation allowance against deferred tax assets. Management anticipates that this process will include periodic oversight by the Audit Committee and anticipates completing this remediation effort before the Annual Report on Form 10-K for the fiscal year ending December 31, 2012 is filed.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above and employ any additional tools and resources as appropriate to provide reasonable assurance that our financial statements are fairly stated in all material respects.

As previously disclosed, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we have taken steps subsequent to the period covered by this Amendment to remedy the material weaknesses in our internal control over financial reporting.

PART IV

Item 15. Exhibits and Financial Statement Schedules (restated).

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – see Part II, Item 8, which is incorporated herein by this reference;

(2)	Financial Statement Schedules – None required or applicable; and

(3)	Exhibits – as described in the following index.

Index to Exhibits

No.	Description

3.1	Amended and Restated Articles of Incorporation of ADA-ES (1)

3.2	Second Amended and Restated Bylaws of ADA-ES (2)

4.1	Form of Specimen Common Stock Certificate (3)

4.2	Registration Rights Agreement dated October 21, 2005 (4)

4.3	Standstill and Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated September 19, 2003 (5)

4.4	Standstill and Registration Rights Agreements dated August 3-6, 2004 (6)

4.5	Registration Rights Agreement among ADA-ES, Inc., Perella Weinberg Partners Oasis Master Fund L.P., Black River Commodity Select Fund and Black River Small Capitalization Fund Ltd. dated August 26, 2008 (7)

4.6	ADA-ES, Inc. Profit Sharing Retirement Plan Adoption Agreement (8)

4.7	American Funds Distributors, Inc. Nonstandarized 401(K) Plan (9)

4.8	American Funds Distributors, Inc. Defined Contribution Prototype Plan and Trust (10)

4.9	Amended ADA-ES, Inc. Plan Policy Document (11)

4.10	Employer Stock Addendum to Trust Agreement (12)

4.11	Registration Rights Agreement between ADA-ES, Inc. and Arch Coal, Inc. dated March 23, 2010 (13)

4.12	Stockholder Agreement dated July 7, 2003, between ADA-ES, Inc. and Arch Coal, Inc. (14)

4.13	Credit Agreement by and between Clean Coal Solutions, LLC and CoBiz Bank (Colorado Business Bank in the State of Colorado) dated March 30, 2011 (15)

10.1	2003 ADA-ES, Inc. Stock Option Plan** (16)

10.2	2003 Stock Compensation Plan #1** (17)

10.3	2003 Stock Compensation Plan #2** (18)

10.4	ADA-ES, Inc. 2004 Executive Stock Option Plan** (19)

10.5	Employment Agreement dated May 1, 1997 between C. Jean Bustard and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (20)

10.6	Employment Agreement dated May 1, 1997 between Michael D. Durham and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (21)

10.7	Employment Agreement dated January 2, 2000 between Mark H. McKinnies and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (22)

10.8	Employment Agreement dated January 1, 2000 between Richard J. Schlager and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.) ** (23)

10.9	2004 Stock Compensation Plan #2 and model stock option agreements** (19)

No.	Description

10.10	2004 Directors Stock Compensation Plan #1** (24)

10.11	2005 Directors’ Compensation Plan** (25)

10.12	Chemicals, Equipment, and Technical Engineering Services Supply Agreement dated as of November 3, 2006 by and between ADA-ES, Inc. and Clean Coal Solutions, LLC (f/k/a ADA-NexCoal, LLC). (26)

10.13	Purchase and Sale Agreement dated as of November 3, 2006 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions, LLC (f/k/a ADA-NexCoal, LLC). (27)

10.14	Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC dated May 27, 2011, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC*** (28)

10.15	Employment Agreement dated March 1, 2003 between Sharon M. Sjostrom and ADA Environmental Solutions, LLC (assigned to ADA-ES, Inc.)** (29)

10.16	Executive Compensation Plan dated November 4, 2004** (30)

10.17	Amended and Restated 2007 Equity Incentive Plan, dated August 31, 2010** (31)

10.18	Employment Agreement dated November 28, 2005 between Richard Miller and ADA-ES, Inc.** (32)

10.19	Employment Agreement dated January 1, 2008 between Cameron E. Martin and ADA-ES, Inc.** (33)

10.20	Intellectual Property License Agreement between ADA-ES, Inc. and Crowfoot Development, LLC dated October 1, 2008*** (34)

10.21	First Amendment to Purchase and Sale Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., NexGen Refined Coal, LLC and Clean Coal Solutions, LLC (f/k/a ADA-NexCoal, LLC) (35)

10.22	First Amendment to Chemicals, Equipment, and Technical Engineering Services Supply Agreement dated as of October 26, 2009 by and among ADA-ES, Inc., and Clean Coal Solutions, LLC (36)

10.23	Development and License Agreement with Arch Coal, Inc. dated June 25, 2010*** (37)

10.24	Technology Sublicense Agreement between ADA-ES, Inc., Clean Coal Solutions, LLC and GS RC Investments LLC dated June 29, 2010 (38)

10.25	Agreement to Lease between Clean Coal Solutions, LLC, AEC-NM, LLC, AEC-TH, LLC, and GS RC Investments LLC dated June 29, 2010*** (39)

10.26	Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated October 30, 2009 (40)

10.27	Refined Coal Activities Supplemental Compensation Plan for Employees, Contractors and Consultants of ADA-ES, Inc.** (41)

10.28	Intentionally left blank

10.29	US Department of Energy Cooperative Agreement No. DE-FE0004343 “Evaluation of Solid Sorbents as an Industrial Retrofit Technology for Carbon Dioxide Capture”, dated September 30, 2010 (42)

10.30	First Amendment to the Amended and Restated License Agreement between ADA-ES, Inc. and Clean Coal Solutions, LLC dated as of August 4, 2010 (43)

10.31	Amended and Restated 2010 Non-Management Compensation and Incentive Plan**(53)

10.32	Credit Agreement by and between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated as of March 31, 2011 (44)

10.33	Exclusive Right to Lease Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp ***(45)

10.34	Class B Unit Purchase Agreement dated May 27, 2011 between Clean Coal Solutions, LLC and GSFS Investments I Corp (46)

10.35	ADA-ES, Inc. Guaranty for the benefit of GSFS Investments I Corp. dated May 27, 2011 (47)

10.36	Contribution Agreement dated May 27, 2011 between ADA-ES, Inc. and NexGen Refined Coal, LLC (48)

10.37	Settlement Agreement by and among ADA-ES, Inc., ADA Environmental Solutions, LLC, Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V. dated August 29, 2011 (49)

10.38	The First Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC, by and among Clean Coal Solutions, LLC, ADA-ES, Inc., GSFS Investments I Corp. and NexGen Refined Coal, LLC dated September 9, 2011 (50)

10.39	The Omnibus Amendment and Reaffirmation Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated September 9, 2011 (51)

10.40	Omnibus Amendment by and among ADA-ES, Inc., Clean Coal Solutions, LLC, AEC-NM, LLC, AEC-TH, LLC and GS RC INVESTMENTS LLC dated August 10, 2010 (52)

10.41	Exchange Agreement between Clean Coal Solutions, LLC, AEC-NM, LLC and GS RC Investments, LLC dated November 21, 2011 ***(53)

10.42	New Equipment Lease between AEC-NM, LLC, and GS RC Investments, LLC dated November 21, 2011 ***(53)

10.43	Amendment to Technology Sublicense Agreement between ADA-ES, Inc., GS RC Investments, LLC and Clean Coal Solutions, LLC dated November 21, 2011***(53)

10.44	ADA-ES, Inc. Guaranty for the benefit of GS RC Investments LLC dated November 21, 2011(53)

10.45	Indemnity Settlement Agreement between ADA-ES, Inc., ADA Environmental Solutions, LLC and Energy Capital Partners, LLC, Energy Capital Partners I, LP, Energy Capital Partners I-A, LP, Energy Capital Partners I-B IP, LP and Energy Capital Partners I (Crowfoot IP), LP and ADA Carbon Solutions, LLC (f/k/a Crowfoot Development, LLC ), ADA Carbon Solutions (Red River), LLC (f/k/a Red River Environmental Products, LLC), Morton Environmental Products, LLC, Underwood Environmental Products, LLC, Crowfoot Supply Company, LLC, and Five Forks Mining, LLC dated November 28, 2011(53)

10.46	Office Building Lease between ADA-ES, Inc. and Ridgeline Technology Center, LLC, dated November 9, 2011(53)

10.47	Exchange Agreement between Clean Coal Solutions, LLC, AEC-TH, LLC and GS RC Investments, LLC dated December 15, 2011 ***(53)

10.48	Equipment Lease between AEC-TH, LLC and GS RC Investments, LLC dated December 15, 2011 ***(53)

10.49	Amendment #2 to Technology Sublicense Agreement between ADE-ES, Inc, GS RC Investments, LLC and Clean Coal Solutions, LLC dated December 15, 2011(53)

10.50	ADA-ES, Inc. Guaranty for the benefit of GS RC Investments LLC dated December 15, 2011(53)

10.51	Amended and Restated Refined Coal Activities Supplemental Compensation Plan dated November 9, 2011 **(53)

10.52	Amendment No.1 to Intellectual Property License Agreement by and between ADA-ES, Inc. and ADA Carbon Solutions, LLC (f/k/a Crowfoot Development Company, LLC) dated November 28, 2011(53)

10.53	Amendment No. 1 to the ADA-ES 2007 Equity and Incentive Plan **(53)

21.1	Subsidiaries of ADA-ES, Inc. (53)

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC*

31.1	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*

31.2	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)*

32.1	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed” as provided in Rule 401 of Regulation S-T.

Notes:

*	– Filed herewith.
**	– Management contract or compensatory plan or arrangement.
***	– Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been separately filed with the Securities and Exchange Commission.
(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended September 30, 2005 filed on November 10, 2005 (File No. 000-50216).
(2)	Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended September 30, 2010 filed on November 12, 2010 (File No. 000-50216).
(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(4)	Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 21, 2005 filed on October 26, 2005 (File No. 000-50216).
(5)	Incorporated by reference to the same numbered Exhibit to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(6)	Incorporated by reference to Exhibit A to Exhibit 10.1 to the Form S-3 filed on October 18, 2004 (File No. 333-119795).
(7)	Incorporated by reference to the same numbered Exhibit to the Form 10-Q for the quarter ended September 30, 2008 filed on November 07, 2008 (File No. 000-50216).
(8)	Incorporated by reference to Exhibit 4.1 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(9)	Incorporated by reference to Exhibit 4.1 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(10)	Incorporated by reference to Exhibit 4.2 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(11)	Incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended December 31, 2010 filed on March 28, 2011 (File No. 000-50216).
(12)	Incorporated by reference to Exhibit 4.4 to the form S-8 filed on June 3, 2009 (File No. 333-159715).
(13)	Incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 2010 filed on May 13, 2010 (File No. 000-50216).
(14)	Incorporated by reference to Exhibit 4.12 to the Form 8-K dated September 9, 2011 filed on September 14, 2011 (File No. 000-50216).
(15)	Incorporated by reference to Exhibit 4.13 to the Form 8-K dated September 9, 2011 filed on September 14, 2011 (File No. 000-50216).
(16)	Incorporated by reference to Exhibit 10.2 to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(17)	Incorporated by reference to Exhibit 99.2 to the Form S-8 filed on November 14, 2003 (File No. 333-110479).
(18)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on February 6, 2004 (File No. 333-112587).
(19)	Incorporated by reference to Exhibit 99.3 to the Form S-8 filed on December 14, 2004 (File No. 333-121234).
(20)	Incorporated by reference to Exhibit 10.23 to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(21)	Incorporated by reference to Exhibit 10.24 to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(22)	Incorporated by reference to Exhibit 10.25 to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(23)	Incorporated by reference to Exhibit 10.26 to the Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005 (File No. 000-50216).
(24)	Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on April 16, 2004 (File No. 333-114546).
(25)	Incorporated by reference to Exhibit 10.29 to the Form 10-KSB for the year ended December 31, 2005 filed on March 30, 2006 (File No. 000-50216).
(26)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(27)	Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006 (File No. 000-50216).
(28)	Incorporated by reference to Exhibit 10.33 to the Form 10-Q/A for the quarter ended June 30, 2010 filed on September 28, 2011 (File No. 000-50216).
(29)	Incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).
(30)	Incorporated by reference to Exhibit 10.35 to the Form 10-K for the year ended December 31, 2006 filed on March 27, 2007 (File No. 000-50216).
(31)	Incorporated by reference to Exhibit 10.79 to the Form 10-Q for the quarter ended September 30, 2010 filed on November 12, 2010 (File No. 000-50216).
(32)	Incorporated by reference to Exhibit 10.39 to the Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 (File No. 000-50216).

`(33)	Incorporated by reference to Exhibit 10.43 to the Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 (File No. 000-50216).
(34)	Incorporated by reference to Exhibit 10.56 to the Form 10-Q for the quarter ended September 30, 2008 filed on November 07, 2008 (File No. 000-50216).
(35)	Incorporated by reference to Exhibit 10.64 to Form 10-K for the year ended December 31, 2009 filed on March 29, 2010 (File No. 000-50216).
(36)	Incorporated by reference to Exhibit 10.66 to Form 10-K for the year ended December 31, 2009 filed on March 29, 2010 (File No. 000-50216).
(37)	Incorporated by reference to Exhibit 10.71 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(38)	Incorporated by reference to Exhibit 10.74 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(39)	Incorporated by reference to Exhibit 10.76 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(40)	Incorporated by reference to Exhibit 10.77 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(41)	Incorporated by reference to Exhibit 10.78 to the Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010 (File No. 000-50216).
(42)	Incorporated by reference to Exhibit 10.80 to the Form 10-Q for the quarter ended September 30, 2010 filed on November 12, 2010 (File No. 000-50216).
(43)	Incorporated by reference to Exhibit 10.81 to the Form 10-K for the year ended December 31, 2010 filed on March 28, 2011 (File No. 000-50216).
(44)	Incorporated by reference to Exhibit 10.83 to the Form 10-Q for the quarter ended March 31, 2011 filed on May 13, 2011 (File No. 000-50216).
(45)	Incorporated by reference to Exhibit 10.84 to the Form 10-Q/A for the quarter ended June 30, 2011 filed on September 28, 2011 (File No. 000-50216).
(46)	Incorporated by reference to Exhibit 10.85 to the Form 10-Q/A for the quarter ended June 30, 2011 filed on September 28, 2011 (File No. 000-50216).
(47)	Incorporated by reference to Exhibit 10.86 to the Form 10-Q for the quarter ended June 30, 2011 filed on August 12, 2011 (File No. 000-50216).
(48)	Incorporated by reference to Exhibit 10.87 to the Form 10-Q for the quarter ended June 30, 2011 filed on August 12, 2011 (File No. 000-50216).
(49)	Incorporated by reference to Exhibit 10.88 to the Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 (File No. 000-50216).
(50)	Incorporated by reference to Exhibit 10.89 to the Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 (File No. 000-50216).
(51)	Incorporated by reference to Exhibit 10.90 to the Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 (File No. 000-50216).
(52)	Incorporated by reference to Exhibit 10.91 to the Form 8-K dated November 21, 2011 filed November 22, 2011 (File No. 000-50216).
(53)	Incorporated by reference to the same numbered Exhibit to the Form 10-K for the year ended December 31, 2011 filed on March 15, 2012 (File No. 000-50216).
(b)	See (a)(3) above.
(c)	See (a)(2) above.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company did not maintain an effective control environment, as evidenced by not utilizing appropriate personnel or consultants qualified to review complex, non-routine business transactions that require additional review and impact decisions requiring accounting treatment, financial statement presentation and disclosure. In addition, the Company did not establish criteria to assess positive and negative evidence over the establishment and maintenance of a valuation allowance against deferred tax assets and an appropriate review process over the inputs and conclusions from this assessment was not in place.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 7, Note 8, Note 9, Note 13, Note 15 and Note 16 to the consolidated financial statements, the Company amended its consolidated financial statements to reflect the restatement of the Company’s consolidated financial statements and related disclosures as of December 31, 2011. The Company’s consolidated financial statements have been restated to reflect the non-controlling interest in the Company’s joint venture, Clean Coal Solutions, LLC as temporary equity and to record a full valuation allowance against the Company’s net deferred tax assets as of December 31, 2011 and 2010.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 15, 2012, except for Notes 7, 8, 9, 13, 15 and 16 as to which the date is October 19, 2012

Denver, Colorado

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

(Amounts in thousands, except share data)

	2011	2010
	(Restated, see Note 16)	(Restated, see Note 16)
ASSETS
Current Assets
Cash and cash equivalents	$40,879	$9,696
Receivables, net of allowance for doubtful accounts	5,914	9,066
Investment in securities	508	505
Notes receivable	—	1,580
Prepaid expenses and other assets	1,532	415

Total current assets	48,833	21,262

Property and Equipment, at cost	41,771	8,041
Less accumulated depreciation and amortization	(4,651)	(3,235)

Net property and equipment	37,120	4,806

Intangible assets, net of amortization	354	260
Goodwill, net of amortization	435	435
Investment in unconsolidated entities	590	14,021
Other assets	142	227

Total other assets	1,521	14,943

Total Assets	$87,474	$41,011

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$8,849	$3,441
Accounts payable - related parties	1,209	205
Accrued payroll and related liabilities	2,545	1,852
Line of credit	10,873	—
Deposits	14,900	—
Deferred revenues and other liabilities	5,105	5,883
Settlement awards and related accrued liabilities	3,983	—

Total current liabilities	47,464	11,381

Long-term Liabilities
Line of credit	3,624	—
Settlement awards and indemnity liability	5,200	27,411
Accrued warranty and other liabilities	632	4,432

Total long-term liabilities	9,456	31,843

Total Liabilities	56,920	43,224

Commitments and Contingencies (Note 10)

Temporary Equity - Non-controlling Interest Subject to Possible Redemption	60,000	—

Stockholders’ Deficit
ADA-ES, Inc. stockholders’ deficit
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 9,996,144 and 7,538,861 shares issued and outstanding at December 31, 2011 and 2010, respectively	63,184	39,627
Accumulated deficit	(66,694)	(43,875)

Total ADA-ES, Inc. stockholders’ deficit	(3,510)	(4,248)
Non-controlling interest	(25,936)	2,035

Total Stockholders’ Deficit	(29,446)	(2,213)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$87,474	$41,011

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

(Amounts in thousands, except per share data)

	2011	2010	2009
	(Restated, see Note 16)	(Restated, see Note 16)
Revenues
Refined coal	$40,253	$10,383	$2,588
Emission control	9,967	9,825	15,947
CO2 capture	3,096	2,073	1,526

Total revenues	53,316	22,281	20,061

Cost of Revenues
Refined coal	20,201	1,440	3,357
Emission control	6,839	6,107	9,544
CO2 capture	1,924	1,066	969

Total cost of revenues	28,964	8,613	13,870

Gross Margin before Depreciation and Amortization	24,352	13,668	6,191

Other Costs and Expenses
General and administrative	17,468	32,790	16,745
Research and development	2,289	911	709
Depreciation and amortization	1,568	917	577

Total expenses	21,325	34,618	18,031

Operating Income (Loss)	3,027	(20,950)	(11,840)

Other Income (Expense)
Net equity in net income (loss) from unconsolidated entities	(6,967)	(8,037)	(3,243)
Other income including interest	2,218	2,510	34
Interest expense	(1,584)	(16)	—
Settlement of litigation and arbitration award, net	(21,932)	6,072	—

Total other income (expense)	(28,265)	529	(3,209)

Loss from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	(25,238)	(20,421)	(15,049)

Income Tax Benefit (Expense)	10,400	(7,093)	5,546

Net Loss Before Non-controlling Interest	(14,838)	(27,514)	(9,503)

Non-controlling Interest	(7,981)	(3,613)	732

Net Loss Attributable to ADA-ES, Inc.	$(22,819)	$(31,127)	$(8,771)

Net Loss Per Common Share – Basic and Diluted Attributable to ADA-ES, Inc.	$(2.85)	$(4.21)	$(1.26)

Weighted Average Common Shares Outstanding	8,020	7,393	6,973

Weighted Average Diluted Common Shares Outstanding	8,020	7,393	6,973

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2011, 2010 and 2009

(Amounts in thousands, except share data)

	Common Stock		(Accumulated	Total ADA-ES Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Deficit)	(Deficit)	Interest	(Deficit)

Balances, December 31, 2008	6,755,932	$35,812	$(3,977)	$31,835	$25,152	$56,987
Stock-based compensation	265,649	997	—	997	—	997
Issuance of stock to 401(k) plan	71,100	204	—	204	—	204
Issuance of stock on exercise of options	1,250	4	—	4	—	4
Equity contributions					738	738
Deconsolidation of ADA
Carbon Solutions, LLC	—	—	—	—	(25,059)	(25,059)
Expense of stock issuance and registration	—	(17)	—	(17)	—	(17)
Net loss	—	—	(8,771)	(8,771)	(732)	(9,503)

Balances, December 31, 2009	7,093,931	$37,000	$(12,748)	$24,252	$99	$24,351

Stock-based compensation	214,089	1,024	—	1,024	—	1,024
Issuance of stock to 401(k) plan	45,106	282	—	282	—	282
Issuance of stock for cash	143,885	1,000	—	1,000	—	1,000
Issuance of stock on exercise of options	41,850	347	—	347	—	347
Equity contributions by non-controlling interest	—	—	—	—	2,090	2,090
Distributions to non-controlling interest	—	—	—	—	(3,767)	(3,767)
Expense of stock issuance and registration	—	(26)	—	(26)	—	(26)
Net income (loss) (restated)	—	—	(31,127)	(31,127)	3,613	(27,514)

Balances, December 31, 2010 as restated, see Note 16	7,538,861	$39,627	$(43,875)	$(4,248)	$2,035	$(2,213)

Stock-based compensation	114,582	786	—	786	—	786
Issuance of stock to 401(k) plan	27,769	349	—	349	—	349
Issuance of stock for cash	2,300,000	35,075	—	35,075	—	35,075
Issuance of stock on exercise of options	14,932	106	—	106	—	106
Income tax impact of sale of temporary equity in joint venture (restated)	—	(10,400)	—	(10,400)	—	(10,400)
Equity contributions by non-controlling interest	—	—	—	—	250	250
Distributions to non-controlling interest (restated)	—	—	—	—	(36,202)	(36,202)
Expense of stock issuance and registration	—	(2,359)	—	(2,359)	—	(2,359)
Net income (loss) (restated)	—	—	(22,819)	(22,819)	7,981	(14,838)

Balances, December 31, 2011, as restated, see Note 16	9,996,144	$63,184	$(66,694)	$(3,510)	$(25,936)	$(29,446)

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(Amounts in thousands)

	2011	2010	2009
	(Restated, see Note 16)	(Restated, see Note 16)
Cash Flows from Operating Activities
Net loss	$(22,819)	$(31,127)	$(8,771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,568	917	577
Deferred tax (benefit) expense	(10,400)	7,093	(5,555)
Loss on disposal of assets	37	—	17
Provision for doubtful accounts	—	(7)	—
Expenses paid with stock, restricted stock and stock options	1,135	1,306	1,201
Net equity in net (income) loss from unconsolidated entities	6,967	8,037	3,243
Non-cash gain from joint venture partner	—	(1,768)	—
Non-cash gain from indemnity claim settlement	(20,034)	—	—
Non-controlling interest in income (loss) from subsidiaries	7,981	3,613	(732)
Changes in operating assets and liabilities:
Receivables, net	3,152	(3,247)	282
Assets held for resale and inventory	—	—	(2,056)
Prepaid expenses and other assets	(1,258)	289	(155)
Accounts payable	6,412	(1,666)	2,567
Accrued payroll, expenses and other related liabilities	693	1,274	(407)
Deposits	14,900	—	—
Deferred revenue and other liabilities	(4,578)	6,412	1,364
Settlement awards and related accrued liabilities	3,983	—	—
Accrued indemnity liabilities	4,288	20,589	6,822

Net cash provided by (used in) operating activities	(7,973)	11,715	(1,603)

Cash Flows from Investing Activities
Investment in securities	(3)	(105)	(400)
Cash balance held in deconsolidated entity	—	—	(25,171)
Principal payments received on notes receivable	1,580	188	—
Capital expenditures for equipment, patents and development projects	(33,788)	(2,919)	(296)
Cash paid for equity contributions to unconsolidated entity	—	(283)	—

Net cash used in investing activities	(32,211)	(3,119)	(25,867)

Cash Flows from Financing Activities
Net borrowings under line of credit	14,497	—	—
Non-controlling interest equity contributions	250	2,090	738
Distributions to non-controlling interest (restated)	(36,202)	(3,767)	—
Exercise of stock options	106	347	4
Sale of temporary equity in joint venture (restated)	60,000	—	—
Issuance of common stock	35,075	1,000	—
Stock issuance and registration costs	(2,359)	(26)	(17)

Net cash provided by (used in) financing activities	71,367	(356)	725

Increase (Decrease) in Cash and Cash Equivalents	31,183	8,240	(26,745)
Cash and Cash Equivalents, beginning of period	9,696	1,456	28,201

Cash and Cash Equivalents, end of period	$40,879	$9,696	$1,456

Supplemental Schedule of Non-Cash Flow Financing Activities
Stock and stock options issued for services	$1,135	$1,306	$1,201

Cash paid for interest	$1,311	$24	$—

See accompanying notes.

1.	SUMMARY OF NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

Investment in Unconsolidated Entities – On January 20, 2010, the Company, together with NexGen Resources Corporation (“NexGen”), formed Clean Coal Solutions Services, LLC (“CCSS”) for the purpose of operating the RC facilities leased to third parties. The Company has a 50% ownership interest in CCSS (but does not control it) and accordingly has accounted for the investment under the equity method of accounting. The Company evaluates this investment annually for impairment other than temporary declines in value. At December 31, 2011 and 2010, no such declines existed on this investment.

On November 28, 2011, the Company relinquished all of its interest in ADA Carbon Solutions, LLC (“Carbon Solutions”) (See Notes 6 and 10). As of December 31, 2010, ADA owned a 25.9% interest in Carbon Solutions and our net investment in Carbon

Solutions of $13.6 million was being accounted for under the equity method of accounting. Our respective share of Carbon Solutions’ income and losses for the years ended December 31, 2011, 2010 and 2009 has been recognized in the consolidated statements of operations.

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

7.	JOINT VENTURE INVESTMENT IN CLEAN COAL (restated)

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

In May 2011, ADA and NexGen entered into a transaction in which Clean Coal sold an effective 15% interest of the equity in Clean Coal to an affiliate of The Goldman Sachs Group, Inc. (“GS”) (see Notes 8 and 16 for discussion regarding the classification as temporary equity of GS’s interest obtained through this transaction). GS’s interest has certain preferences over ADA and NexGen as to liquidation and profit distribution. GS has no further capital call requirements and does not have a voting interest but does have approval rights over certain corporate transactions. In conjunction with the closing of the purchase agreement, ADA, NexGen and GS entered into a Second Amended and Restated Operating Agreement and an Exclusive Right to Lease Agreement pursuant to which Clean Coal granted GS the exclusive right (but not the obligation) to lease facilities that will produce up to approximately 12 million tons of RC per year on pre-established lease terms similar to those currently in effect for Clean Coal’s first two facilities.

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

In November and December 2011, ADA entered into transactions with Clean Coal to exchange the two leased RC facilities with newly constructed, redesigned RC facilities (See Note 11).

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

8.	TEMPORARY EQUITY (RESTATED)

As described in Note 7, in May 2011, ADA and NexGen entered into a transaction in which Clean Coal sold an effective 15% interest of the equity in Clean Coal to GS. Approximately 15.8 units of non-voting Class B membership interests were issued to GS for $60 million in cash. ADA and NexGen each received $30 million as a result of the sale. In conjunction with the closing of the purchase agreement, ADA, NexGen and GS entered into a Second Amended and Restated Operating Agreement and ADA and NexGen each exchanged 50 units of membership interests for approximately 42.1 voting Class A units in Clean Coal (each of which represents a 50% voting interest). Since the transaction did not result in a change in control of Clean Coal, the amount received from this transaction was originally recorded to stockholders’ equity (deficit) net of the tax effect of $10.4 million (restated).

The terms of the Operating Agreement permit GS to require redemption of the unreturned portion of its initial $60 million investment in Clean Coal plus a return of 15% under certain limited circumstances. In June 2012, after completion of a review and evaluation of the applicable agreement and accounting authoritative literature, management determined that GS’s interest in Clean Coal is more appropriately classified as temporary equity as a result of the provision in the agreement for possible redemption of the unreturned portion of GS’s investment plus the required return under certain limited circumstances. As a result, this transaction has been recorded as temporary equity on the restated consolidated balance sheet as of December 31, 2011. See Notes 9 and 16 for additional discussion.

9.	STOCKHOLDERS’ EQUITY (DEFICIT) (RESTATED)

Stockholders’ equity (deficit) has been restated. The restated ADA portion of stockholders’ equity (deficit) for the fiscal year ended December 31, 2011 includes a $30 million reduction attributable to the reclassification of temporary equity as discussed in Note 8 and an $18.6 million and $15.7 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets for the fiscal years ended December 31, 2011 and 2010, respectively. See Notes 13 and 16 for additional discussion.

On October 28, 2011, ADA closed on an underwritten public offering selling 2 million shares of common stock for $15.25 per share generating $28.4 million in net proceeds to ADA. In November 2011, the underwriters exercised their over-allotment option to purchase an additional 300,000 shares, generating an additional $4.3 million in net proceeds to ADA.

Non-Controlling Interest

For the years ended December 31, 2011 and 2010, the non-controlling interest portion of stockholders’ equity (deficit) includes a non-controlling interest related to Clean Coal. As discussed in Note 8, the restated non-controlling interest portion of stockholders’ equity (deficit) for the fiscal years ended December 31, 2011 and 2010 includes a $30 million reduction attributable to the reclassification of temporary equity. See Note 16 for additional discussion.

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

Following is a table summarizing the option activity for the two years ended December 31, 2011 and 2010:

	Employee and Director Options	Non-Employee Options	Weighted Average Exercise Price
Options outstanding, December 31, 2009	270,265	9,000	$10.23
Options granted	—		—
Options expired	(14,495)	(9,000)	14.11
Options exercised	(41,850)	—	8.60

Options outstanding, December 31, 2010	213,920	—	$10.18
Options granted	—	—	—
Options expired	(15,000)	—	15.20
Options exercised	(15,978)	—	8.18

Options outstanding, December 31, 2011	182,942	—	$9.95

Following is a table of aggregate intrinsic value of options exercised and exercisable for the two years ended December 31, 2011 and 2010:

	Value	Average Market Price
Exercised, December 31, 2011	$140,155	$15.38
Exercised, December 31, 2010	$(86,000)	$6.23

	Value	Market Price
Exercisable, December 31, 2011	$2,322,000	$22.64
Exercisable, December 31, 2010	$209,000	$11.16

Stock options outstanding and exercisable at December 31, 2011 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$8.60 - $10.20	143,743	$8.66	3.9
$13.80 - $15.20	39,199	$14.68	3.5

	182,942	$9.95	3.8

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

Following is a table summarizing the activity under various stock issuance plans for the two years ended December 31, 2011 and 2010:

Stock Issuance Plans
	2007 Plan	401(k) Plan	Other Stock Plans
Balance available, December 31, 2009	267,232	228,900	19,065
Evergreen addition	33,800	—	—
Restricted stock issued to new and anniversary employees	(34,175)	—	—
Restricted stock repurchased	4,918	—	—
Stock issued based on incentive and matching programs to employees	(51,345)	(45,106)	—
Stock issued to executives, directors and non-employees	(126,487)		(7,000)

Balance available, December 31, 2010	93,943	183,794	12,065
Evergreen addition	44,593	—	—
Restricted stock issued to new and anniversary employees	(21,477)	—	—
Stock issued based on incentive and matching programs to employees	(35,825)	(27,769)	—
Stock issued to executives, directors and non-employees	(50,280)	—	(7,000)

Balance available, December 31, 2011	30,954	156,025	5,065

Expense recognized under the different plans for the three years ended:

	(in thousands)
December 31, 2011	$747	$349	$39
December 31, 2010	$983	$282	$41
December 31, 2009	$954	$204	$43

Unrecognized expense under the different plans for the three years ended:

	(in thousands)
December 31, 2011	$512	$—	$—
December 31, 2010	$341	$—	$—
December 31, 2009	$363	$—	$—

A summary of the status of the non-vested shares for the two years ended December 31, 2011 and 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	116,313	$6.65
Granted	34,175	5.94
Vested	(52,634)	8.06
Forfeited	(4,918)	5.55

Non-vested at December 31, 2010	92,936	$5.46
Granted	22,849	14.95
Vested	(6,422)	10.38
Forfeited	(1,372)	7.48

Non-vested at December 31, 2011	107,991	$6.98

10.	COMMITMENTS AND CONTINGENCIES

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

Purchase Obligations – As of December 31, 2011, the Company expects to pay purchase obligations totaling approximately $410,000 primarily for the purchase of components and services related to our Emission Control Segment in 2012.

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

11.	CLEAN COAL LEASING ACTIVITIES

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

Years Ending December 31,	Lease Payments Expected (in thousands)
2012	$10,352
2013	14,196
2014	14,744
2015	15,332
2016	15,857
Thereafter	90,027

Total minimum lease payments	$160,508

12.	MAJOR CUSTOMERS

Sales to unaffiliated customers who represent 10% or more of the Company’s sales were as follows:

	As of December 31,
Customer	2011	2010
A	38%	47%

The Company’s receivables were as follows:

Receivables as of:	Number of Customers That Make up Percentage of Balance	Percentage of Balance
December 31, 2011	2	63%
December 31, 2010	1	67%

13.	INCOME TAXES (RESTATED)

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

In August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined it necessary to record a full valuation allowance against the Company’s net deferred tax assets and is restating the consolidated financial statements with this Amendment for the fiscal years ended December 31, 2011 and 2010. See Note 16 for additional discussion.

The Company has provided a full valuation allowance against the deferred tax assets of $18.6 million and $15.7 million as of December 31, 2011 and 2010 respectively.

The tax benefit included in the consolidated statement of operations for fiscal year ended December 31, 2011 was recorded as a result of the sale of the equity interest in Clean Coal to GS in May 2011. Since the transaction did not result in a change in control of Clean Coal, the $10.4 million tax effect of the amount received from this transaction was recorded to stockholders’ equity (deficit).

The Company’s income tax benefit (expense) from continuing operations consists of the following:

	Years Ended December 31,
	2011 (restated)	2010 (restated)	2009
	(in thousands)
Current	$—	$—	$(9)
Deferred	$10,400	$(7,093)	$5,555

Income tax benefit (expense)	$10,400	$(7,093)	$5,546

The following lists the Company’s deferred tax assets and liabilities:

	As of December 31,
	2011 (restated)	2010 (restated)
	(in thousands)
Deferred tax assets
Deferred warranty, settlements and other	$3,439	$223
Allowance for doubtful accounts	4	4
Property and equipment	48	—
Deferred revenues, compensation and other	1,174	306
Net equity in net loss of unconsolidated entities	—	459
Net operating loss carryforward	13,944	14,072
Tax credits	2,210	753

Total tax assets	20,819	15,817

Deferred tax liabilities
Prepaid expenses	129	122
Intangible assets and other	21	38
Net equity in net loss of unconsolidated entities	2,044	—

Total tax liabilities	2,194	160

Deferred tax assets, net of liabilities	18,625	15,657
Valuation allowance	(18,625)	(15,657)

Net deferred tax assets	$—	$—

A reconciliation of expected federal income taxes on income from operations at statutory rates with the benefit (expense) for income taxes follows:

	Years Ended December 31,
	2011	2010	2009
	(percent)
Expected income tax rate	34	34	34
Valuation allowance	(12)	(77)	—
Non-controlling interest	11	6	—
Permanent differences	<1	<1	<1
Tax credits	6	1	2
State income taxes	2	2	4
Other	—	(1)	(3)

Actual effective income tax rate	41	(35)	37

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

14.	RELATED PARTY TRANSACTIONS

As discussed above in Note 4 and Note 9, the Company entered into a Development and License Agreement and executed a Securities Subscription and Investment Agreement with Arch in 2010.

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

15.	BUSINESS SEGMENT INFORMATION (RESTATED)

The following information relates to the Company’s three reportable segments: Emissions control (“EC”), CO2 capture (“CC”) and Refined coal (“RC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies and the U.S. Government.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Revenue
RC	$40,253	$10,383	$2,588
EC	9,967	9,825	15,947
CC	3,096	2,073	1,526

Total	$53,316	$22,281	$20,061

Segment profit (loss)
RC	$17,984	$7,842	$(1,313)
EC	1,350	2,114	5,326
CC	241	895	349

Total	$19,575	$10,851	$4,362

A reconciliation of the reported total segment profit to net income for the periods shown above is as follows:

	Years Ended December 31,
	2011 (Restated)	2010 (Restated)	2009
	(in thousands)
Total segment profit	$19,575	$10,851	$4,362
Non-allocated general and administrative expenses	(14,980)	(30,884)	(15,625)
Depreciation and amortization	(1,568)	(917)	(577)
Interest and other income	2,218	2,510	34
Interest expense	(1,584)	(16)	—
Settlement of litigation and arbitration award, net	(21,932)	6,072	—
Net equity in net income (loss) of unconsolidated entities	(6,967)	(8,037)	(3,243)
Deferred income tax benefit (expense)	10,400	(7,093)	5,546
Net (income) loss attributable non-controlling interest	(7,981)	(3,613)	732

Net loss attributable to ADA-ES, Inc.	$(22,819)	$(31,127)	$(8,771)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, legal fees, facility costs, audit fees and corporate governance expenses.

16.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

As a result, the Company has restated its consolidated financial statements in this Amendment for the fiscal year ended December 31, 2011. The effect of the restatement on the Company’s consolidated balance sheet and consolidated statement of changes in stockholders’ equity (deficit) for the fiscal year ended December 31, 2011 is that GS’s interest in Clean Coal has been reclassified as temporary equity rather than as part of stockholders’ equity (deficit). In addition, the consolidated statement of cash flows for the fiscal year ended December 31, 2011 has been restated to reflect the entire investment by GS as a financing activity rather than an investing activity.

Deferred Tax Assets Valuation Allowance

On its Current Report on Form 8-K dated August 14, 2012, the Company reported management’s determination that the Company’s consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal years ended December 31, 2010 and 2011 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012 and June 30, 2012 should no longer be relied upon and should be restated. After extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that a full valuation allowance against the Company’s net deferred tax assets should have been recognized as of December 31, 2010 and for each subsequent quarter thereafter. Management determined that it was necessary to record the valuation allowance against the Company’s deferred tax assets after reconsidering the weight given in the original assessment to the relevant information used to measure the positive and negative evidence regarding the potential for ultimate realization of the net deferred tax assets.

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, the Company has restated its consolidated financial statements in this Amendment for the fiscal years ended December 31, 2011 and 2010.

Financial Statement Effect of the Restatement

The tables below show the effect of the above restatement on the Consolidated Balance Sheets as of December 31, 2011 and 2010, and the Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011 and 2010. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations. The Company also amended its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on October 19, 2012.

Effect on Consolidated Balance Sheets

	As Previously Reported December 31, 2010	Restatement Adjustments		As Restated December 31, 2010
		Deferred Tax Valuation Allowance	Temporary Equity
	(Amounts in thousands)
Current Assets
Cash and cash equivalents	$9,696	$—	$—	$9,696
Receivables, net of allowance for doubtful accounts	9,066	—	—	9,066
Investment in securities	505	—	—	505
Notes receivable	1,580	—	—	1,580
Prepaid expenses and other assets	603	(188)	—	415

Total current assets	21,450	(188)	—	21,262

Property and Equipment, at cost	8,041	—	—	8,041
Less accumulated depreciation and amortization	(3,235)	—	—	(3,235)

Net property and equipment	4,806	—	—	4,806

Intangible assets, net of amortization	260	—	—	260
Goodwill, net of amortization	435	—	—	435
Investment in unconsolidated entities	14,021	—	—	14,021
Other assets	—	—	227	227
Deferred taxes and other assets	15,696	(15,696)	—	—

Total other assets	30,412	(15,696)	227	14,943

Total Assets	$56,668	$(15,884)	$227	$41,011

Total Liabilities	$43,224	$—	$—	$43,224

Stockholders’ Equity (Deficit)
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,538,861 shares issued and outstanding	39,627	—	—	39,627
Accumulated deficit	(28,218)	(15,657)	—	(43,875)

Total ADA-ES, Inc. stockholders’ equity (deficit)	11,409	(15,657)	—	(4,248)
Non-controlling interest	2,035	—	—	2,035

Total Stockholders’ Equity (Deficit)	13,444	(15,657)	—	(2,213)

Total Liabilities and Stockholder’s Equity (Deficit)	$56,668	$(15,657)	$—	$41,011

	As Previously Reported December 31, 2011	Restatement Adjustments		As Restated December 31, 2011
		Deferred Tax Valuation Allowance	Temporary Equity
	(Amounts in thousands)
Current Assets
Cash and cash equivalents	$40,879	$—	$—	$40,879
Receivables, net of allowance for doubtful accounts	5,914	—	—	5,914
Investment in securities	508	—	—	508
Prepaid expenses and other assets	3,924	(2,392)	—	1,532

Total current assets	51,225	(2,392)	—	48,833

Property and Equipment, at cost	41,771	—	—	41,771
Less accumulated depreciation and amortization	(4,651)	—	—	(4,651)

Net property and equipment	37,120	—	—	37,120

Intangible assets, net of amortization	354	—	—	354
Goodwill, net of amortization	435	—	—	435
Investment in unconsolidated entities	590	—	—	590
Other assets	—	142	—	142
Deferred taxes and other assets	16,375	(16,375)	—	—

Total other assets	17,754	(16,233)	—	1,521

Total Assets	$106,099	$(18,625)	$—	$87,474

Total Liabilities	$56,920	$—	$—	$56,920

Temporary Equity - Non-controlling Interest Subject to Possible Redemption	—	—	60,000	60,000

Stockholders’ Equity (Deficit)
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—	—
Common stock: no par value, 50,000,000 shares authorized, 9,996,144 shares issued and outstanding	93,184	—	(30,000)	63,184
Accumulated deficit	(48,069)	(18,625)	—	(66,694)

Total ADA-ES, Inc. stockholders’ equity (deficit)	45,115	(18,625)	(30,000)	(3,510)
Non-controlling interest	4,064	—	(30,000)	(25,936)

Total Stockholders’ Equity (Deficit)	49,179	(18,625)	(60,000)	(29,446)

Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)	$106,099	$(18,625)	$—	$87,474

Effect on Consolidated Statements of Operations

	Year Ended December 31, 2010
		Restatement Adjustments
	As Previously Reported	Deferred Tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Benefit (Expense) and Non-controlling Interest	$(20,421)	$—	$—	$(20,421)
Income Tax Benefit (Expense)	8,564	(15,657)	—	(7,093)

Net Loss Before Non-controlling Interest	(11,857)	(15,657)	—	(27,514)
Non-controlling Interest	(3,613)	—	—	(3,613)

Net Loss Attributable to ADA-ES, Inc.	$(15,470)	$(15,657)	$—	$(31,127)

Net Loss Per Common Share - Basic and Diluted Attributable to ADA-ES, Inc.	$(2.09)	$(2.12)	$—	$(4.21)

	Year Ended December 31, 2011
		Restatement Adjustments
	As Previously Reported	Deferred Tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Benefit (Expense) and Non-controlling Interest	$(25,238)	$—	$—	$(25,238)
Income Tax Benefit (Expense)	13,368	(2,968)	—	10,400

Net Loss Before Non-controlling Interest	(11,870)	(2,968)	—	(14,838)
Non-controlling Interest	(7,981)	—	—	(7,981)

Net Loss Attributable to ADA-ES, Inc.	$(19,851)	$(2,968)	$—	$(22,819)

Net Loss Per Common Share - Basic and Diluted Attributable to ADA-ES, Inc.	$(2.48)	$(0.37)	$—	$(2.85)

Effect on Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

		Restatement Adjustments
	As Previously Reported December 31, 2010	Deferred Tax Valuation Allowance	Temporary Equity	As Restated December 31, 2010
	(Amounts in thousands)
ADA-ES Stockholders’ Equity (Deficit)
Balance, December 31, 2009	$24,252	$—	$—	$24,252
Stock-based compensation	1,024	—	—	1,024
Issuance of stock to 401(k) plan	282	—	—	282
Issuance of stock for cash	1,000	—	—	1,000
Issuance of stock on exercise of options	347	—	—	347
Expense of stock issuance and registration	(26)	—	—	(26)
Net loss	(15,470)	(15,657)	—	(31,127)

Balance, December 31, 2010	11,409	(15,657)	—	(4,248)
Non-controlling interest, December 31, 2010	2,035	—	—	2,035

Total Stockholders’ Equity (Deficit)	$13,444	$(15,657)	$—	$(2,213)

		Restatement Adjustments
	As Previously Reported December 31, 2011	Deferred Tax Valuation Allowance	Temporary Equity	As Restated December 31, 2011
	(Amounts in thousands)
ADA-ES Stockholders’ Equity (Deficit)
Balance, December 31, 2010	$11,409	$(15,657)	$—	$(4,248)
Stock-based compensation	786	—	—	786
Issuance of stock to 401(k) plan	349	—	—	349
Issuance of stock for cash	35,075	—	—	35,075
Issuance of stock on exercise of options	106	—	—	106
Equity contribution from sale of interest in joint venture, net of income taxes	19,600	10,400	(30,000)	—
Income tax impact of sale of temporary equity in joint venture	—	(10,400)	—	(10,400)
Expense of stock issuance and registration	(2,359)	—	—	(2,359)
Net loss	(19,851)	(2,968)		(22,819)

Balance, December 31, 2011	$45,115	$(18,625)	$(30,000)	$(3,510)

Non-controlling Interest
Balance, December 31, 2010	$2,035	$—	$—	$2,035
Equity contributions by non-controlling interest	250	—	—	250
Distributions to non-controlling interest	(6,202)	—	(30,000)	(36,202)
Net income	7,981	—	—	7,981

Balance, December 31, 2011	$4,064	$—	$(30,000)	$(25,936)

Total Stockholders’ Equity (Deficit)	$49,179	$(18,625)	$(60,000)	$(29,446)

Effect on Consolidated Statements of Cash Flows

	Year Ended December 31, 2010
		Restatement Adjustments
	As Previously Reported	Deferred Tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Net loss	$(15,470)	$(15,657)	$—	$(31,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	917	—	—	917
Deferred tax (benefit) expense	(8,563)	15,656	—	7,093
Provision for doubtful accounts	(7)	—	—	(7)
Expenses paid with stock, restricted stock and stock options	1,306	—	—	1,306
Net equity in net loss from unconsolidated entities	8,037	—	—	8,037
Non-cash gain from joint venture partner	(1,768)	—	—	(1,768)
Non-controlling interest in income from subsidiaries	3,613	—	—	3,613
Changes in operating assets and liabilities:				—
Receivables, net	(3,247)	—	—	(3,247)
Prepaid expenses and other assets	288	1	—	289
Accounts payable	(1,666)	—	—	(1,666)
Accrued payroll, expenses and other related liabilities	1,274	—	—	1,274
Deferred revenues and other liabilities	6,412	—	—	6,412
Accrued indemnity liabilities	20,589	—	—	20,589

Net cash provided by operating activities	11,715	—	—	11,715

Net cash used in investing activities	(3,119)	—	—	(3,119)

Net cash used in financing activities	(356)	—	—	(356)

Increase in Cash and Cash Equivalents	8,240	—	—	8,240
Cash and Cash Equivalents, beginning of period	1,456	—	—	1,456

Cash and Cash Equivalents, end of period	$9,696	$—	$—	$9,696

	Year Ended December 31, 2011
		Restatement Adjustments
	As Previously Reported	Deferred Tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Net loss	$(19,851)	$(2,968)	$—	$(22,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,568	—	—	1,568
Deferred tax benefit	(13,368)	2,968	—	(10,400)
Loss on disposal of assets	37	—	—	37
Expenses paid with stock, restricted stock and stock options	1,135	—	—	1,135
Net equity in net loss from unconsolidated entities	6,967	—	—	6,967
Non-cash gain from indemnity claim settlement	(20,034)	—	—	(20,034)
Non-controlling interest in income from subsidiaries	7,981	—	—	7,981
Changes in operating assets and liabilities:				—
Receivables, net	3,152	—	—	3,152
Prepaid expenses and other assets	(1,258)	—	—	(1,258)
Accounts payable	6,412	—	—	6,412
Accrued payroll, expenses and other related liabilities	693	—	—	693
Deposits	14,900	—	—	14,900
Deferred revenues and other liabilities	(4,578)	—	—	(4,578)
Settlement awards and related accrued liabilities	3,983	—	—	3,983
Accrued indemnity liabilities	4,288	—	—	4,288

Net cash used in operating activities	(7,973)	—	—	(7,973)

Cash Flows from Investing Activities
Investment in securities	(3)	—	—	(3)
Principal payments received on notes receivable	1,580	—	—	1,580
Equity contribution from sale of interest in joint venture	30,000	—	(30,000)	—
Capital expenditures for equipment, patents and development projects	(33,788)	—	—	(33,788)

Net cash used in investing activities	(2,211)	—	(30,000)	(32,211)

Cash Flows from Financing Activities
Net borrowings under line of credit	14,497	—	—	14,497
Non-controlling interest equity contributions	250	—	—	250
Distributions to non-controlling interest	(6,202)	—	(30,000)	(36,202)
Exercise of stock options	106	—	—	106
Sale of temporary equity in joint venture	—	—	60,000	60,000
Issuance of common stock	35,075	—	—	35,075
Stock issuance and registration costs	(2,359)	—	—	(2,359)

Net cash provided by financing activities	41,367	—	30,000	71,367

Increase in Cash and Cash Equivalents	31,183	—	—	31,183
Cash and Cash Equivalents, beginning of period	9,696	—	—	9,696

Cash and Cash Equivalents, end of period	$40,879	$—	$—	$40,879