Form 10-Q/A
period 2012-03-31
ADA-ES INC
filed 2012-10-19
CIK 1223112

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

EXPLANATORY NOTE

ADA-ES, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 originally filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2011 (the “Original Filing”). This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as of March 31, 2011 and December 31, 2010 and for the quarter ended March 31, 2011 as discussed below and in Note 13 to the accompanying restated consolidated financial statements.

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

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined that it was necessary to record a full valuation allowance against the Company’s deferred tax assets and is restating the consolidated financial statements for the quarterly period ended March 31, 2011 and as of December 31, 2010.

2. Impact on the Consolidated Financial Statements

The financial statement effect of the above restatement on the Company’s Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, and the Consolidated Statement of Operations, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Consolidated Statement of Cash Flows for the quarter ended March 31, 2011 is discussed in Note 13 in the accompanying consolidated financial statements. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results. The Company also amended its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on October 19, 2012.

3. Internal Control over Financial Reporting and Disclosure Controls and Procedures Considerations

Management has concluded that a material weakness in the Company’s internal control over financial reporting existed related to the establishment and maintenance of a valuation allowance against the Company’s deferred tax assets. Accordingly, this Amendment amends the Company’s disclosures regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of March 31, 2011.

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

Part I - Item 1 (Consolidated Financial Statements), Part I - Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part I - Item 4 (Controls and Procedures) have been amended from the Original Filing as a result of the restatement. Part II – Item 6 (Exhibits) has also been amended to include, among other things, currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Part I. – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Restated, see Note 13)
	(Restated, see Note 13)
ASSETS
Current Assets
Cash and cash equivalents	$9,332	$9,696
Receivables, net of allowance for doubtful accounts	8,645	9,066
Investment in securities	505	505
Notes receivable	1,009	1,580
Prepaid expenses and other	526	415

Total current assets	20,017	21,262

Property and Equipment, at cost	8,020	8,041
Less accumulated depreciation and amortization	(3,443)	(3,235)

Net property and equipment	4,577	4,806

Goodwill, net of amortization	435	435
Intangible assets, net of amortization	295	260
Investment in unconsolidated entities	12,063	14,021
Other assets	1,281	227

Total Assets	$38,668	$41,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$3,191	$3,646
Accrued payroll and related liabilities	1,097	1,852
Draws made under line of credit	716	—
Deferred revenues	5,299	5,639
Accrued expenses and other liabilities	310	244
Accrued arbitration award and related liability	6,469	—

Total current liabilities	17,082	11,381

Long-term Liabilities
Accrued indemnity	28,677	27,411
Accrued warranty and other liabilities	3,378	4,432
Accrued arbitration award	33,033	—

Total long-term liabilities	65,088	31,843

Total Liabilities	82,170	43,224

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
ADA-ES, Inc. stockholders’ deficit
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,608,154 and 7,538,861 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	40,136	39,627
Accumulated deficit	(85,673)	(43,875)

Total ADA-ES, Inc. stockholders’ deficit	(45,537)	(4,248)
Non-controlling interest	2,035	2,035

Total Stockholders’ Deficit	(43,502)	(2,213)

Total Liabilities and Stockholders’ Deficit	$38,668	$41,011

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	For the Quarters Ended March 31,
	2011	2010
	(Restated, see Note 13)
Revenues
Emission control	$2,033	$3,064
CO2 capture	348	803
Refined coal	6,086	—

Total revenues	8,467	3,867

Cost of Revenues
Emission control	836	1,822
CO2 capture	283	264
Refined coal	175	426

Total cost of revenues	1,294	2,512

Gross Margin before Depreciation and Amortization	7,173	1,355

Other Costs and Expenses
General and administrative	4,817	4,579
Research and development	321	184
Depreciation and amortization	185	209

Total expenses	5,323	4,972

Operating Income (Loss)	1,850	(3,617)

Other Income (Expense)
Net equity in net loss from unconsolidated entities	(1,959)	(1,181)
Interest and other income	592	19
Arbitration award and other expense	(39,502)	—

Total other income (expense)	(40,869)	(1,162)

Loss from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	(39,019)	(4,779)

Income Tax Benefit	—	1,613

Net Loss Before Non-controlling Interest	(39,019)	(3,166)

Non-controlling Interest	(2,779)	346

Net Loss Attributable to ADA-ES, Inc.	$(41,798)	$(2,820)

Net Loss Per Common Share – Basic and Diluted Attributable to ADA-ES, Inc.	$(5.51)	$(0.39)

Weighted Average Common Shares Outstanding	7,579	7,194

Weighted Average Diluted Common Shares Outstanding	7,579	7,194

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Quarters Ended March 31, 2011 and 2010

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		(Accumulated	Total ADA-ES Stockholders’ Equity	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Deficit)	(Deficit)	Interest	(Deficit)
Balances, January 1, 2010	7,093,931	$37,000	$(12,748)	$24,252	$99	$24,351
Stock-based compensation	150,863	669	—	669	—	669
Issuance of stock to 401(k) plan	22,297	140	—	140	—	140
Issuance of stock for cash	143,885	1,000	—	1,000	—	1,000
Equity contributions by non-controlling interest	—	—	—	—	720	720
Expense of stock issuance and registration	—	(7)	—	(7)	—	(7)
Net loss	—	—	(2,820)	(2,820)	(346)	(3,166)

Balances, March 31, 2010	7,410,976	$38,802	$(15,568)	$23,234	$473	$23,707

Balances, January 1, 2011 (Restated, see Note 13)	7,538,861	$39,627	$(43,875)	$(4,248)	$2,035	$(2,213)
Stock-based compensation	59,573	416	—	416	—	416
Issuance of stock on exercise of options	2,216	20	—	20	—	20
Issuance of stock to 401(k) plan	7,504	90	—	90	—	90
Equity contributions by non-controlling interest	—	—	—	—	250	250
Distributions to non-controlling interest	—	—	—	—	(3,029)	(3,029)
Expense of stock issuance and registration	—	(17)	—	(17)	—	(17)
Net income (loss) (restated)	—	—	(41,798)	(41,798)	2,779	(39,019)

Balances, March, 2011, as restated	7,608,154	$40,136	$(85,673)	$(45,537)	$2,035	$(43,502)

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Quarters Ended March 31,
	2011	2010
	(Restated, see Note 13)
Cash Flows from Operating Activities
Net loss	$(41,798)	$(2,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	185	139
Deferred tax benefit	—	(1,618)
Expenses paid with stock, restricted stock and stock options	506	396
Net equity in net loss from unconsolidated entities	1,959	1,181
Non-controlling interest in income (loss) from subsidiaries	2,779	(346)
Changes in operating assets and liabilities:
Receivables, net	421	1,932
Assets held for resale	—	(526)
Prepaid expenses and other	(96)	577
Accounts payable	(455)	(1,137)
Accrued expenses and other liabilities	422	(43)
Accrued arbitration award and related liability	39,502	—
Deferred revenue	(1,240)	1,279

Net cash provided by (used in) operating activities	2,185	(986)

Cash Flows from Investing Activities
Capital expenditures for equipment, patents and development projects	(1,060)	(58)
Principal payments received on notes receivable	571	—

Net cash used in investing activities	(489)	(58)

Cash Flows from Financing Activities
Net borrowings under line of credit	716	—
Non-controlling interest equity contributions	250	720
Distributions to non-controlling interest	(3,029)	—
Issuance of common stock and exercise of stock options	20	1,000
Stock issuance and registration costs	(17)	(7)

Net cash provided by (used in) financing activities	(2,060)	1,713

Increase (Decrease) in Cash and Cash Equivalents	(364)	669
Cash and Cash Equivalents, beginning of period	9,696	1,456

Cash and Cash Equivalents, end of period	$9,332	$2,125

Supplemental Schedule of Non-Cash Flow Financing Activities
Stock and restricted stock issued for services	$506	$809

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

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2010 as amended and restated. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K and its amendments. The financial information included in these Notes relating to the Company’s financial position as of March 31, 2011 and December 31, 2010, and results of operations for the quarter ended March 31, 2011 have been restated to give effect to the accounting adjustments discussed in Note 13.

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

(3)	Joint Venture and Transactions with NexGen Notes Receivable

In November 2006, the Company licensed its RC technology on an exclusive basis to the Clean Coal joint venture, which was formed in 2006 with NexGen, to market the RC technology. The operating agreement of Clean Coal requires NexGen and the Company to each pay 50% of the costs of operating Clean Coal and specifies certain duties that both parties are obligated to perform. Since its inception, we have been considered the primary economic beneficiary of this joint venture and have consolidated the accounts of Clean Coal. Clean Coal’s primary purpose is to put into operation facilities that produce RC that qualifies for tax credits that are available under Section 45 of the Internal Revenue Code (“Section 45 Tax Credits”). Clean Coal qualified two facilities in 2009 for such purposes and monetized those facilities.

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

(5)	Deferred Revenues

Deferred revenues consists of:

•	billings in excess of costs and earnings on uncompleted contracts;

•	unearned revenues on licensing of the Company’s intellectual property to Arch Coal (as discussed further below); and

•	deferred rent revenue related to Clean Coal’s lease of its RC facilities (also as discussed further below).

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

Stockholders’ equity (deficit) has been restated. The restated ADA portion of stockholders’ deficit for the quarter ended March 31, 2011 includes a $29.9 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets. The restated ADA portion of stockholders’ deficit for the fiscal year ended December 31, 2010 includes a $15.7 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets. See Notes 11 and 13 for additional discussion.

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

Summaries of the guaranties and obligations related to Carbon Solutions are as follows:

As of March 31, 2011
(In thousands)
AC Facility construction contract [1]	$13,300
Equipment contracts [2]	4,300
Sales contract A guarantee [3]	10,000
Sales contract B guarantee [4]	1,000

Total guaranties and obligations	$28,600

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
	(unaudited, in thousands)
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

In August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined it necessary to record a full valuation allowance against the Company’s net deferred tax assets and is restating its consolidated financial statements with this Amendment for the quarterly period ended March 31, 2011 and as of December 31, 2010. See Note 13 for additional discussion.

The Company has provided a full valuation allowance against the deferred tax assets of $29.9 million and $15.7 million as of March 31, 2011 and December 31, 2010, respectively.

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

	Quarter Ended March 31,
	2011	2010
	(In thousands)
Revenue :
EC	$2,033	$3,064
CC	348	803
RC	6,086	0

Total	$8,467	$3,867

Segment Profit (Loss):
EC	$736	$930
CC	14	498
RC	5,566	(645)

Total	$6,316	$783

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Quarter Ended March 31,
	2011 (restated)	2010
	(In thousands)
Total segment profit	$6,316	$783
Non-allocated general and administrative expenses	(4,281)	(4,191)
Depreciation and amortization	(185)	(209)
Interest, other income and other expenses	(38,910)	19
Net equity in net loss from unconsolidated entities	(1,959)	(1,181)
Deferred income tax benefit	—	1,613
Net (income) loss attributable to non-controlling interests	(2,779)	346

Net loss attributable to ADA-ES, Inc.	$(41,798)	$(2,820)

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

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, the Company has restated its consolidated financial statements in this Amendment for the quarterly period ended March 31, 2011 and as of December 31, 2010.

Financial Statement Effect of the Restatement

The tables below show the effect of the above restatement on the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, and the Consolidated Statement of Operations, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Consolidated Statement of Cash Flows for the quarter ended March 31, 2011. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations. The Company also filed its amended Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on October 19, 2012.

Effect on Consolidated Balance Sheets

	As Previously Reported December 31, 2010	Deferred Tax Valuation Allowance	As Restated December 31, 2010
	(Amounts in thousands)
Current Assets
Cash and cash equivalents	$9,696	$—	$9,696
Receivables, net of allowance for doubtful accounts	9,066	—	9,066
Investment in securities	505	—	505
Notes receivable	1,580	—	1,580
Prepaid expenses and other	603	(188)	415

Total current assets	21,450	(188)	21,262

Property and Equipment, at cost	8,041	—	8,041
Less accumulated depreciation and amortization	(3,235)	—	(3,235)

Net property and equipment	4,806	—	4,806

Goodwill, net of amortization	435	—	435
Intangible assets, net of amortization	260	—	260
Investment in unconsolidated entities	14,021	—	14,021
Other assets	—	227	227
Deferred taxes and other assets	15,696	(15,696)	—

Total Assets	$56,668	$(15,657)	$41,011

Total Liabilities	$43,224	$—	$43,224

Stockholders’ Equity (Deficit)
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—
Common stock: no par value, 50,000,000 shares authorized, 7,538,861 shares issued and outstanding, respectively	39,627	—	39,627
Accumulated deficit	(28,218)	(15,657)	(43,875)

Total ADA-ES, Inc. stockholders’ equity (deficit)	11,409	(15,657)	(4,248)
Non-controlling interest	2,035	—	2,035

Total Stockholders’ Equity (Deficit)	13,444	(15,657)	(2,213)

Total Liabilities and Stockholders’ Equity (Deficit)	$56,668	$(15,657)	$41,011

	As Previously Reported March 31, 2011	Deferred Tax Valuation Allowance	As Restated March 31, 2011
	(Amounts in thousands)
Current Assets
Cash and cash equivalents	$9,332	$—	$9,332
Receivables, net of allowance for doubtful accounts	8,645	—	8,645
Investment in securities	505	—	505
Notes receivable	1,009	—	1,009
Prepaid expenses and other	782	(256)	526

Total current assets	20,273	(256)	20,017

Property and Equipment, at cost	8,020	—	8,020
Less accumulated depreciation and amortization	(3,443)	—	(3,443)

Net property and equipment	4,577	—	4,577

Goodwill, net of amortization	435	—	435
Intangible assets, net of amortization	295	—	295
Investment in unconsolidated entities	12,063	—	12,063
Other assets	—	1,281	1,281
Deferred taxes and other assets	30,938	(30,938)	—

Total Assets	$68,581	$(29,913)	$38,668

Total Liabilities	$82,170	$—	$82,170

Stockholders’ Deficit
ADA-ES, Inc. stockholders’ deficit:
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—
Common stock: no par value, 50,000,000 shares authorized 7,608,154 shares issued and outstanding	40,136	—	40,136
Accumulated deficit	(55,760)	(29,913)	(85,673)

Total ADA-ES, Inc. stockholders’ deficit	(15,624)	(29,913)	(45,537)
Non-controlling interest	2,035	—	2,035

Total Stockholders’ Deficit	(13,589)	(29,913)	(43,502)

Total Liabilities and Stockholders’ Deficit	$68,581	$(29,913)	$38,668

Effect on Consolidated Statement of Operations

	Quarter Ended March 31, 2011
	As Previously Reported	Deferred Tax Valuation Allowance	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Benefit (Expense) and Non-controlling Interest	$(39,019)	$—	$(39,019)
Income Tax Benefit (Expense)	14,256	(14,256)	—

Net Loss Before Non-controlling Interest	(24,763)	(14,256)	(39,019)
Non-controlling Interest	(2,779)	—	(2,779)

Net Loss Attributable to ADA-ES, Inc.	$(27,542)	$(14,256)	$(41,798)

Net Loss Per Common Share - Basic and Diluted Attributable to ADA-ES, Inc.	$(3.63)	$(1.88)	$(5.51)

Effect on Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	As Previously Reported March 31, 2011	Deferred Tax Valuation Allowance	As Restated March 31, 2011
	(Amounts in thousands)
ADA-ES Stockholders’ Equity (Deficit)
Balance, January 1, 2011	$11,409	$(15,657)	$(4,248)
Stock-based compensation	416	—	416
Issuance of stock on exercise of options	20	—	20
Issuance of stock to 401(k) plan	90	—	90
Expense of stock issuance and registration	(17)	—	(17)
Net loss	(27,542)	(14,256)	(41,798)

Balance, March 31, 2011	$(15,624)	$(29,913)	$(45,537)

Non-controlling Interest	$2,035	$—	$2,035

Total Stockholders’ Deficit	$(13,589)	$(29,913)	$(43,502)

Effect on Consolidated Statement of Cash Flows

	Quarter Ended March 31, 2011
	As Previously Reported	Deferred Tax Valuation Allowance	As Restated
	(Amounts in thousands)
Net loss	$(27,542)	$(14,256)	$(41,798)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	185	—	185
Deferred tax benefit	(14,255)	14,255	—
Expenses paid with stock, restricted stock and stock options	506	—	506
Net equity in net loss from unconsolidated entities	1,959	—	1,959
Non-controlling interest in income from subsidiaries	2,779	—	2,779
Changes in operating assets and liabilities:
Receivables, net	421	—	421
Prepaid expenses and other	(97)	1	(96)
Accounts payable	(455)	—	(455)
Accrued expenses and other liabilities	422	—	422
Accrued arbitration award and related liability	39,502	—	39,502
Deferred revenue	(1,240)	—	(1,240)

Net cash provided by operating activities	2,185	—	2,185

Net cash used in investing activities	(489)	—	(489)

Net cash used in financing Activities	(2,060)	—	(2,060)

Decrease in Cash and Cash Equivalents	(364)	—	(364)
Cash and Cash Equivalents, beginning of period	9,696	—	9,696

Cash and Cash Equivalents, end of period	$9,332	$—	$9,332

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (restated).

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

Restatement

With this Amendment we have restated the following previously filed consolidated financial statements, data and related disclosures: Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, and the Consolidated Statement of Operations, Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Consolidated Statement of Cash Flows for the quarter ended March 31, 2011. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations. The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements and notes thereto, included in Item 1 of this Amendment, and the audited consolidated financial statements and notes thereto and the MD&A included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 filed on October 19, 2012, as well as the Company’s other filings with the SEC.

The restatement results from management’s determination that a full valuation allowance against the Company’s net deferred tax assets should have been recognized as of December 31, 2010 and all subsequent quarters thereafter.

The following MD&A incorporates the restated figures reflecting this change. For this reason the data set forth in this section may differ from that presented in discussions and data in our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

We have developed and are offering commercial systems to inject dry alkali sorbents for control of acid gases such as SO3 and HCl as well as for control of the criteria pollutant SO2. DSI systems, which cost approximately $2 million to $3 million for an average size plant, provide a low-capital cost alternative to scrubbers for meeting certain provisions of the Air Toxics Rule and the upcoming Clean Air Transport Rule, which was proposed by the EPA on July 6, 2010 (the “Transport Rule”). The Transport Rule would replace the EPA’s 2005 Clean Air Interstate Rule and would require 31 states and the District of Columbia to significantly improve air quality by reducing power plant SO2 and nitrogen oxide emissions that contribute to ozone and fine particle pollution in other states. We conducted full-scale tests of this equipment in 2010 and for the past year ADA has been demonstrating DSI equipment for the control of SO2 and SO3 on plants burning bituminous, PRB, and lignite coals. The DSI approach is also a low-cost option for utilities for meeting the particulate matter standard proposed in the Air Toxics Rule because dry sorbents can capture condensable material that are part of the regulated particulate matter emissions. Experts have predicted that up to a quarter of the 1,200 plus coal fired boilers could be forced to shut down if they were required to add scrubbers and selected catalyst reduction systems which can cost $200 million to $300 million per installation.

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

In September 2010, the RC facilities ramped up production to expected continuous levels and are now treating over 95% of the available coal used by the four generating units at the two power plants. During the first quarter of 2011, these two units generated over $6 million in consolidated revenues for ADA. These production levels are expected to generate between approximately $15 million to $20 million per year in revenues and, after deduction of NexGen’s 50% share, between approximately $7 million to $10 million in pre-tax cash flow and operating income, or approximately $1 per diluted share annually for ADA through 2019 (assuming no significant change in outstanding number of shares).

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

Our consulting revenues increased approximately $439,000 during the first quarter of 2011 compared to the same period in 2010 as we began demonstration and other work related to recent change with the MACT regulations and includes revenue from our Arch Coal non-refundable license. Our consulting revenues contributed approximately $941,000 during the first quarter of 2011 and we expect our consulting revenue to increase as a percentage of EC revenues during 2011 as several customers are seeking advice and evaluation studies on how best to comply with the finalized MACT regulations.

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

CC segment profits decreased by $484,000 or 97% for the quarter ended March 31, 2011 compared to the same period in 2010. The decrease was primarily the result of decreased activities related to our development of CO2 capture technology in 2011.

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

Cost of revenues for the RC segment decreased by $251,000 or 59% for the quarter ended March 31, 2011 compared to the same period in 2010 as we had increased our efforts earlier in 2010 in further developing the technology and modifying the equipment. Costs of revenues are expected to stabilize as the existing RC facilities settle into routine operations. We expect future RC margins to be at a level near 95%.

RC segment profits increased by $6.2 million or 963% for quarter ended March 31, 2011 compared to the same period in 2010 as the two facilities were leased and placed in routine operation in the middle of 2010.

Other Items

General and administrative expenses increased by $237,000 or 5% to approximately $4.8 million for the quarter ended March 31, 2011 compared to the same period for 2010. The dollar increase in 2010 resulted primarily from legal costs related to our legal proceedings with Norit as described below in Part II, Item 1 of this report, which comprise approximately 42% of the overall general and administrative expense for the first quarter of 2011 compared to 62% for the same period in 2010. We expect non-routine legal costs to decrease significantly starting in the fourth quarter of 2011 assuming we can resolve the Norit arbitration and related indemnity claims by then. We expect other components of our G&A to increase in 2011 as we build our infrastructure in preparation for the increased market opportunities anticipated from the several MACT regulations.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Total R&D expense increased by $137,000 or 74% for the quarter ended March 31, 2011 compared to the same period in 2010 as a result of increases in CC and RC activities. We have had no significant direct cost share for R&D under DOE related contracts so far in 2011 or in 2010. The increase in total R&D is related to preparing for growth in the delivery of our ACI systems, as well as our RC activities. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be higher in 2011 compared to 2010. We continue to anticipate that our future R&D expenses will grow in direct proportion to DOE funded CO2 work we perform for the next several years and other technology development we choose to pursue.

We had net interest and other income of $592,000 for the quarter ended March 31, 2011 compared to $19,000 for the same period in 2010 due to the notes receivable and other amounts due from NexGen. We recognized approximately $39.5 million in expenses for the quarter ended March 31, 2011 related to the interim award in the Norit arbitration as described above and in Part II, Item 1 of this report.

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

Our net loss for the quarter ended March 31, 2011 of $41.8 million (restated) or $(5.51) (restated) per share includes our equity in the current quarter losses incurred by Carbon Solutions of $2 million which is included in other income (expense) in the consolidated statement of operations. This amount is reported net of our equity in the net income of CCSS which amounted to $26,000 for the quarter ended March 31, 2011. We expect to continue to report our equity in the losses of Carbon Solutions for the balance of the year and future years as sales ramp up and other development activities continue. Our investment in Carbon Solutions has been reduced by our respective share of such losses. We expect to continue to report our equity in the net income of CCSS for the balance of the year as operations become more consistent. We would have net income of approximately $1.4 million (restated) or $0.19 (restated) per share for the quarter if we exclude the $1.9 million non-routine legal expenses and the $39.5 million in interim award expenses related to the Norit award and disregard the $2 million non-cash loss from Carbon Solutions. There is no tax impact for these adjustments due to the establishment of a valuation allowance against the Company’s deferred tax assets. The foregoing non-GAAP financial measure should not be considered as a substitute for any related financial measure under GAAP; however, we believe that our presentation of this measure provides investors with greater transparency with respect to our results of operations and that it is useful for period-to-period comparisons of results.

Liquidity and Capital Resources

Working Capital

Our principal sources of liquidity are our working capital and our cash flow from RC activities and other operations. We had consolidated cash and cash equivalents totaling $9.3 million at March 31, 2011 compared to consolidated cash and cash equivalents of $9.7 million at December 31, 2010.

At March 31, 2011, we had working capital of $2.9 million (restated) compared to $9.9 million (restated) at December 31, 2010. Our working capital decreased primarily due to the accrual of $6.5 million of liabilities relating to the interim award to Norit as current liabilities. We have long-term liabilities recorded totaling $65.1 million which amount includes our estimate of the long-term liability portion of the interim award related to the Norit matter of $33.0 million, long-term deferred revenue including deferred rental income and other obligations of $3.4 million, and indemnity costs related to the Norit award of $28.7 million as of March 31, 2011. Although we had positive operating cash flow for the quarter ended March 31, 2011, this trend will likely not continue in 2011, depending upon the timing of payments related to the Norit interim award and indemnity costs. We expect Clean Coal to use its $10 million line of credit and cash flow from operations to fund amounts required to place additional RC facilities into operation.

Our stockholders’ deficit was approximately $43.5 million (restated) as of March 31, 2011 compared to $2.2 million (restated) as of December 31, 2010. The increase in deficit is primarily due to the expenses recorded related to the Norit interim award and the recording of a valuation allowance against the Company’s net deferred tax assets (see Note 13 for the effect of the restatement on stockholders’ deficit).

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

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of March 31, 2011 our trade receivables balance was $8.6 million, which was offset by billings in excess of recognized income of $389,000 for a net of $8.2 million compared to $8.6 million at December 31, 2010.

Our trade receivables balance was lower at March 31, 2011 compared to December 31, 2010, due to the nature and timing of our billing for the RC projects and milestones for our ACI systems contracts.

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

We had net current deferred tax assets of $256,000 and net long-term deferred tax assets of $29.6 million as of March 31, 2011 compared to net current deferred tax assets of $188,000 and net long-term deferred tax assets of $15.5 million as of December 31, 2010. The current and long-term amounts for both periods have subsequently been reduced to zero by recording a full valuation allowance. As discussed above and in Notes 11 and 13 to the restated consolidated financial statements, in August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that a full valuation allowance against the Company’s net deferred tax assets should have been recognized as of December 31, 2010 and for each subsequent quarter thereafter. Management determined that it was necessary to record the valuation allowance against the Company’s deferred tax assets after reconsidering the weight given in the original assessment to the relevant information used to measure the positive and negative evidence regarding the potential for ultimate realization of the deferred tax assets.

Cash flow provided by operations totaled $2.2 million for the quarter ended March 31, 2011 compared to cash flow used in operations of $986,000 for the same period in 2010. The change in operating cash flow primarily resulted from an increase in accrued arbitration award and other liability of $39.5 million, an increase in our accrued indemnity liability of $1.3 million, and a decrease in accounts receivable of $421,000, which were offset by a decrease in accounts payable of $455,000 and a decrease in deferred revenue of $1.2 million. These changes in our operating assets and liabilities correspond to the nature and timing of our procurement and billing cycle and development activities. In addition, adjustments related to non-cash operating activities included expenses paid with stock and restricted stock of $506,000, depreciation and amortization of $185,000, non-controlling interest in Clean Coal of $2.8 million and our net minority equity interest which increased our cash flow provided by operations.

Net cash used in investing activities was $489,000 for the quarter ended March 31, 2011 compared to $58,000 for the same period in 2010. The cash provided by investing activities consisted of payments of $571,000 received from NexGen related to their notes receivable to us offset by purchases of equipment and development projects of $1.1 million.

Cash used in financing activities was $2.1 million for the quarter ended March 31, 2011 compared to cash provided by financing activities of $1.7 million for the same period in 2010. Sources of financing included the net borrowings on the line of credit of $716,000 and equity contributions of $250,000, offset by distributions to the non-controlling interest of $3.0 million.

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

Evaluation of Disclosure Controls and Procedures

When our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 was filed on May 13, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. Subsequent to that evaluation, our management identified an error related to the establishment and maintenance of a valuation allowance against deferred tax assets, as discussed below. This error had a material effect on the Company’s previously issued consolidated financial statements. As a result of this error, we determined that the consolidated financial statements for the fiscal years ended December 31, 2010 and 2011 and the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012 and June 30, 2012 should not be relied upon and needed to be restated (see Note 13 in the accompanying restated consolidated financial statements for further discussion) and identified the material weakness described below.

Changes in Internal Control Over Financial Reporting

In connection with the identification of the error in our financial statements described above and in Note 13 to our restated consolidated financial statements, management has identified the following deficiency that constituted a material weakness in our internal control over financial reporting for the periods described above:

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

As previously disclosed, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we have taken steps subsequent to the period covered by this Amendment to remedy the material weakness in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits (restated).

10.83	Credit Agreement by and between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated as of March 31, 2011(1)
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q filed on May 13, 2011 (File No. 000-50216).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc. Registrant

Date: October 19, 2012	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer

Date: October 19, 2012	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer

EXHIBIT INDEX (restated)

10.83	Credit Agreement by and between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated as of March 31, 2011(1)
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q filed on May 13, 2011 (File No. 000-50216).