Form 10-Q/A
period 2012-03-31
ADA-ES INC
filed 2012-10-19
CIK 1223112

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

EXPLANATORY NOTE

ADA-ES, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2012 (the “Original Filing”). This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as of March 31, 2012 and December 31, 2011 and for the quarters ended March 31, 2012 and 2011 as discussed below and in Note 13 to the accompanying restated consolidated financial statements.

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

Reclassification of Equity Interest

The Company had previously classified the equity interest of an affiliate of the Goldman Sachs Group (“GS”) in our joint venture, Clean Coal Solutions, LLC (“Clean Coal”), as a non-controlling interest in stockholders’ equity (deficit) on the Company’s Consolidated Balance Sheet as of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012. In June 2012, after completion of a review and evaluation of the operating agreement of Clean Coal and the members’ rights and obligations thereof and applicable accounting authoritative literature, management determined that the GS interest would be more appropriately classified as temporary equity as of June 30, 2011 and for each subsequent quarter thereafter because of a provision in the Clean Coal operating agreement that permits GS to require redemption of its interest under certain limited circumstances. As a result, the Company is restating its consolidated financial statements for the quarter ended March 31, 2012 and as of December 31, 2011 to reflect the GS interest as temporary equity on the Company’s consolidated balance sheet.

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

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined that it was necessary to record a full valuation allowance against the Company’s deferred tax assets and is restating the consolidated financial statements for the quarterly periods ended March 31, 2012 and 2011 and as of December 31, 2011.

2. Impact on the Consolidated Financial Statements

The financial statement effect of these changes on the Company’s Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, and the Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and 2011 is discussed in Note 13 in the accompanying consolidated financial statements. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results. The Company also amended its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 on October 19, 2012.

3. Internal Control over Financial Reporting and Disclosure Controls and Procedures Considerations

Management has concluded that material weaknesses in the Company’s internal control over financial reporting existed related to the accounting for the equity investment in Clean Coal that has been held by an affiliate of GS since May 2011 and the establishment and maintenance of a valuation allowance against the Company’s deferred tax assets. Accordingly, this Amendment amends the Company’s disclosures regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of March 31, 2012.

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

Part I - Item 1 (Consolidated Financial Statements), Part I - Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part I - Item 4 (Controls and Procedures) have been amended from the Original Filing as a result of the restatement. Part II – Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) has been amended to reflect certain sales of our common stock under our Amended and Restated 2007 Equity Incentive Plan and Part II – Item 6 (Exhibits) has been amended to, among other things, include currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Part I. – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Restated, see Note 13)
	(Restated, see Note 13)
ASSETS
Current Assets
Cash and cash equivalents	$28,328	$40,879
Receivables, net of allowance for doubtful accounts	7,557	5,914
Investment in securities	403	508
Prepaid expenses and other assets	1,669	1,532

Total current assets	37,957	48,833

Property and Equipment, at cost	47,754	41,771
Less accumulated depreciation and amortization	(5,649)	(4,651)

Net property and equipment	42,105	37,120

Investment in unconsolidated entity	1,126	590
Other assets	881	931

Total other assets	2,007	1,521

Total Assets	$82,069	$87,474

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$6,631	$10,058
Accrued payroll and related liabilities	1,120	2,545
Line of credit	17,643	10,873
Deposits	11,900	14,900
Deferred revenue and other liabilities	5,408	5,105
Settlement awards and related accrued liabilities	3,884	3,983

Total current liabilities	46,586	47,464

Long-term Liabilities
Line of credit	—	3,624
Settlement awards and indemnity liability	5,000	5,200
Deferred revenue	1,105	—
Accrued warranty and other liabilities	658	632

Total long-term liabilities	6,763	9,456

Total Liabilities	53,349	56,920

Commitments and Contingencies (Note 10)

Temporary Equity - Non-controlling Interest Subject to Possible Redemption	60,000	60,000

Stockholders’ Deficit
ADA-ES, Inc. stockholders’ deficit
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 10,003,905 and 9,996,144 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	63,310	63,184
Accumulated deficit	(69,114)	(66,694)

Total ADA-ES, Inc. stockholders’ deficit	(5,804)	(3,510)
Non-controlling interest	(25,476)	(25,936)

Total Stockholders’ Deficit	(31,280)	(29,446)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$82,069	$87,474

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended March 31,
	2012	2011
	(Restated, see Note 13)	(Restated, see Note 13)
Revenue
Refined coal	$15,174	$6,086
Emission control	2,764	2,033
CO2 capture	282	348

Total revenues	18,220	8,467

Cost of Revenues
Refined coal	12,043	175
Emission control	2,068	836
CO2 capture	117	283

Total cost of revenues	14,228	1,294

Gross Margin before Depreciation and Amortization	3,992	7,173

Other Costs and Expenses
General and administrative	3,639	4,817
Research and development	564	321
Depreciation and amortization	1,024	185

Total expenses	5,227	5,323

Operating Income (Loss)	(1,235)	1,850

Other Income (Expense)
Net equity in net income (loss) from unconsolidated entities	36	(1,959)
Other income including interest	99	592
Interest expense	(470)	—
Settlement of litigation and arbitration award, net	(284)	(39,502)

Total other income (expense)	(619)	(40,869)

Loss from Continuing Operations Before Income Taxes and Non-controlling Interest	(1,854)	(39,019)

Income Taxes	—	—

Net Loss Before Non-controlling Interest	(1,854)	(39,019)

Non-controlling Interest	(566)	(2,779)

Net Loss Attributable to ADA-ES, Inc.	$(2,420)	$(41,798)

Net Loss Per Common Share – Basic and Diluted Attributable to ADA-ES, Inc.	$(0.24)	$(5.51)

Weighted Average Common Shares Outstanding	9,999	7,579

Weighted Average Diluted Common Shares Outstanding	9,999	7,579

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Quarters Ended March 31, 2012 and 2011

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		(Accumulated	Total ADA-ES Stockholders’	Non- controlling	Total
	Shares	Amount	Deficit)	Deficit	Interest	Deficit
Balances, January 1, 2011 (Restated, see Note 13)	7,538,861	$39,627	$(43,875)	$(4,248)	$2,035	$(2,213)
Stock-based compensation	59,573	416	—	416	—	416
Issuance of stock to 401(k) plan	7,504	90	—	90	—	90
Issuance of stock on exercise of options	2,216	20	—	20	—	20
Equity contributions by non-controlling interest	—	—	—	—	250	250
Distributions to non-controlling interest	—	—	—	—	(3,029)	(3,029)
Expense of stock issuance and registration	—	(17)	—	(17)	—	(17)
Net (loss) income (restated)	—	—	(41,798)	(41,798)	2,779	(39,019)

Balances, March 31, 2011, as restated	7,608,154	$40,136	$(85,673)	$(45,537)	$2,035	$(43,502)

Balances, January 1, 2012 (Restated, see Note 13)	9,996,144	$63,184	$(66,694)	$(3,510)	$(25,936)	$(29,446)
Stock-based compensation	2,235	47	—	47	—	47
Issuance of stock to 401(k) plan	3,859	84	—	84	—	84
Issuance of stock on exercise of options	1,667	17	—	17	—	17
Distributions to non-controlling interest	—	—	—	—	(106)	(106)
Expense of stock issuance and registration	—	(22)	—	(22)	—	(22)
Net (loss) income (restated)	—	—	(2,420)	(2,420)	566	(1,854)

Balances, March 31, 2012, as restated	10,003,905	$63,310	$(69,114)	$(5,804)	$(25,476)	$(31,280)

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Quarter Ended March 31,
	2012	2011
	(Restated, see Note 13)	(Restated, see Note 13)
Cash Flows from Operating Activities
Net loss	$(2,420)	$(41,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,024	185
Expenses paid with stock, restricted stock and stock options	131	506
Net equity in net (income) loss from unconsolidated entities	(36)	1,959
Non-controlling interest in income from subsidiaries	566	2,779
Changes in operating assets and liabilities:
Receivables, net	(1,643)	421
Prepaid expenses and other assets	(62)	(95)
Accounts payable	(3,427)	(456)
Accrued payroll, expenses and other related liabilities	(1,425)	422
Deposits	(3,000)	—
Deferred revenue and other liabilities	1,434	(1,240)
Settlement awards and related accrued liabilities	(300)	39,502

Net cash provided by (used in) operating activities	(9,158)	2,185

Cash Flows from Investing Activities
Maturity of investment	105	—
Principal payments received on notes receivable	—	571
Capital expenditures for equipment, patents and development projects	(6,033)	(1,060)

Net cash used in investing activities	(5,928)	(489)

Cash Flows from Financing Activities
Net borrowings under line of credit	3,146	716
Loan to unconsolidated entity	(500)	—
Non-controlling interest equity contributions	—	250
Distributions to non-controlling interest	(106)	(3,029)
Exercise of stock options	17	—
Issuance of common stock	—	20
Stock issuance and registration costs	(22)	(17)

Net cash provided by (used in) financing activities	2,535	(2,060)

Decrease in Cash and Cash Equivalents	(12,551)	(364)
Cash and Cash Equivalents, beginning of period	40,879	9,696

Cash and Cash Equivalents, end of period	$28,328	$9,332

Supplemental Schedule of Non-Cash Flow Investing and Financing Activities
Stock and stock options issued for services	$131	$506

Cash paid for interest	$686	$—

Accrued capital expenditures	$1,920	$—

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

The consolidated balance sheet as of December 31, 2011, which has been derived from restated audited financial statements, and the accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial statements of ADA, ADES, ADA IP, ADA LLC and Clean Coal. All significant intercompany balances and transactions have been eliminated in consolidation.

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

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011, as amended and restated. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K and its amendments. The financial information included in these Notes relating to the Company’s financial position as of March 31, 2012 and December 31, 2011, and results of operations for the quarters ended March 31, 2012 and 2011 have been restated to give effect to the accounting adjustments discussed in Note 13.

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

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Current assets	$35,051	$22,609
Property, equipment, and other long-term assets	2,775	3,682

Total Assets	$37,826	$26,291

Total Liabilities	$23,969	$15,988

	Quarter Ended March 31
	2012	2011
	(in thousands)
Net revenue	$38,792	$48,585
Net income- attributed to CCSS	$73	$53

(3)	Joint Venture Investment in Clean Coal (restated)

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

In September 2011, ADA, NexGen, and GS entered into the First Amendment to the Second Amended and Restated Operating Agreement pursuant to which ADA and NexGen each transferred their 2.5% member interests in each of Clean Coal’s subsidiaries back to Clean Coal. As a result of these transactions, ADA’s interest in Clean Coal’s net profits and losses is now 42.5%. This restructuring of ownership interests did not change the financial relationships of the parties and ADA still maintains a 50% governance interest in Clean Coal. Since its inception, ADA has been considered the primary economic beneficiary of this joint venture and has consolidated the accounts of Clean Coal.

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

Basic net loss per share is computed based on the weighted average common shares outstanding in the period. Diluted net loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

All outstanding stock options (see Note 7) to purchase shares of common stock for the quarters ended March 31, 2012 and 2011 were excluded from the calculation of diluted shares, as their effect is anti-dilutive.

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

As described in Note 3, in May 2011, ADA and NexGen entered into a transaction in which Clean Coal sold an effective 15% interest of the equity in Clean Coal to GS. Approximately 15.8 units of non-voting Class B membership interests were issued to GS for $60 million in cash. ADA and NexGen each received $30 million as a result of the sale. In conjunction with the closing of the purchase agreement, ADA, NexGen and GS entered into a Second Amended and Restated Operating Agreement and ADA and NexGen each exchanged 50 units of membership interests for approximately 42.1 voting Class A units in Clean Coal (each of which represents a 50% voting interest). Since the transaction did not result in a change in control of Clean Coal, the amount received from this transaction was originally recorded to stockholders’ equity (deficit) net of the tax effect of $11 million.

The terms of the Operating Agreement permit GS to require redemption of the unreturned portion of its initial $60 million investment in Clean Coal plus a return of 15% under certain limited circumstances. In June 2012, after completion of a review and evaluation of the applicable agreement and accounting authoritative literature, management determined that GS’s interest in Clean Coal is more appropriately classified as temporary equity as a result of the provision in the agreement for possible redemption of the unreturned portion of GS’s investment plus the required return under certain limited circumstances. As a result, this transaction has been recorded as temporary equity on the restated consolidated balance sheets as of March 31, 2012 and December 31, 2011. See Notes 9 and 13 for additional discussion.

(9)	Stockholders’ Equity (Deficit) (restated)

Stockholders’ equity (deficit) has been restated. The restated ADA portion of stockholders’ equity (deficit) for the period ended March 31, 2012 includes a $30 million reduction attributable to the reclassification of temporary equity as discussed in Note 8 and a $19.6 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets. The restated ADA portion of stockholders’ equity (deficit) for the fiscal year ended December 31, 2011 includes a $30 million reduction attributable to the reclassification of temporary equity and a $18.6 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets. See Notes 11 and 13 for additional discussion.

Non-Controlling Interest

The non-controlling interest portion of stockholders’ equity (deficit) includes such interests related to Clean Coal. As discussed in Note 8, the restated non-controlling interest portion of stockholders’ equity (deficit) for the quarter ended March 31, 2012 and at December 31, 2011 includes a $30 million reduction attributable to the reclassification of temporary equity. See Note 13 for additional discussion.

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

In August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined it necessary to record a full valuation allowance against the Company’s net deferred tax assets and is restating the consolidated financial statements with this Amendment for the quarterly periods ended March 31, 2012 and 2011 and as of December 31, 2011. See Note 13 for additional discussion.

The Company has provided a full valuation allowance against the deferred tax assets of $19.6 million and $18.6 million as of March 31, 2012 and December 31, 2011, respectively.

(12)	Business Segment Information (restated)

The following information relates to the Company’s three reportable segments: Refined coal (“RC”), Emission control (“EC”) and CO2 capture (“CC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies and the U.S Government.

	Quarter Ended March 31,
	2012	2011
	(in thousands)
Revenue
RC
Rental income	$5,391	$6,086
Coal sales	9,773	—
Other revenues	10	—

	15,174	6,086

EC
Systems and equipment	1,412	948
Consulting and development	1,135	646
Chemicals	217	439

	2,764	2,033

CC	282	348

Total	$18,220	$8,467

Segment profit
RC	$1,786	$5,566
EC	75	736
CC	62	14

Total	$1,923	$6,316

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Quarter Ended March 31,
	2012 (Restated)	2011 (Restated)
	(in thousands)
Total segment profit	$1,923	$6,316
Non-allocated general and administrative expenses	(2,134)	(4,281)
Depreciation and amortization	(1,024)	(185)
Other income including interest	99	592
Interest expense	(470)	—
Settlement of litigation and arbitration award, net	(284)	(39,502)
Net equity in net income (loss) of unconsolidated entities	36	(1,959)
Deferred income tax benefit	—	—
Net (income) loss attributable to non-controlling interest	(566)	(2,779)

Net loss attributable to ADA-ES, Inc.	$(2,420)	$(41,798)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to any one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, legal fees, audit fees and corporate governance expenses.

(13)	Restatement of Consolidated Financial Statements

Reclassification of Equity Interest

On its Current Report on Form 8-K dated June 20, 2012, the Company reported management’s determination that the Company’s consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2011 and its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2011, September 30, 2011 and March 31, 2012 should no longer be relied upon and should be restated. Management made this determination following an assessment of the accounting treatment of the equity in Clean Coal that has been held by an affiliate of GS since May 2011.

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

As a result, the Company has restated its consolidated financial statements in this Amendment for the quarterly period ended March 31, 2012 and as of December 31, 2011. The effect of the restatement on the Company’s consolidated balance sheets as of March 31, 2012 and December 31, 2011 and consolidated statement of changes in stockholders’ equity (deficit) for the quarter ended March 31, 2012 is that GS’s interest in Clean Coal has been reclassified as temporary equity rather than as part of stockholders’ equity (deficit).

Deferred Tax Assets Valuation Allowance

On its Current Report on Form 8-K dated August 14, 2012, the Company reported management’s determination that the Company’s consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal years ended December 31, 2010 and December 31, 2011 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012 and June 30, 2012 should no longer be relied upon and should be restated. After extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that a full valuation allowance against the Company’s net deferred tax assets should have been recognized as of December 31, 2010 and for each subsequent quarter thereafter. Management determined that it was necessary to record the valuation allowance against the Company’s deferred tax assets after reconsidering the weight given in the original assessment to the relevant information used to measure the positive and negative evidence regarding the potential for ultimate realization of the deferred tax assets.

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historic losses outweighed more subjective positive evidence of anticipated future income. As a result, the Company has restated its consolidated financial statements in this Amendment as of and for the quarterly periods ended March 31, 2012 and 2011 and as of December 31, 2011.

Financial Statement Effect of the Restatement

The tables below show the effect of the above restatement on the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, and the Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and 2011. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations. The Company also amended its Annual Reports on Form 10-K for the fiscal years ended December 31, 2011 and 2010 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 on October 19, 2012.

Effect on Consolidated Balance Sheets

		Restatement Adjustments
	As Previously Reported December 31, 2011	Deferred Tax Valuation Allowance	Temporary Equity	As Restated December 31, 2011
	(Amounts in thousands)
Current Assets
Cash and cash equivalents	$40,879	$—	$—	$40,879
Receivables, net of allowance for doubtful accounts	5,914	—	—	5,914
Investment in securities	508	—	—	508
Prepaid expenses and other assets	3,924	(2,392)	—	1,532

Total current assets	51,225	(2,392)	—	48,833

Property and Equipment, at cost	41,771	—	—	41,771
Less accumulated depreciation and amortization	(4,651)	—	—	(4,651)

Net property and equipment	37,120	—	—	37,120

Investment in unconsolidated entities	590	—	—	590
Deferred taxes and other assets	16,233	(16,233)	—	—
Other assets	931	—	—	931

Total other assets	17,754	(16,233)	—	1,521

Total Assets	$106,099	$(18,625)	$—	$87,474

Total Liabilities	$56,920	$—	$—	$56,920

Temporary Equity - Non-controlling Interest Subject to Possible Redemption	—	—	60,000	60,000

Stockholders’ Equity (Deficit)
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—	—
Common stock: no par value, 50,000,000 shares authorized, 9,996,144 shares issued and outstanding	93,184	—	(30,000)	63,184
Accumulated deficit	(48,069)	(18,625)	—	(66,694)

Total ADA-ES, Inc. stockholders’ equity (deficit)	45,115	(18,625)	(30,000)	(3,510)
Non-controlling interest	4,064	—	(30,000)	(25,936)

Total Stockholders’ Equity (Deficit)	49,179	(18,625)	(60,000)	(29,446)

Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)	$106,099	$(18,625)	$—	$87,474

		Restatement Adjustments
	As Previously Reported March 31, 2012	Deferred Tax Valuation Allowance	Temporary Equity	As Restated March 31, 2012
	(Amounts in thousands)
Current Assets
Cash and cash equivalents	$28,328	$—	$—	$28,328
Receivables, net of allowance for doubtful accounts	7,557	—	—	7,557
Investment in securities	403	—	—	403
Prepaid expenses and other assets	4,087	(2,418)	—	1,669

Total current assets	40,375	(2,418)	—	37,957

Property and Equipment, at cost	47,754	—	—	47,754
Less accumulated depreciation and amortization	(5,649)	—	—	(5,649)

Net property and equipment	42,105	—	—	42,105

Investment in unconsolidated entities	1,126	—	—	1,126
Deferred taxes	17,226	(17,226)	—	—
Other assets	881	—	—	881

Total other assets	19,233	(17,226)	—	2,007

Total Assets	$101,713	$(19,644)	$—	$82,069

Total Liabilities	$53,349	$—	$—	$53,349

Temporary Equity - Non-controlling Interest Subject to Possible Redemption	—	—	60,000	60,000

Stockholders’ Equity (Deficit)
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—	—
Common stock: no par value, 50,000,000 shares authorized, 10,003,905 shares issued and outstanding	93,310	—	(30,000)	63,310
Accumulated deficit	(49,470)	(19,644)	—	(69,114)

Total ADA-ES, Inc. stockholders’ equity (deficit)	43,840	(19,644)	(30,000)	(5,804)
Non-controlling interest	4,524	—	(30,000)	(25,476)

Total Stockholders’ Equity (Deficit)	48,364	(19,644)	(60,000)	(31,280)

Total Liabilities, Temporary Equity and Stockholders Equity (Deficit)	$101,713	$(19,644)	$—	$82,069

Effect on Consolidated Statements of Operations

	Quarter Ended March 31, 2011
		Restatement Adjustments
		Deferred Tax
	As Previously Reported	Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	$(39,019)	$—	$—	$(39,019)
Income Tax Benefit	14,256	(14,256)	—	—

Net Loss Before Non-controlling Interest	(24,763)	(14,256)	—	(39,019)
Non-controlling Interest	(2,779)	—	—	(2,779)

Net Loss Attributable to ADA-ES, Inc.	$(27,542)	$(14,256)	$—	$(41,798)

Net Loss Per Common Share - Basic and Diluted Attributable to ADA-ES, Inc.	$(3.63)	$(1.88)	$—	$(5.51)

	Quarter Ended March 31, 2012
		Restatement Adjustments
		Deferred Tax
	As Previously Reported	Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	$(1,854)	$—	$—	$(1,854)
Income Tax Benefit	1,019	(1,019)	—	—

Net Loss Before Non-controlling Interest	(835)	(1,019)	—	(1,854)
Non-controlling Interest	(566)	—	—	(566)

Net Loss Attributable to ADA-ES, Inc.	(1,401)	(1,019)	—	$(2,420)

Net Loss Per Common Share - Basic and Diluted Attributable to ADA-ES, Inc.	$(0.14)	$(0.10)	$—	$(0.24)

Effect on Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

		Restatement Adjustments
	As Previously Reported	Deferred Tax		As Restated
	March 31, 2011	Valuation Allowance	Temporary Equity	March 31, 2011
	(Amounts in thousands)
ADA-ES Stockholders’ Deficit
Balance, January 1, 2011	$11,409	$(15,657)	$—	$(4,248)
Stock-based compensation	416	—	—	416
Issuance of stock to 401(k) plan	90	—	—	90
Issuance of stock on exercise of options	20	—	—	20
Expense of stock issuance and registration	(17)	—	—	(17)
Net loss	(27,542)	(14,256)	—	(41,798)

Balance, March 31, 2011	(15,624)	(29,913)	—	(45,537)
Non-controlling Interest, March 31, 2011	2,035	—	—	2,035

Total Stockholders’ Deficit	$(13,589)	$(29,913)	$—	$(43,502)

		Restatement Adjustments
	As Previously Reported	Deferred Tax		As Restated
	March 31, 2012	Valuation Allowance	Temporary Equity	March 31, 2012
	(Amounts in thousands)
ADA-ES Stockholders’ Equity (Deficit)
Balance, January 1, 2012	$45,115	$(18,625)	$(30,000)	$(3,510)
Stock-based compensation	47	—	—	47
Issuance of stock to 401(k) plan	84	—	—	84
Issuance of stock on exercise of options	17	—	—	17
Expense of stock issuance and registration	(22)	—	—	(22)
Net loss	(1,401)	(1,019)		(2,420)

Balance, March 31, 2012	$43,840	$(19,644)	$(30,000)	$(5,804)

Non-controlling Interest
Balance, January 1, 2012	$4,064	$—	$(30,000)	$(25,936)
Distributions to non-controlling interest	(106)	—		(106)
Net income	566	—	—	566

Balance, March 31, 2012	$4,524	$—	$(30,000)	$(25,476)

Total Stockholders’ Equity (Deficit)	$48,364	$(19,644)	$(60,000)	$(31,280)

Effect on Consolidated Statements of Cash Flows

	Quarter Ended March 31, 2011
		Restatement Adjustments
	As Previously Reported	Deferred Tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Net loss	$(27,542)	$(14,256)	$—	$(41,798)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	185	—	—	185
Deferred tax expense (benefit)	(14,256)	14,256	—	—
Expenses paid with stock, restricted stock and stock options	506	—	—	506
Net equity in net (income) loss from unconsolidated entities	1,958	—	—	1,958
Non-controlling interest in income from subsidiaries	2,779	—	—	2,779
Changes in operating assets and liabilities:
Receivables, net	421	—	—	421
Prepaid expenses and other	(95)	—	—	(95)
Accounts payable	(455)	—	—	(455)
Accrued payroll, expenses and other liabilities	422	—	—	422
Deferred revenue and other liabilities	(1,240)	—	—	(1,240)
Settlement awards and related accrued liabilities	39,502	—	—	39,502

Net cash provided by operating activities	2,185	—	—	2,185

Net cash used in investing activities	(489)	—	—	(489)

Net cash used in financing activities	(2,060)	—	—	(2,060)

Decrease in Cash and Cash Equivalents	(364)	—	—	(364)
Cash and Cash Equivalents, beginning of period	9,696	—	—	9,696

Cash and Cash Equivalents, end of period	$9,332	$—	$—	$9,332

	Quarter Ended March 31, 2012
		Restatement Adjustments
	As Previously Reported	Deferred Tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Net loss	$(1,401)	$(1,019)	$—	$(2,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,024	—	—	1,024
Deferred tax benefit	(1,019)	1,019	—	—
Expenses paid with stock, restricted stock and stock options	131	—	—	131
Net equity in net (income) loss from unconsolidated entities	(36)	—	—	(36)
Non-controlling interest in income from subsidiaries	566	—	—	566
Changes in operating assets and liabilities:
Receivables, net	(1,643)	—	—	(1,643)
Prepaid expenses and other assets	(62)	—	—	(62)
Accounts payable	(3,427)	—	—	(3,427)
Accrued payroll, expenses and other related liabilities	(1,425)	—	—	(1,425)
Deposits	(3,000)	—	—	(3,000)
Deferred revenue and other liabilities	1,434	—	—	1,434
Settlement awards and related accrued liabilities	(300)	—	—	(300)

Net cash used in operating activities	(9,158)	—	—	(9,158)

Net cash used in investing activities	(5,928)	—	—	(5,928)

Net cash provided by financing activities	2,535	—	—	2,535

Decrease in Cash and Cash Equivalents	(12,551)	—	—	(12,551)
Cash and Cash Equivalents, beginning of period	40,879	—	—	40,879

Cash and Cash Equivalents, end of period	$28,328	$—	$—	$28,328

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (restated).

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

Restatement

With this Amendment we have restated the following previously filed consolidated financial statements, data and related disclosures: Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, and the Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and 2011. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations. The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Amendment and the audited consolidated financial statements and notes thereto and the MD&A included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 filed on October 19, 2012, as well as the Company’s other filings with the SEC.

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

The following MD&A incorporates the restated figures reflecting these changes. For this reason the data set forth in this section may differ from that presented in discussions and data in our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

The primary drivers for many of our EC products and services are environmental laws and regulations impacting the electric power generation industry. Environmental regulations, such as the 1990 Clean Air Act Amendments, the recently enacted Mercury and Air Toxics Standards (“MATS”) regulations, upcoming Industrial Boiler (“IBMACT”) regulations, various state regulations and permitting requirements for coal-fired power plants are requiring electric power generators to reduce emissions of pollutants, such as particulate matter, SO2, NOx , mercury, and acid gases. We are a key supplier of mercury control equipment and services, which includes ACI systems, to the EC market whose commercial equipment component first began in 2005 when several individual states began to require limits on mercury emissions. We also offer DSI systems to control SO2 and acid gases such as HCI.

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

Cost of revenues for the RC segment increased by $11.9 million to $12 million for the quarter ended March 31, 2012 compared to the same period in 2011. Costs increased due primarily to the cost of coal acquired to test RC facilities placed in service which costs approximate the revenues realized on its sale noted above. We expect future RC margins irrespective of coal purchases and sales for the RC facilities leased to others to be at a level near 90%.

RC segment profits decreased by $3.8 million or 68% for quarter ended March 31, 2012 compared to the same period in 2011 primarily as a result of less coal burned at the utilities where the leased RC facilities are located due to seasonal decreases in demand, the cost of operating certain RC facilities for our own account and one-time costs incurred as we work through moving the placed in service facilities to long-term operations. These amounts are prior to the allocation of such profits to the non-controlling interest of Clean Coal.

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

CC segment profits increased by $48,000 to $62,000 for the quarter ended March 31, 2012 compared to the same period in 2011. The increase was primarily the result of a decrease in the use of subcontractors related to our development of CO2 capture technology in 2012.

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

Other Items

General and administrative expenses decreased by $1.2 million or 24% to approximately $3.6 million for the quarter ended March 31, 2012 compared to the same period for 2011. Legal expenses decreased $1.8 million for the quarter ended March 31, 2012 compared to the same period in 2011. Legal expenses in 2011 resulted primarily from costs related to our legal proceedings and settlements as described in prior filings. We believe our legal expenses have now returned to more routine levels. This decrease was offset by increases in compensation costs and other general and administrative costs totaling $404,000 and $171,000, respectively, from the same period in 2011 which are primarily due to an increase in staff in anticipation of increased business. We expect general and administrative expenses to increase as we continue to add additional resources to prepare for increased business opportunities.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Total R&D expense increased by $243,000 or 76% for the quarter ended March 31, 2012 compared to the same period in 2011 as a result of increases in EC and RC activities. We have had no significant direct cost share for R&D under DOE related contracts so far in 2012 or in 2011. The increase in R&D is related to preparing for growth in the delivery of our ACI systems, as well as our RC activities. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded are expected to be higher in 2012 compared to 2011. We continue to anticipate that our future R&D expenses will grow in direct proportion to DOE funded CO2 work we perform for the next several years and other technology development we choose to pursue.

We had other income including interest of $99,000 for the quarter ended March 31, 2012 compared to $592,000 for the same period in 2011. The 2011 amount was due to the notes receivable and other amounts due from NexGen received in 2011. We recognized $284,000 in expenses related to royalty payments for the quarter ended March 31, 2012 and $39.5 million for same period in 2011 related to legal proceedings and settlements as discussed in prior filings. We had interest expense of $470,000 for the quarter ended March 31, 2012 related to the line of credit agreement and due to the tax treatment of the sale of a portion of our interest in Clean Coal to GS.

The consolidated financial statements have been restated to include a full valuation allowance against the deferred tax assets as discussed in Note 13 of the notes to the restated consolidated financial statements. Our income tax rate includes the effect of Section 45 tax credits from Clean Coal that will be apportioned to ADA.

The net operating loss from continuing operations before income tax benefit and non-controlling interest was $1.9 million for the quarter ended March 31, 2012 compared to $39 million for the same period in 2011. The decrease in the net operating loss in 2012 is due in large part to the decrease in legal and settlement costs associated with our arbitration and litigation and a decrease in our net loss from unconsolidated entities as a result of the relinquishment of our interest in ADA Carbon Solutions, LLC in the fourth quarter of 2011.

Liquidity and Capital Resources

Working Capital

Our principal sources of liquidity are our anticipated cash flows from RC activities and other operations. We had consolidated cash and cash equivalents totaling $28.3 million at March 31, 2012 compared to consolidated cash and cash equivalents of $40.9 million at December 31, 2011.

At March 31, 2012, we had a working capital deficit of $8.6 million (restated) compared to working capital of $1.4 million (restated) at December 31, 2011. Included in that amount are deposits and deferred revenues amounting to $17.3 million. The reduction was primarily due to a decrease in cash and cash equivalents and an increase in the outstanding balance on Clean Coal’s line of credit and includes a $1 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets. See Notes 11 and 13 for additional discussion.

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

Our stockholders’ deficit was $31.3 million (restated) as of March 31, 2012 compared to $29.4 million (restated) as of December 31, 2011. The increase in stockholders’ deficit is primarily due to the net loss for the quarter and as restated, includes the effect of recording a valuation allowance against the Company’s net deferred tax assets (see Note 13 for the effect of the restatement on stockholders’ deficit).

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

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of March 31, 2012 our trade receivables balance was $7.6 million, which was offset by billings in excess of recognized income of $190,000 or a net of $7.4 million compared to $5.9 million at December 31, 2011. Our trade receivables balance was higher at March 31, 2012 compared to December 31, 2012 primarily due to the nature and timing of our billing milestones for our ACI systems contracts.

Under our defined contribution and 401(k) retirement plan, we match up to 7% of limited salary amounts deferred by employees in the Plan. During the quarter ended March 31, 2012, we recognized $84,000 of matching expense which payment was made with our stock. Our matching expense is expected to amount to $460,000 for 2012 depending on employee participation in the plan.

We had recorded net current deferred tax assets of $2.4 million and long-term deferred tax assets of $17.2 million as of March 31, 2012 compared to net current deferred tax assets of $2.4 million and net long-term deferred tax assets of $16.2 million as of December 31, 2011. The current and long-term amounts for both periods have subsequently been reduced to zero by recording a valuation allowance. As discussed above and in Note 13 to the restated consolidated financial statements, in August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that a full valuation allowance against the Company’s deferred tax assets should have been recognized as of December 31, 2010 and for each subsequent quarter thereafter. Management determined that it was necessary to record the valuation allowance against the Company’s deferred tax assets after reconsidering the weight given in the original assessment to the relevant information used to measure the positive and negative evidence regarding the potential for ultimate realization of the deferred tax assets.

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

Evaluation of Disclosure Controls and Procedures

When our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 was filed on May 10, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. Subsequent to that evaluation, our management identified errors related to the accounting for the equity investment in Clean Coal that has been held by an affiliate of GS since May 2011 and the establishment and maintenance of a valuation allowance against deferred tax assets, as discussed below. These errors had a material effect on our previously issued consolidated financial statements. As a result of these errors, we determined that our consolidated financial statements for the fiscal years ended December 31, 2010 and 2011 and the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012 and June 30, 2012 should not be relied upon and needed to be restated (see Note 13 in the accompanying restated consolidated financial statements for further discussion) and identified the material weaknesses described below.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (restated)

In the quarter ended March 31, 2012, we issued 864 unregistered shares of our common stock under our Amended and Restated 2007 Equity Incentive Plan (the “2007 Plan”), which was originally adopted by our Board of Directors on April 27, 2007 and approved by our shareholders on June 19, 2007. The 2007 Plan was amended and restated by our Board of Directors to make non-material changes on August 31, 2010 and amended pursuant to Amendment No. 1 and approved by our Board of Directors on January 25, 2011. The 2007 Plan was re-approved by our Board of Directors on February 24, 2012 and approved by our shareholders on July 19, 2012. Such shares were issued to the following directors or affiliated companies in the following amounts and on the following dates as fees for their service on the Board of Directors of the Company:

	February 14,	February 21,	March 5,
Director	2012	2012	2012	Total
Robert Shanklin (shares issued to Arch Coal, Inc.)		120		120
Robert Caruso (shares issued to B/3 Management Resources)			144	144
Derek Johnson	120			120
Ronald Johnson (shares issued to Twin-Kem International)		120		120
W. Phillip Marcum	120			120
Jeffrey C. Smith	120			120
Richard Swanson	120			120

	480	240	144	864

The issuances of these shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as sales of securities that do not involve a public offering or distribution. No underwriters were involved, no sales commission or other remuneration was paid, and we did not receive any cash proceeds in connection with these issuances.

Item 6.	Exhibits (restated)

2.1	Agreement and Plan of Merger, dated as of March 15, 2012, among ADA-ES, Inc., Advanced Emissions Solutions, Inc. and ADA Merger Corp. (Incorporated by reference to Exhibit 2.1 to the Form 8-K dated March 15, 2012 filed on March 16, 2012 (File No. 000-50216))
10.54	Lease Agreement for Warehouse Space between ADA-ES, Inc. and Highridgeline, LLC dated as of February 23, 2012 (1)
10.55	Amended and Restated Executive Compensation Plan dated February 22, 2012** (1)
10.56	First Amendment to 2011 Loan and Security Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated March 7, 2012 (1)
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from ADA-ES, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Stockholders’ Equity (Deficit); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the same numbered exhibit to the Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012 (File No. 000-50216).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc. Registrant

Date: October 19, 2012	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer (Principal Executive Officer)

Date: October 19, 2012	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX (restated)

2.1	Agreement and Plan of Merger, dated as of March 15, 2012, among ADA-ES, Inc., Advanced Emissions Solutions, Inc. and ADA Merger Corp. (Incorporated by reference to Exhibit 2.1 to the Form 8-K dated March 15, 2012 filed on March 16, 2012 (File No. 000-50216))
10.54	Lease Agreement for Warehouse Space between ADA-ES, Inc. and Highridgeline, LLC dated as of February 23, 2012 (1)
10.55	Amended and Restated Executive Compensation Plan dated February 22, 2012** (1)
10.56	First Amendment to 2011 Loan and Security Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated March 7, 2012 (1)
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from ADA-ES, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Stockholders’ Equity (Deficit); and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the same numbered exhibit to the Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012 (File No. 000-50216).