Form 10-Q/A
period 2012-06-30
ADA-ES INC
filed 2012-10-19
CIK 1223112

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

EXPLANATORY NOTE

ADA-ES, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012 originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2012 (the “Original Filing”). This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as of June 30, 2012 and December 31, 2011 and for the three and six month periods ended June 30, 2012 and 2011 as discussed below and in Note 12 to the accompanying restated consolidated financial statements.

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

Reclassification of Equity Interest

The Company had previously classified the equity interest of an affiliate of the Goldman Sachs Group (“GS”) in our joint venture, Clean Coal Solutions, LLC (“Clean Coal”), as a non-controlling interest in stockholders’ equity (deficit) on the Company’s Consolidated Balance Sheet as of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012. In June 2012, after completion of a review and evaluation of the operating agreement of Clean Coal and the members’ rights and obligations thereof and applicable accounting authoritative literature, management determined that the GS interest would be more appropriately classified as temporary equity as of June 30, 2011 and for each subsequent quarter thereafter because of a provision in the Clean Coal operating agreement that permits GS to require redemption of its interest under certain limited circumstances. As a result, the Company is restating its consolidated financial statements for fiscal year ended December 31, 2011 to reflect the GS interest as temporary equity on the Company’s consolidated balance sheet. While the effect of this reclassification was reflected in the Original Filing, the amounts recorded as temporary and permanent equity have been reclassified as of June 30, 2012 to conform to the accounting for temporary equity as shown on prior period restated filings.

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

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined that it was necessary to record a full valuation allowance against the Company’s deferred tax assets and is restating the consolidated financial statements for the quarterly periods ended June 30, 2012 and 2011 and as of December 31, 2011.

2. Impact on the Consolidated Financial Statements

The financial statement effect of these changes on the Company’s Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, Consolidated Statements of Changes in Stockholders’ Deficit for the six months ended June 30, 2012 and 2011 and Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 is discussed in Note 12 in the accompanying consolidated financial statements. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results. The Company also amended its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 on October 19, 2012.

3. Internal Control over Financial Reporting and Disclosure Controls and Procedures Considerations

Management has concluded that material weaknesses in the Company’s internal control over financial reporting existed related to the accounting for the equity investment in Clean Coal that has been held by an affiliate of GS since May 2011 and the establishment and maintenance of a valuation allowance against the Company’s deferred tax assets. Accordingly, this Amendment amends the Company’s disclosures regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of June 30, 2012.

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

Part I—Item 1 (Consolidated Financial Statements), Part I—Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part I—Item 4 (Controls and Procedures) have been amended from the Original Filing as a result of the restatement. Part II – Item 6 (Exhibits) has also been amended to include currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Part I. – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Restated, see Note 12)
	(Restated, see Note 12)
ASSETS
Current Assets
Cash and cash equivalents	$23,137	$40,879
Receivables, net of allowance for doubtful accounts	13,892	5,914
Investment in securities	735	508
Prepaid expenses and other assets	2,197	1,532

Total current assets	39,961	48,833

Property and Equipment, at cost	50,125	41,771
Less accumulated depreciation and amortization	(6,779)	(4,651)

Net property and equipment	43,346	37,120

Other Assets
Investment in unconsolidated entity	1,257	590
Other assets	1,096	931

Total other assets	2,353	1,521

Total Assets	$85,660	$87,474

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$12,277	$10,058
Accrued payroll and related liabilities	1,408	2,545
Line of credit	18,000	10,873
Deposits	11,900	14,900
Deferred revenue and other liabilities	4,321	5,105
Settlement awards and related accrued liabilities	3,755	3,983

Total current liabilities	51,661	47,464

Long-term Liabilities
Line of credit	—	3,624
Settlement awards and indemnity liability	2,500	5,200
Deferred revenue	1,105	—
Accrued warranty and other liabilities	657	632

Total long-term liabilities	4,262	9,456

Total Liabilities	55,923	56,920

Commitments and Contingencies (Note 10)

Temporary Equity – Non-controlling Interest Subject to Possible Redemption	60,000	60,000

Stockholders’ Deficit
ADA-ES, Inc. stockholders’ deficit
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 10,012,682 and 9,996,144 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	63,458	63,184
Accumulated deficit	(70,412)	(66,694)

Total ADA-ES, Inc. stockholders’ deficit	(6,954)	(3,510)
Non-controlling interest	(23,309)	(25,936)

Total Stockholders’ Deficit	(30,263)	(29,446)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$85,660	$87,474

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Restated, see Note 12)	(Restated, see Note 12)	(Restated, see Note 12)	(Restated, see Note 12)
Revenue
Refined coal	$48,351	$4,748	$63,525	$10,834
Emission control	3,965	1,709	6,729	3,742
CO2 capture	195	569	477	917

Total revenues	52,511	7,026	70,731	15,493

Cost of Revenues
Refined coal	41,908	413	53,951	588
Emission control	3,087	962	5,155	1,798
CO2 capture	82	476	199	759

Total cost of revenues	45,077	1,851	59,305	3,145

Gross Margin before Depreciation and Amortization	7,434	5,175	11,426	12,348
Other Costs and Expenses
General and administrative	4,040	6,847	7,679	11,664
Research and development	618	375	1,182	696
Depreciation and amortization	1,181	207	2,205	392

Total expenses	5,839	7,429	11,066	12,752

Operating Income (Loss)	1,595	(2,254)	360	(404)
Other Income (Expense)
Net equity in net income (loss) from unconsolidated entities	132	(1,752)	168	(3,711)
Other income including interest	42	1,498	141	2,090
Interest expense	(431)	—	(901)	—
Settlement of litigation and arbitration award, net	(469)	—	(753)	(39,502)

Total other income (expense)	(726)	(254)	(1,345)	(41,123)

Income (Loss) from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	869	(2,508)	(985)	(41,527)

Income Tax Benefit	—	(10,980)	—	(10,980)

Net Income (Loss) Before Non-controlling Interest	869	8,472	(985)	(30,547)

Non-controlling Interest	(2,167)	(2,056)	(2,733)	(4,835)

Net Income (Loss) Attributable to ADA-ES, Inc.	$(1,298)	$6,416	$(3,718)	$(35,382)

Net Income (Loss) Per Common Share – Basic Attributable to ADA-ES, Inc.	$(0.13)	$0.84	$(0.37)	$(4.64)

Net Income (Loss) Per Common Share – Diluted Attributable to ADA-ES, Inc.	$(0.13)	$0.82	$(0.37)	$(4.64)

Weighted Average Common Shares Outstanding	10,002	7,601	10,004	7,618

Weighted Average Diluted Common Shares Outstanding	10,002	7,803	10,004	7,618

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

Six Months Ended June 30, 2012 and 2011

(Amounts in thousands, except share data)

(Unaudited)

				Total ADA-ES	Non-
	Common Stock		Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Deficit	Deficit	Interest	Deficit
			(Restated)	(Restated)		(Restated)
Balances, January 1, 2011
(Restated, see Note 12)	7,538,861	$39,627	$(43,875)	$(4,248)	$2,035	$(2,213)
Stock-based compensation	66,269	454	—	454	—	454
Issuance of stock to 401(k) plan	16,276	182	—	182	—	182
Issuance of stock on exercise of options	11,134	81	—	81	—	81
Income tax impact of sale of temporary equity in joint venture	—	(10,980)	—	(10,980)	—	(10,980)
Equity contributions by non-controlling interest	—	—	—	—	250	250
Distributions to non-controlling interest	—	—	—	—	(35,698)	(35,698)
Expense of stock issuance and registration	—	(16)	—	(16)	—	(16)
Net income (loss) (restated)	—	—	(35,382)	(35,382)	4,835	(30,547)

Balances, June 30, 2011, as restated	7,632,540	$29,348	$(79,257)	$(49,909)	$(28,578)	$(78,487)

Balances, January 1, 2012
(Restated, see Note 12)	9,996,144	$63,184	$(66,694)	$(3,510)	$(25,936)	$(29,446)
Stock-based compensation	5,725	78	—	78	—	78
Issuance of stock to 401(k) plan	8,847	197	—	197	—	197
Issuance of stock on exercise of options	1,966	21	—	21	—	21
Distributions to non-controlling interest	—	—	—	—	(106)	(106)
Expense of stock issuance and registration	—	(22)	—	(22)	—	(22)
Net income (loss) (restated)	—	—	(3,718)	(3,718)	2,733	(985)

Balances, June 30, 2012, as restated	10,012,682	$63,458	$(70,412)	$(6,954)	$(23,309)	$(30,263)

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Restated, see Note 12)	(Restated, see Note 12)
Cash Flows from Operating Activities
Net loss	$(3,718)	$(35,382)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,205	392
Deferred tax benefit	—	(10,980)
Loss on disposal of assets	—	37
Expenses paid with stock, restricted stock and stock options	275	636
Net equity in net (income) loss from unconsolidated entities	(168)	3,711
Non-controlling interest in income from subsidiaries	2,733	4,835
Changes in operating assets and liabilities:
Receivables, net	(7,978)	2,390
Prepaid expenses and other assets	(829)	(674)
Accounts payable	625	371
Accrued payroll, expenses and other related liabilities	(1,137)	3,586
Deferred revenue and other liabilities	(2,654)	(2,488)
Settlement awards and related accrued liabilities	(2,928)	39,502

Net cash provided by (used in) operating activities	(13,574)	5,936

Cash Flows from Investing Activities
Investment in securities	(227)	—
Principal payments received on notes receivable	—	1,580
Capital expenditures for equipment, patents and development projects	(6,837)	(4,974)

Net cash used in investing activities	(7,064)	(3,394)

Cash Flows from Financing Activities
Net borrowings under line of credit	3,503	4,168
Loan to unconsolidated entity	(500)	—
Sale of temporary equity in joint venture	—	60,000
Non-controlling interest equity contributions	—	250
Distributions to non-controlling interest	(106)	(35,698)
Exercise of stock options	21	81
Stock issuance and registration costs	(22)	(16)

Net cash provided by financing activities	2,896	28,785

Increase (Decrease) in Cash and Cash Equivalents	(17,742)	31,327
Cash and Cash Equivalents, beginning of period	40,879	9,696

Cash and Cash Equivalents, end of period	$23,137	$41,023

Supplemental Schedule of Non-Cash Flow Investing and Financing Activities
Stock and stock options issued for services	$275	$636

Cash paid for interest	$1,110	$—

Accrued capital expenditures	$1,594	$—

Deposits transferred to deferred revenue	$3,000	$—

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

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011, as amended and restated. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K and its amendments. The financial information included in these Notes relating to the Company’s financial position as of December 31, 2011, and results of operations for the interim periods ended June 30, 2012 and 2011 have been restated to give effect to the accounting adjustments discussed in Note 12.

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

In November 2006, the Company sold a 50% interest in its joint venture called Clean Coal Solutions, LLC, which was formed in 2006 with NexGen, to market RC technology. In May 2011, ADA and NexGen entered into a transaction in which Clean Coal sold an effective 15% interest of the equity in Clean Coal to an affiliate of The Goldman Sachs Group, Inc. (“GS”) (see Note 12 for discussion regarding the classification as temporary equity of GS’s interest obtained through this transaction). GS’s interest has certain preferences over ADA and NexGen as to liquidation and profit distribution. GS has no further capital call requirements and does not have a voting interest but does have approval rights over certain corporate transactions.

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

All outstanding stock options (see Note 8) to purchase shares of common stock for the three and six months ended June 30, 2012 and for the six months ended June 30, 2011 were excluded from the calculation of diluted shares as their effect is anti-dilutive.

(6)	Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Years	As of June 30, 2012	As of December 31, 2011
		(in thousands)
Machinery and equipment	3-10	$4,331	$3,937
Leasehold improvements	2-5	1,199	624
Furniture and fixtures	3-7	828	281
RC assets under lease and placed in service	10	43,767	36,929

		50,125	41,771
Less accumulated depreciation and amortization		(6,779)	(4,651)

Total property and equipment, net		$43,346	$37,120

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Depreciation and amortization	$1,181	$207	$2,205	$392

(7)	Income Taxes (restated)

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

In August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined it necessary to record a full valuation allowance against the Company’s net deferred tax assets and is restating the consolidated financial statements with this Amendment for the quarterly periods ended June 30, 2012 and 2011 and as of December 31, 2011. See Note 12 for additional discussion.

The Company has provided a full valuation allowance against the deferred tax assets of $18.3 million and $18.6 million as of June 30, 2012 and December 31, 2011, respectively.

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

Following is a table of options activity for the six months ended June 30, 2012:

	Employee and Director Options	Weighted Average Exercise Price
Options outstanding, January 1, 2012	182,942	$9.95
Options granted	—	—
Options expired	—	—
Options exercised	(1,966)	10.73

Options outstanding and exercisable, June 30, 2012	180,976	$9.94

Following is a table of aggregate intrinsic value of options exercised and exercisable for the six months ended June 30, 2012:

	Intrinsic Value	Average Market Price
Exercised, June 30, 2012	$26,437	$24.18

	Intrinsic Value	Market Price
Exercisable, June 30, 2012	$2,792,686	$25.37

Stock options outstanding and exercisable at June 30, 2012 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$8.60 – $10.20	142,583	$8.66	3.4
$13.80 – $15.20	38,393	$14.70	3.0

	180,976	$9.94	3.3

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

Following is a table summarizing the activity under various stock issuance plans for the six months ended June 30, 2012:

Stock Issuance Plans
	2007 Plan	401(k) Plan	Other Stock Plans
Balance available, January 1, 2012	30,954	156,025	5,065
Evergreen addition	209,628	—	—
Restricted stock issued to new and anniversary employees	(5,371)	—	—
Restricted stock cancelled	510	—	—
Stock issued based on incentive and matching programs to employees	—	(8,847)	—
Stock issued to executives, directors and non-employees	(864)	—	—

Balance available, June 30, 2012	234,857	147,178	5,065

Expense recognized under the different plans for the periods ended June 30, 2012:
	(in thousands)
three months	$31	$113	$—
six months	$78	$197	$—

Unrecognized expense under the different plans for the periods ended June 30, 2012:
	(in thousands)
three months	$66	$—	$—
six months	$584	$—	$—

A summary of the status of the non-vested shares under the 2007 Plan as of June 30, 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	107,991	$6.98
Granted	5,371	24.83
Vested	(2,898)	24.02
Forfeited	(510)	11.51

Non-vested at June 30, 2012	109,954	$7.51

(9)	Stockholders’ Deficit (restated)

Stockholders’ deficit has been restated. The restated ADA portion of stockholders’ deficit for the six months ended June 30, 2012 includes an $18.3 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets. The restated ADA portion of stockholders’ deficit for the fiscal year ended December 31, 2011 includes a $30 million reduction attributable to the reclassification of temporary equity and an $18.6 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets. See Notes 7 and 12 for additional discussion.

Non-Controlling Interest

For the periods ended June 30, 2012 and 2011, the non-controlling interest portion of stockholders’ deficit consists of the non-controlling interest related to Clean Coal. The amounts for the periods ended June 30 and December 31, 2011 have been restated (see Note 12 for the restatement of equity held by GS).

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

(11)	Business Segment Information (restated)

The following information relates to the Company’s three reportable segments: Refined coal (“RC”), Emission control (“EC”) and CO2 capture (“CC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies and the U.S Government.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
RC
Rental income	$10,590	$4,582	$15,981	$10,668
Coal sales	37,739	—	47,512	—
Other revenues	22	166	32	166

	48,351	4,748	63,525	10,834

EC
Systems and equipment	2,745	488	4,157	1,141
Consulting and development	1,058	1,020	2,193	1,961
Chemicals	162	201	379	640

	3,965	1,709	6,729	3,742

CC	195	569	477	917

Total	$52,511	$7,026	$70,731	$15,493

Segment profit
RC	$4,794	$3,808	$6,580	$9,374
EC	102	179	177	915
CC	16	20	78	34

Total	$4,912	$4,007	$6,835	$10,323

A reconciliation of the reported total segment profit to net loss for the periods shown above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 (Restated)	2011 (Restated)	2012 (Restated)	2011 (Restated)
	(in thousands)
Total segment profit	$4,912	$4,007	$6,835	$10,323
Non-allocated general and administrative expenses	(2,136)	(6,054)	(4,270)	(10,335)
Depreciation and amortization	(1,181)	(207)	(2,205)	(392)
Other income including interest	42	1,498	141	2,090
Interest expense	(431)	—	(901)	—
Settlement of litigation and arbitration award, net	(469)	—	(753)	(39,502)
Net equity in net income (loss) of unconsolidated entities	132	(1,752)	168	(3,711)
Deferred income tax benefit	—	10,980	—	10,980
Net income attributable to non-controlling interest	(2,167)	(2,056)	(2,733)	(4,835)

Net income (loss) attributable to ADA	$(1,298)	$6,416	$(3,718)	$(35,382)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to any one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, legal fees, audit fees and corporate governance expenses.

(12)	Restatement of Consolidated Financial Statements (restated)

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

As a result, the Company has restated its consolidated financial statements in this Amendment as of December 31, 2011. The effect of the restatement on the Company’s consolidated balance sheets as of December 31, 2011 is that GS’s interest in Clean Coal has been reclassified as temporary equity rather than as part of stockholders’ equity (deficit). While the effect of this reclassification was reflected in the Original Filing, the amounts recorded as temporary and permanent equity have been reclassified as of June 30, 2012 to conform to the accounting for temporary equity as shown on prior period restated filings.

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

Realization of the deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In its reassessment, management concluded that the objective and verifiable negative evidence represented by historic losses outweighed more subjective positive evidence of anticipated future income. As a result, the Company has restated its consolidated financial statements in this Amendment as of and for the quarterly periods ended June 30, 2012 and 2011 and as of December 31, 2011.

Financial Statement Effect of the Restatement

The tables below show the effect of the above restatement on the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, and the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, Consolidated Statements of Changes in Stockholders’ Deficit for the six months ended June 30, 2012 and 2011 and Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations. The Company also amended its Annual Reports on Form 10-K for the fiscal years ended December 31, 2011 and 2010 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 on October 19, 2012.

Effect on Consolidated Balance Sheets

		Restatement Adjustments
	As Previously Reported December 31, 2011	Deferred tax Valuation Allowance	Temporary Equity	As Restated December 31, 2011
	(Amounts in thousands)
Current Assets
Cash and cash equivalents	$40,879	$—	$—	$40,879
Receivables, net of allowance for doubtful accounts	5,914	—	—	5,914
Investment in securities	508	—	—	508
Prepaid expenses and other assets	3,924	(2,392)	—	1,532

Total current assets	51,225	(2,392)	—	48,833

Property and Equipment, at cost	41,771	—	—	41,771
Less accumulated depreciation and amortization	(4,651)	—	—	(4,651)

Net property and equipment	37,120	—	—	37,120

Investment in unconsolidated entities	590	—	—	590
Other assets	931	—	—	931
Deferred taxes and other assets	16,233	(16,233)	—	—

Total other assets	17,754	(16,233)	—	1,521

Total Assets	$106,099	$(18,625)	$—	$87,474

Total Liabilities	$56,920	$—	$—	$56,920

Temporary Equity – Non-controlling Interest Subject to Possible Redemption	—	—	60,000	60,000

Stockholders’ Equity (Deficit)
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—	—
Common stock: no par value, 50,000,000 shares authorized, 9,996,144 shares issued and outstanding	93,184	—	(30,000)	63,184
Accumulated deficit	(48,069)	(18,625)	—	(66,694)

Total ADA-ES, Inc. stockholders’ equity (deficit)	45,115	(18,625)	(30,000)	(3,510)
Non-controlling interest	4,064		(30,000)	(25,936)

Total Stockholders’ Equity (Deficit)	49,179	(18,625)	(60,000)	(29,446)

Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)	$106,099	$(18,625)	$—	$87,474

		Restatement Adjustments
	As Previously Reported June 30, 2012	Deferred tax Valuation Allowance	Temporary Equity	As Restated June 30, 2012
	(Amounts in thousands)
Current Assets
Cash and cash equivalents	$23,137	$—	$—	$23,137
Receivables, net of allowance for doubtful accounts	13,892	—	—	13,892
Investment in securities	735	—	—	735
Prepaid expenses and other assets	4,441	(2,244)	—	2,197

Total current assets	42,205	(2,244)	—	39,961

Property and Equipment, at cost	50,125	—	—	50,125
Less accumulated depreciation and amortization	(6,779)	—	—	(6,779)

Net property and equipment	43,346	—	—	43,346

Investment in unconsolidated entities	1,257	—	—	1,257
Deferred taxes	16,076	(16,076)	—	—
Other assets	1,096	—	—	1,096

Total other assets	18,429	(16,076)	—	2,353

Total Assets	$103,980	$(18,320)	$—	$85,660

Total Liabilities	$55,923	$—	$—	$55,923

Temporary Equity – Non-controlling Interest Subject to Possible Redemption	61,707	—	(1,707)	60,000

Stockholders’ Deficit
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—	—
Common stock: no par value, 50,000,000 shares authorized, 10,012,682 shares issued and outstanding	63,458	—	—	63,458
Accumulated deficit	(52,092)	(18,320)	—	(70,412)

Total ADA-ES, Inc. stockholders’ equity (deficit)	11,366	(18,320)	—	(6,954)
Non-controlling interest	(25,016)	—	1,707	(23,309)

Total Stockholders’ Deficit	(13,650)	(18,320)	1,707	(30,263)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$103,980	$(18,320)	$—	$85,660

Effect on Consolidated Statements of Operations

	Three Months Ended June 30, 2011
		Restatement Adjustments
	As Previously Reported	Deferred tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	$(2,508)	$—	$—	$(2,508)
Income Tax Benefit	2,313	8,667	—	10,980

Net Loss Before Non-controlling Interest	(195)	8,667	—	8,472
Non-controlling Interest	(2,056)	—	—	(2,056)

Net Loss Attributable to ADA-ES, Inc.	$(2,251)	$8,667	$—	$6,416

Net Loss Per Common Share – Basic Attributable to ADA-ES, Inc.	$(0.30)	$1.14	$—	$0.84

Net Loss Per Common Share – Diluted Attributable to ADA-ES, Inc.	$(0.30)	$1.12	$—	$0.82

Weighted Average Common Shares Outstanding	7,601	—	—	7,601

Weighted Average Diluted Common Shares Outstanding	7,601	—	—	7,803

	Three Months Ended June 30, 2012
		Restatement Adjustments
	As Previously Reported	Deferred tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	$869	$—	$—	$869
Income Tax Benefit	(1,324)	1,324	—	—

Net Loss Before Non-controlling Interest	(455)	1,324	—	869
Non-controlling Interest	(2,167)	—	—	(2,167)

Net Loss Attributable to ADA-ES, Inc.	(2,622)	1,324	—	(1,298)

Net Loss Per Common Share – Basic and Diluted Attributable to ADA-ES, Inc.	$(0.26)	$0.13	$—	$(0.13)

	Six Months Ended June 30, 2011
		Restatement Adjustments
	As Previously Reported	Deferred tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	$(41,527)	$—	$—	$(41,527)
Income Tax Benefit	16,569	(5,589)	—	10,980

Net Loss Before Non-controlling Interest	(24,958)	(5,589)	—	(30,547)
Non-controlling Interest	(4,835)	—	—	(4,835)

Net Loss Attributable to ADA-ES, Inc.	$(29,793)	$(5,589)	$—	$(35,382)

Net Loss Per Common Share – Basic and Diluted Attributable to ADA-ES, Inc.	$(3.91)	$(0.73)	$—	$(4.64)

	Six Months Ended June 30, 2012
		Restatement Adjustments
	As Previously Reported	Deferred tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Benefit and Non-controlling Interest	$(985)	$—	$—	$(985)
Income Tax Benefit	(305)	305	—	—

Net Loss Before Non-controlling Interest	(1,290)	305	—	(985)
Non-controlling Interest	(2,733)	—	—	(2,733)

Net Loss Attributable to ADA-ES, Inc.	(4,023)	305	—	(3,718)

Net Loss Per Common Share – Basic and Diluted Attributable to ADA-ES, Inc.	$(0.40)	$0.03	$—	$(0.37)

Effect on Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Restatement Adjustments
	As Previously Reported June 30, 2011	Deferred tax Valuation Allowance	Temporary Equity	As Restated June 30, 2011
	(Amounts in thousands)
ADA-ES Stockholders’ Equity (Deficit)
Balance, January 1, 2011	$11,409	$(15,657)	$—	$(4,248)
Stock-based compensation	454	—	—	454
Issuance of stock to 401(k) plan	182	—	—	182
Issuance of stock on exercise of options	81	—	—	81
Income tax impact of sale of temporary equity in joint venture	(10,980)	—	—	(10,980)
Expense of stock issuance and registration	(16)	—	—	(16)
Net (loss)	(29,793)	(5,589)	—	(35,382)

Balance, June 30, 2011	(28,663)	(21,246)	—	(49,909)

Non-controlling Interest, June 30, 2011	(28,847)	—	269	(28,578)

Total Stockholders’ Deficit	$(57,510)	$(21,246)	$269	$(78,487)

	Restatement Adjustments
	As Previously Reported June 30, 2012	Deferred tax Valuation Allowance	Temporary Equity	As Restated June 30, 2012
	(Amounts in thousands)
ADA-ES Stockholders’ Equity (Deficit)
Balance, January 1, 2012	$15,115	$(18,625)	$—	$(3,510)
Stock-based compensation	78	—	—	78
Issuance of stock to 401(k) plan	197	—	—	197
Issuance of stock on exercise of options	21	—	—	21
Expense of stock issuance and registration	(22)	—	—	(22)
Net loss	(4,023)	305	—	(3,718)

Balance, June 30, 2012	11,366	(18,320)	—	(6,954)

Non-controlling Interest, June 30, 2012	(25,016)		1,707	(23,309)

Total Stockholders’ Deficit	$(13,650)	$(18,320)	$1,707	$(30,263)

Effect on Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2011
		Restatement Adjustments
	As Previously Reported	Deferred tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Net loss	$(29,793)	$(5,589)	$—	$(35,382)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	392	—	—	392
Deferred tax benefit	(16,569)	5,589	—	(10,980)
Loss on disposal of assets	37	—	—	37
Expenses paid with stock, restricted stock and stock options	636	—	—	636
Net equity in net loss from unconsolidated entities	3,711	—	—	3,711
Non-controlling interest in income from subsidiaries	4,835	—	—	4,835
Changes in operating assets and liabilities:
Receivables, net	2,390	—	—	2,390
Prepaid expenses and other	(674)	—	—	(674)
Accounts payable	371	—	—	371
Accrued payroll, expenses and other related liabilities	3,586	—	—	3,586
Deferred revenues and deposits	(2,488)	—	—	(2,488)
Settlement awards and related accrued liabilities	39,502	—	—	39,502

Net cash provided by operating activities	5,936	—	—	5,936

Net cash used in investing activities	(3,394)	—	—	(3,394)

Net cash provided by financing activities	28,785	—	—	28,785

Increase in Cash and Cash Equivalents	31,327	—	—	31,327
Cash and Cash Equivalents, beginning of period	9,696	—	—	9,696

Cash and Cash Equivalents, end of period	$41,023	$—	$—	$41,023

	Six Months Ended June 30, 2012
		Restatement Adjustments
	As Previously Reported	Deferred tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Net loss	$(4,023)	$305	$—	$(3,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,205	—	—	2,205
Deferred tax expense	305	(305)	—	—
Loss on disposal of assets	—	—	—	—
Expenses paid with stock, restricted stock and stock options	275	—	—	275
Net equity in net income from unconsolidated entities	(168)	—	—	(168)
Non-controlling interest in income from subsidiaries	2,733	—	—	2,733
Changes in operating assets and liabilities:
Receivables, net	(7,978)	—	—	(7,978)
Prepaid expenses and other assets	(829)	—	—	(829)
Accounts payable	625	—	—	625
Accrued payroll, expenses and other related liabilities	(1,137)	—	—	(1,137)
Deferred revenue and other liabilities	(2,654)	—	—	(2,654)
Settlement awards and related accrued liabilities	(2,928)	—	—	(2,928)

Net cash used in operating activities	(13,574)	—	—	(13,574)

Net cash used in investing activities	(7,064)	—	—	(7,064)

Net cash provided by financing activities	2,896	—	—	2,896

Decrease in Cash and Cash Equivalents	(17,742)	—	—	(17,742)
Cash and Cash Equivalents, beginning of period	40,879	—	—	40,879

Cash and Cash Equivalents, end of period	$23,137	$—	$—	$23,137

(13)	Subsequent Event

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

Restatement

With this Amendment we have restated the following previously filed consolidated financial statements, data and related disclosures: Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, Consolidated Statements of Changes in Stockholders’ Deficit for the six months ended June 30, 2012 and 2011and Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011. The restatement reflects non-cash adjustments and has no effect on previously reported operating income results or cash flows from operations. The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements and notes thereto, included in Item 1 of this Amendment, and the audited consolidated financial statements and notes thereto and the MD&A included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 filed on October 19, 2012, as well as the Company’s other filings with the SEC.

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

The following MD&A incorporates the restated figures reflecting these changes. For this reason the data set forth in this section may differ from that presented in discussions and data in our previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Overview

We develop, offer and implement proprietary environmental technology and market specialty chemicals to the coal-burning electric utility steam generating units (“EGU”) industry, to the Portland cement industry and to industrial boiler operators. We have three operating segments: RC (refined coal), EC (emission control) and CC (CO2 capture). The RC segment includes revenues from the leasing of RC facilities and RC sales which approximate the cost of raw coal acquired for RC facilities operated for our own account. The EC segment includes revenue from the supply of emissions control systems including powdered activated carbon injection (“ACI”) systems, dry sorbent injection (“DSI”) systems to control SO2 , SO3, and HCl and flue gas conditioning (“FGC”) systems, the licensing of certain technology and provision of consulting services. The CC segment includes revenue from projects relating to the CO2 capture and control market, including projects co-funded by government agencies, such as the DOE and industry supported contracts.

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

Emission Control

Environmental Legislation and Regulations

Mercury has been identified as a toxic substance and, pursuant to a court order, the U.S. Environmental Protection Agency (“EPA”) issued regulations for its control from power plants in March 2005, which was known as the “Clean Air Mercury Rule” or “CAMR.” CAMR was subject to significant challenges and was ultimately declared invalid. In April 2010, the U.S. District Court of Appeals of the District of Columbia approved the consent agreement reached between the EPA and a coalition of public health and environmental groups that sued in 2008 to force the agency to set tighter emission limits. That settlement required the EPA to issue a draft rule in March 2011 and a final rule requiring strict plant-specific controls for power plants’ toxic air pollutants no later than November 16, 2011. On March 16, 2011, the EPA issued the draft of the proposed MATS rule, a MACT-based hazardous pollutant regulation applicable to coal and oil fired electric utility steam generating units, which provides for among other provisions, control of mercury and volatile metals such as arsenic, selenium and control of acid gases such as HCl and other Hazardous Air Pollutants (“HAPs”). On October 28, 2011, the EPA, with approval of the environmental groups who were parties to the Court of Appeals consent, extended the deadline and the final rule was issued on December 16, 2011, and took effect on April 16, 2012. Prior to April 16, 2012, several industry groups filed multiple lawsuits against the EPA with the U.S. Circuit Court of Appeals for the District of Columbia challenging various aspects of the MATS. On July 20, 2012, Assistant EPA Administrator Gina McCarthy issued a letter indicating that the EPA intended to grant reconsideration of certain new source issues. On July 27, 2012 EPA Administrator, Lisa P. Jackson, signed a notice to be published in the Federal Register. The action stays the effectiveness of the final rule relating to new source standards and addressed certain technical issues including measurement issues related to mercury and the data set to which the variability calculation was applied when establishing the new source standards for particulate matter and hydrochloric acid. We expect that the reconsideration will affect emissions limits for new sources. The EPA action does not affect existing sources and at this time we do not believe any of the lawsuits will have a material impact on the implementation of the mercury standards of MATS for existing generating units.

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

We had other income including interest of $42,000 and $141,000 for the three and six months ended June 30, 2012, respectively, compared to $1.5 million and $2.1 million for the same periods in 2011. The 2011 amount was higher due to the notes receivable and other amounts due from NexGen received in 2011. We recognized $469,000 and $753,000 in expenses related to royalty payments to Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V (“Norit”) for the three and six months ended June 30, 2012, respectively. We expect that these royalty payments to Norit will amount to between approximately $1 and $2 million per year for the next several years. We recognized $39.5 million in expenses in the first quarter of 2011 related to legal proceedings and settlements as discussed in prior filings. We had interest expense of $431,000 and $901,000 for the three and six months ended June 30, 2012, respectively, related to the line of credit agreement and due to the deferred gain from the tax treatment of the RC facilities leased by Clean Coal during such periods.

The deferred income tax benefit of $11 million (restated) for the six months ended June 30, 2011 represents the income tax effect of the sale of the equity interest in Clean Coal to GS in May 2011. The consolidated financial statements have been restated to include a full valuation allowance against the deferred tax assets as discussed in Note 12 of the notes to the restated consolidated financial statements. The expected income tax rate on income from operations at statutory rates varies from the expense (benefit) recorded primarily due to the non-controlling interest and ADA’s portion of the significant Section 45 tax credits generated from the RC facilities Clean Coal operates for its own account that we expect to recognize throughout the year.

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

At June 30, 2012, we had a working capital deficit of $11.7 million (restated) compared to working capital of $1.4 million (restated) at December 31, 2011. Included in that June 30, 2012 amount are $11.9 million in deposits and $3.9 million in deferred revenues. If GS determines that it wishes not to lease a RC facility after it has paid the deposit, it can demand the return of the deposit paid for that RC facility, and the deposit must be paid within 30 days of the end of the quarter in which the demand is made. The amount of any deposit will earn interest from the date of demand until the deposit is paid. The Clean Coal line of credit of $15 million requires four equal quarterly installments of principal to be paid beginning June 30, 2012. The first installment payment of $3.7 million was made on July 3rd, one of the first business days after the June 30th due date. The $3 million increased commitment note issued in conjunction with this line of credit is due on or before December 1, 2012. Our ability to generate the financial liquidity required to meet ongoing operational needs and to meet our obligations will likely depend upon our ability to maintain a significant share of the market for mercury control equipment, the continued operation of the RC facilities leased to third parties to date and success in monetizing Section 45 tax credits through the sale or lease of additional RC facilities to third party investors and our ability to raise additional financing. We believe, with the monetization of four RC facilities to date, that we have sufficient working capital to meet the operational needs of the Company for the next twelve months. However, while highly unlikely, if GS demanded a return of its deposits described above or if there was a default under the Clean Coal line of credit, this could force us to seek additional sources of financing to meet those obligations if they became immediately due and payable.

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

Our stockholders’ deficit was $30.3 million (restated) as of June 30, 2012 compared to $29.4 million (restated) as of December 31, 2011. The increase in stockholders’ deficit is primarily due to the net loss and, as restated, includes the effect of the recording of a valuation allowance against the Company’s net deferred tax assets (see Note 12 for the effect of the restatement on stockholders’ deficit) and is offset by the net income from the non-controlling interest for the six months ended June 30, 2012.

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

We had recorded net current deferred tax assets of $2.2 million and long-term deferred tax assets of $16.1 million as of June 30, 2012 compared to net current deferred tax assets of $2.4 million and net long-term deferred tax assets of $16.2 million as of December 31, 2011. The current and long-term amounts for both periods have subsequently been reduced to zero by recording a valuation allowance. As discussed above and in Note 12 to the restated consolidated financial statements, in August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that a full valuation allowance against the Company’s net deferred tax assets should have been recognized as of December 31, 2010 and for each subsequent quarter thereafter. Management determined that it was necessary to record the valuation allowance against the Company’s deferred tax assets after reconsidering the weight given in the original assessment to the relevant information used to measure the positive and negative evidence regarding the potential for ultimate realization of the deferred tax assets.

Cash flow used in operations totaled $13.6 million for the first six months of 2012 compared to cash flow provided by operations of $5.9 million for the same period in 2011. The change in operating cash flow primarily resulted from an increase in accounts receivable of $8 million, an increase in accounts payable of $625,000, a decrease in accrued payroll and related liabilities of $1.1 million, a decrease of $2.9 million in settlement awards and related accrued liabilities and a decrease in deferred revenues and other liabilities of $2.7 million. These changes in our operating assets and liabilities correspond to the nature and timing of our procurement and billing cycle and development activities. In addition, adjustments related to non-cash operating activities included expenses paid with stock and restricted stock of $275,000, depreciation and amortization of $2.2 million and non-controlling interest in Clean Coal of $2.7 million which increased our cash flow provided by operations.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012.

Item 4.	Controls and Procedures (restated).

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

Evaluation of Disclosure Controls and Procedures

On June 20, 2012, management concluded, after consultation with the Board of Directors and Audit Committee that the Company had not properly accounted for the equity investment in Clean Coal that has been held by an affiliate of GS since May 2011. This error had a material effect on our previously issued consolidated financial statements. As a result of this error, we determined that our consolidated financial statements for the fiscal year ended December 31, 2011 and the quarters ended June 30, 2011, September 30, 2011 and March 31, 2012 should not be relied upon and needed to be restated (see Note 12 in the accompanying restated consolidated financial statements for further discussion) and identified the material weakness described below. Prior to the end of the quarterly period ended June 30, 2012, management implemented a system whereby complex, non-routine business transactions would be brought to its attention. Management also identified an accounting and tax expert to which such matters, when they were identified, would be brought for detailed analysis, thus enabling management to make timely decisions regarding required disclosure relating to such items. When our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 was filed on August 9, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

In August 2012 and subsequent to filing our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2012, our management identified an error related to the establishment and maintenance of a valuation allowance against deferred tax assets, as discussed below. This error had a material effect on our previously issued consolidated financial statements. As a result of this error, we determined that our consolidated financial statements for the fiscal years ended December 31, 2010 and 2011 and the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012 and June 30, 2012 should not be relied upon and needed to be restated (see Note 12 in the accompanying restated consolidated financial statements for further discussion) and identified the material weaknesses described below.

Changes in Internal Control Over Financial Reporting

In connection with the identification of the errors related to our financial statements described above and in Note 12 to our restated consolidated financial statements, management has identified the following deficiencies that constituted material weaknesses in our internal control over financial reporting for the periods described above:

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

Remediation of Material Weaknesses

To address these material weaknesses, we have undertaken the following remedial steps. First, in July 2012 and prior to filing our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, in order to remedy the material weakness related to the accounting for the equity investment in Clean Coal that has been held by an affiliate of GS since May 2011 described above, we engaged the previously identified accounting and tax expert for the purpose of performing detailed accounting analysis of complex, non-routine business transactions. Management has re-evaluated the operational effectiveness of our internal controls over financial reporting and with the addition of the reviews now being provided by our external resources believes that the material weakness which had previously existed had been fully remediated by the time we filed our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

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

As previously disclosed, there were no changes in our internal controls over financial reporting other than as described above during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we have taken steps subsequent to the period covered by this Amendment to remedy the material weaknesses in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits (restated)

10.57	Second Amendment to 2011 Loan and Security Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated May 21, 2012 (1)
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from ADA-ES, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 000-50216).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc. Registrant

Date: October 19, 2012	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer (Principal Executive Officer)

Date: October 19, 2012	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX (restated)

10.57	Second Amendment to 2011 Loan and Security Agreement between Clean Coal Solutions, LLC and Cobiz Bank (Colorado Business Bank in the State of Colorado) dated May 21, 2012 (1)
31.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

*	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 000-50216).