Form 10-Q
period 2012-09-30
ADA-ES INC
filed 2012-11-09
CIK 1223112

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, no par value	10,026,469

Part I. - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ADA-ES, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Restated, See Note 14)
ASSETS
Current Assets
Cash and cash equivalents	$17,531	$40,879
Receivables, net of allowance for doubtful accounts	10,042	5,914
Investment in securities	1,893	508
Prepaid expenses and other assets	2,792	1,532

Total current assets	32,258	48,833

Property and Equipment, at cost	52,724	41,771
Less accumulated depreciation and amortization	(7,769)	(4,651)

Net property and equipment	44,955	37,120

Other Assets
Investment in unconsolidated entity	1,490	590
Other assets	3,891	931

Total other assets	5,381	1,521

Total Assets	$82,594	$87,474

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$6,745	$8,849
Accounts payable - related parties	3,327	1,209
Accrued payroll and related liabilities	1,611	2,545
Line of credit and current portion of notes payable	10,903	10,873
Deposits	11,900	14,900
Deferred revenue and other liabilities	10,914	5,105
Settlement awards and related accrued liabilities	3,801	3,983

Total current liabilities	49,201	47,464

Long-term Liabilities
Line of credit and long-term portion of notes payable	2,447	3,624
Settlement awards and indemnity liability	2,500	5,200
Deferred revenue	1,965	—
Accrued warranty and other liabilities	692	632

Total long-term liabilities	7,604	9,456

Total Liabilities	56,805	56,920

Commitments and Contingencies (Note 12)

Temporary Equity - Non-controlling Interest Subject to Possible Redemption	60,000	60,000

Stockholders’ Deficit
ADA-ES, Inc. stockholders’ deficit
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—
Common stock: no par value, 50,000,000 shares authorized, 10,020,106 and 9,996,144 shares issued and outstanding, respectively	63,578	63,184
Accumulated deficit	(74,360)	(66,694)

Total ADA-ES, Inc. stockholders’ deficit	(10,782)	(3,510)
Non-controlling interest	(23,429)	(25,936)

Total Stockholders’ Deficit	(34,211)	(29,446)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$82,594	$87,474

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Restated, See Note 14)		(Restated, See Note 14)
Revenues
Refined coal	$70,197	$9,160	$133,722	$19,994
Emission control	3,480	3,095	10,209	6,837
CO2 capture	676	977	1,153	1,894

Total revenues	74,353	13,232	145,084	28,725

Cost of Revenues
Refined coal	67,269	3,487	121,220	4,075
Emission control	2,683	1,955	7,838	3,753
CO2 capture	444	636	643	1,201

Total cost of revenues	70,396	6,078	129,701	9,029

Gross Margin before Depreciation and Amortization	3,957	7,154	15,383	19,696

Other Costs and Expenses
General and administrative	5,173	2,932	12,852	14,596
Research and development	882	506	2,064	1,396
Depreciation and amortization	1,239	216	3,444	608

Total expenses	7,294	3,654	18,360	16,600

Operating Income (Loss)	(3,337)	3,500	(2,977)	3,096

Other Income (Expense):
Net equity in net income (loss) from unconsolidated entities	232	(2,050)	400	(5,761)
Other income (expense) including interest	(19)	71	122	2,161
Interest expense	(144)	(889)	(1,045)	(889)
Settlement of litigation and arbitration award, net	(800)	(2,182)	(1,553)	(41,684)

Total other income (expense)	(731)	(5,050)	(2,076)	(46,173)

Loss from Continuing Operations Before
Income Tax Benefit and Non-controlling Interest	(4,068)	(1,550)	(5,053)	(43,077)
Income Tax Benefit	—	—	—	(10,980)

Net Loss Before Non-controlling Interest	(4,068)	(1,550)	(5,053)	(32,097)
Non-controlling Interest	120	(3,053)	(2,613)	(7,888)

Net Loss Attributable to ADA-ES, Inc.	$(3,948)	$(4,603)	$(7,666)	$(39,985)

Net Loss Per Common Share – Basic and Diluted Attributable to ADA-ES, Inc.	$(0.39)	$(0.60)	$(0.77)	$(5.25)

Weighted Average Common Basic and Diluted Shares Outstanding	10,017	7,661	10,008	7,621

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

Nine Months Ended September 30, 2012 and 2011

(Amounts in thousands, except share data)

(Unaudited)

				Total ADA-ES	Non-
	Common Stock		Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Deficit	Deficit	Interest	Deficit
		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Balances, January 1, 2011 (restated, See Note 14)	7,538,861	$39,627	$(43,875)	$(4,248)	$2,035	$(2,213)
Stock-based compensation	96,411	761	—	761	—	761
Issuance of stock to 401(k) plan	21,829	264	—	264	—	264
Issuance of stock on exercise of options	11,134	81	—	81	—	81
Income tax impact of sale of temporary equity in joint venture (restated)	—	(10,980)	—	(10,980)	—	(10,980)
Equity contributions by non-controlling interest	—	—	—	—	250	250
Distributions to non-controlling interest	—	—	—	—	(36,203)	(36,203)
Expense of stock issuance and registration	—	(16)	—	(16)	—	(16)
Net income (loss) (restated)	—	—	(39,985)	(39,985)	7,888	(32,097)

Balances, September 30, 2011, as restated	7,668,235	$29,737	$(83,860)	$(54,123)	$(26,030)	$(80,153)

Balances, January 1, 2012 (restated, See Note 14)	9,996,144	$63,184	$(66,694)	$(3,510)	$(25,936)	$(29,446)
Stock-based compensation	8,818	103	—	103	—	103
Issuance of stock to 401(k) plan	13,178	292	—	292	—	292
Issuance of stock on exercise of options	1,966	21	—	21	—	21
Distributions to non-controlling interest	—	—	—	—	(106)	(106)
Expense of stock issuance and registration	—	(22)	—	(22)	—	(22)
Net income (loss)	—	—	(7,666)	(7,666)	2,613	(5,053)

Balances, September 30, 2012	10,020,106	$63,578	$(74,360)	$(10,782)	$(23,429)	$(34,211)

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
		(Restated, See Note 14)
Cash Flows from Operating Activities
Net loss	$(7,666)	$(39,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,444	608
Deferred tax benefit	—	(10,980)
Loss on disposal of assets	49	60
Expenses paid with stock, restricted stock and stock options	395	1,025
Net equity in net (income) loss from unconsolidated entities	(400)	5,761
Non-controlling interest in income from subsidiaries	2,613	7,888
Changes in operating assets and liabilities:
Receivables, net	(4,128)	(4,284)
Prepaid expenses and other assets	(1,164)	(1,536)
Accounts payable	14	3,495
Accrued payroll, expenses and other related liabilities	(992)	800
Deferred revenue and other liabilities	4,834	6,726
Settlement awards and related accrued liabilities	(2,882)	8,703

Net cash used in operating activities	(5,883)	(21,719)

Cash Flows from Investing Activities
Investment in securities	(1,385)	—
Acquistion of BCSI	(2,000)	—
Proceeds from sale of property and equipment	32	—
Principal payments received on notes receivable	—	1,580
Capital expenditures for equipment, patents and development projects	(9,358)	(11,975)

Net cash used in investing activities	(12,711)	(10,395)

Cash Flows from Financing Activities
Net borrowings (repayments) under line of credit	(4,147)	7,887
Loan to unconsolidated entity	(500)	—
Sale of temporary equity in joint venture	—	60,000
Non-controlling interest equity contributions	—	250
Distributions to non-controlling interest	(106)	(36,203)
Exercise of stock options	21	81
Stock issuance and registration costs	(22)	(16)

Net cash provided by (used in) financing activities	(4,754)	31,999

Decrease in Cash and Cash Equivalents	(23,348)	(115)
Cash and Cash Equivalents, beginning of period	40,879	9,696

Cash and Cash Equivalents, end of period	$17,531	$9,581

Supplemental Schedule of Non-Cash Flow Investing and Financing Activities
Stock and stock options issued for services	$395	$1,025

Cash paid for interest	$1,328	$889

Accrued capital expenditures	$—	$3,234

Deposits transferred to deferred revenue	$3,000	$—

Notes payable related to acquisition of BCSI	$3,000	$—

See accompanying notes.

ADA-ES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

(1)	Basis of Presentation

Nature of Operations

ADA-ES, Inc. (“ADA”), its direct and indirect wholly-owned subsidiaries, Advanced Emissions Solutions, Inc., a Delaware corporation (“ADES”) and ADA Intellectual Property, LLC, a Colorado limited liability company (“ADA IP”), both of which had no operations during the first nine months of 2012, BCSI, LLC, a Delaware limited liability company (“BCSI”), ADA Environmental Solutions, LLC, a Colorado limited liability company (“ADA LLC”) and ADA’s joint venture interest in Clean Coal Solutions, LLC (“Clean Coal”) are collectively referred to as the “Company”. The Company is principally engaged in providing environmental technologies and specialty chemicals to the coal-burning electric power generation industry. The Company generates a substantial part of its revenue from the sale of refined coal (“RC”), the sale of Activated Carbon Injection (“ACI”) and Dry Sorbent Injection (“DSI”) systems, contracts co-funded by the government and industry and the development and lease of equipment for the RC market. The Company’s sales occur principally throughout the United States.

The consolidated balance sheet as of December 31, 2011, which has been derived from restated audited financial statements, and the accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial statements of ADA, ADES, ADA IP, BCSI, ADA LLC and Clean Coal. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011, as amended and restated. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K and its amendments. The financial information included in these Notes relating to the Company’s financial position as of December 31, 2011, and results of operations for the interim periods ended September 30, 2011 have been restated to give effect to the accounting adjustments discussed in Note 14.

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

(2)	Acquisition of BCSI

On August 31, 2012, pursuant to an Asset Purchase Agreement (“Purchase Agreement”) executed on July 26, 2012, BCSI acquired certain assets of two related privately held companies (“Seller Companies”) that fabricated and supplied DSI systems and other material handling equipment and provided testing and related DSI services for a purchase price of $2 million and other amounts payable over the next five years as described below. This acquisition provided the Company with DSI market experience and expanded manufacturing capabilities for ACI systems.

In conjunction with the Purchase Agreement, the Seller Companies’ sole stockholder (“Sellers’ Stockholder”) and BCSI also executed a personal goodwill purchase agreement and goodwill promissory note whereby BCSI agreed to pay the Sellers’ Stockholder a total of $2.8 million (subject to adjustment pursuant to the terms of the Purchase Agreement) as payment for the personal goodwill generated in connection with the Seller Companies.

In addition, the Sellers’ Stockholder and BCSI entered into a consulting and non-competition agreement and non-compete promissory note whereby BCSI will pay the Sellers’ Stockholder $200,000 plus a monthly consulting fee of approximately $21,000 per month for five years beginning August 31, 2012 in exchange for professional services provided by the Sellers’ Stockholder, subject to terms and conditions as specified in the Purchase Agreement.

The terms for both the $2.8 million and $200,000 promissory notes include interest at an annual rate of 4%, with interest and principal payable in twenty quarterly installments of approximately $154,000 and $11,000, respectively, beginning in November 2012, with the final installment of outstanding principal and interest due on September 30, 2017. The Notes are guaranteed by ADA and are secured by letters of credit in the amounts of $308,000 and $20,000, respectively, with August 31, 2017 expiration dates.

The transaction was accounted for using the purchase method of accounting and the operating results related to the acquired assets have been consolidated into the Company’s results of operations beginning August 31, 2012.

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The following table summarizes the fair value of the Seller Companies’ assets acquired and liabilities assumed as of August 31, 2012:

(in thousands)
Assets acquired:
Inventory	$109
Property and equipment	2,001
Intangible assets	2,748
Other assets	200

Total assets acquired	5,058

Liabilities assumed:
Accrued liabilities	58

Total liabilities assumed	58

Net assets acquired	$5,000

Purchase consideration:
Deposit paid	$200
Cash paid at closing	1,800
Notes payable	3,000

Total purchase consideration	$5,000

(3)	Investment in Unconsolidated Entity

Clean Coal Solutions Services

On January 20, 2010, the Company, together with NexGen Resources Corporation (“NexGen”), formed Clean Coal Solutions Services, LLC (“CCSS”) for the purpose of operating RC facilities leased or sold to third parties by Clean Coal. The Company has a 50% ownership interest in CCSS (but does not have management control of it) and the Company’s investment in and advances to CCSS which totaled approximately $1.5 million as of September 30, 2012 includes its share of CCSS’ income since its formation and are accounted for under the equity method of accounting. The following schedule shows unaudited consolidated summarized information as to assets, liabilities and revenues and net income attributed to CCSS before consolidation. CCSS’ consolidated financial statements include the financial results of the entities that lease RC facilities and its revenues includes the sale of RC and its cost of sales include raw coal purchases.

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Current assets	$68,336	$22,609
Property, equipment, and other long-term assets	959	3,682

Total Assets	$69,295	$26,291

Total Liabilities	$31,678	$15,988

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net revenue	$66,692	$46,769	$172,664	$129,718
Net income- attributed to CCSS	$466	$93	$801	$292

(4)	Joint Venture Investment in Clean Coal

In November 2006, the Company sold a 50% interest in its joint venture called Clean Coal Solutions, LLC, which was formed in 2006 with NexGen, to market RC technology. In May 2011, ADA and NexGen entered into a transaction in which Clean Coal sold an effective 15% interest of the equity in Clean Coal to an affiliate of The Goldman Sachs Group, Inc. (“GS”) which is included in temporary equity subject to possible redemption in the consolidated balance sheets (see Note 10). GS has certain preferences over ADA and NexGen as to liquidation and profit distribution. GS has no further capital call requirements and does not have a voting interest but does have approval rights over certain corporate transactions.

In September 2011, ADA, NexGen, and GS entered into the First Amendment to the Second Amended and Restated Operating Agreement (the “Operating Agreement”) pursuant to which ADA and NexGen each transferred their 2.5% member interests in each of Clean Coal’s subsidiaries back to Clean Coal. As a result of these transactions, ADA’s interest in Clean Coal’s net profits and losses is now 42.5%. This restructuring of ownership interests did not change the financial relationships of the parties and ADA still maintains a 50% governance interest in Clean Coal. In July 2012, ADA, NexGen and GS entered into the Second Amendment to the Operating Agreement which, among other things, expanded Clean Coal’s board of managers to allow for the appointment of an additional manager not directly representative of any of the members. Since its inception, ADA has been considered the primary economic beneficiary of this joint venture and has consolidated the accounts of Clean Coal.

Clean Coal’s function is to supply technology, equipment and technical services to cyclone-fired and other boiler users, but Clean Coal’s primary purpose is to put into operation facilities that produce RC that qualifies for tax credits available under Section 45 of the Internal Revenue Code (“Section 45 tax credits”). Clean Coal qualified two facilities in 2009 for such purposes and leased those facilities to a third party in 2010.

In December 2010, the Tax Relief and Job Creation Act of 2010 extended the placed in service deadline for the Section 45 tax credits to January 1, 2012. In consideration of the extension, Clean Coal built and qualified an additional 26 RC facilities in 2011 which met the extended placed in service date. In November and December 2011, the two leased RC facilities qualified in 2009 were exchanged with newly constructed, redesigned RC facilities. The new leases carry over most of the substantive terms and conditions of the initial leases. A third RC facility was leased to GS at the end of the first quarter of 2012 and a fourth facility was leased to a third party investor during the third quarter of 2012.

The Operating Agreement requires NexGen and ADA to each pay 50% of the costs of operating Clean Coal and specifies certain duties that both parties are obligated to perform. Pursuant to the Operating Agreement and Exclusive Right to Lease Agreement, GS is in the process of exercising its exclusive right (but not the obligation) to lease additional facilities that will produce up to approximately 12 million tons of RC per year on pre-established lease terms similar to those currently in effect for Clean Coal’s first two leased facilities.

Following is unaudited summarized information as to assets, liabilities and results of operations of Clean Coal:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Primary assets
Cash and cash equivalents	$4,722	$8,804
Accounts receivable, net	5,457	3,177
Prepaid expenses and other assets	3,054	3,028
Property, plant and equipment including assets under lease and assets placed in service, net	41,047	36,751
Primary liabilities
Accounts payable and accrued liabilities	$8,774	$11,735
Line of credit	10,350	14,497
Deposits	11,900	14,900
Deferred revenue	11,700	3,600

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net revenue	$70,197	$8,843	$133,722	$19,645
Net revenue excluding RC sales	$11,176	$6,263	$27,189	$17,065
Net income (loss)	$(208)	$4,668	$4,544	$13,496

Amounts due to CCSS

Clean Coal has recorded accounts payable due to CCSS totaling $2.4 million and $604,000 as of September 30, 2012 and December 31, 2011, respectively, which are included in accounts payable - related parties in the accompanying consolidated balance sheets.

(5)	Deferred Revenue and Deposits

Deferred revenue consists of:

•	billings in excess of costs and earnings on uncompleted contracts; and

•	deferred rent revenue related to Clean Coal’s lease of its RC facilities.

Clean Coal Deferred Rent Revenue

In June 2010, Clean Coal executed agreements to lease two RC facilities. These agreements provided for, among other things, a “prepaid rent payment” of $9 million for both facilities that was received before June 30, 2010. In November and December 2011, Clean Coal entered into transactions to exchange the existing facilities. There was no change to the prepaid rent payment or amortization period as a result of the exchange. Clean Coal received an additional $6.3 million in prepaid rent from GS related to this facility and an additional $1.5 million from another financial party in July 2012.

Following is a table of current deferred revenue which is included in deferred revenue and other liabilities in the consolidated balances sheets and long-term deferred revenue which is included in deferred revenue in the consolidated balance sheets related to these rent revenues:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Deferred revenue, short-term	$10,084	$3,600
Deferred revenue, long-term	$1,965	$—

The following table presents total rent revenues recognized and amortization with respect to the prepaid rents:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Rent revenue recognized	$11,073	$6,100	$27,053	$16,900
Amortization of deferred revenues included in amounts above	$900	$900	$2,700	$2,700

Clean Coal Deposits

Clean Coal has deposits of $11.9 million towards RC facilities which may be leased upon attainment of certain milestones that are included in deposits in the consolidated balance sheets at September 30, 2012. In October 2012, GS determined that it would not pursue leases on two particular RC facilities on which it had paid deposits totaling $4.7 million and concurrently gave notice for the return of the related deposits. While Clean Coal has not yet returned the deposits, it plans to do so by January 30, 2013 as required by the Lease Agreement unless GS selects other facilities in which to participate for which deposits could be applied.

(6)	Net Loss Per Share

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (stock options and awards) except where the inclusion is anti-dilutive.

All outstanding stock options (see Note 9) to purchase shares of common stock for the three months and nine months ended September 30, 2012 and 2011 were excluded from the calculation of diluted shares as their effect is anti-dilutive.

(7)	Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Years	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Machinery and equipment	3-10	$6,397	$3,937
Leasehold improvements	2-5	1,094	624
Furniture and fixtures	3-7	730	281
RC assets under lease and placed in service	10	44,503	36,929

		52,724	41,771

Less accumulated depreciation and amortization		(7,769)	(4,651)

Total property and equipment, net		$44,955	$37,120

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Depreciation and amortization	$1,239	$216	$3,444	$608

(8)	Income Taxes

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

In August 2012, after extensive discussions with the SEC’s Division of Corporation Finance and Office of the Chief Accountant and the Company’s outside tax experts, independent registered public accounting firm, Audit Committee and Board of Directors, management determined that the objective and verifiable negative evidence represented by historical losses outweighed more subjective positive evidence of anticipated future income. As a result, management determined it necessary to record a full valuation allowance against the Company’s net deferred tax assets and has restated the consolidated financial statements for the quarterly period ended September 30, 2011 and as of December 31, 2011. See Note 14 for additional discussion.

The Company has provided a full valuation allowance against the net deferred tax assets of $27.6 million and $18.6 million as of September 30, 2012 and December 31, 2011, respectively.

The tax benefit included in the consolidated statement of operations for the nine months ended September 30, 2011 was recorded as a result of the sale of the equity interest in Clean Coal to GS in May 2011. Since the transaction did not result in a change in control of Clean Coal, the $11 million tax effect of the amount received from this transaction was recorded directly to stockholders’ deficit.

(9)	Share Based Compensation

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

Following is a table of options activity for the nine months ended September 30, 2012:

	Employee and Director Options	Weighted Average Exercise Price
Options outstanding, January 1, 2012	182,942	$9.95
Options granted	—	—
Options expired	—	—
Options exercised	(1,966)	10.73

Options outstanding and exercisable, September 30, 2012	180,976	$9.94

Following is a table of aggregate intrinsic value of options exercised and exercisable for the nine months ended September 30, 2012:

	Intrinsic Value	Average Market Price
Exercised, September 30, 2012	$25,800	$23.85
	Intrinsic Value	Market Price
Exercisable, September 30, 2012	$2,474,200	$23.61

Stock options outstanding and exercisable at September 30, 2012 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$8.60 - $10.20	142,583	$8.66	3.1
$13.80 - $15.20	38,393	$14.70	2.8

	180,976	$9.94	3.1

No options were granted and/or vested during the three or nine months ended September 30, 2012.

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

Following is a table summarizing the activity under various stock issuance plans for the nine months ended September 30, 2012:

Stock Issuance Plans

	2007 Plan	401(k) Plan	2005 Plan
Balance available, January 1, 2012	30,954	156,025	5,065
Evergreen addition	209,628	—	—
Additional shares authorized for issuance	300,000	—	—
Restricted stock issued to new and anniversary employees	(8,464)	—	—
Restricted stock cancelled	510	—	—
Stock issued based on incentive and matching programs to employees	—	(13,178)	—
Stock issued to executives, directors and non-employees	(864)	—	—

Balance available, September 30, 2012	531,764	142,847	5,065

Expense recognized under the different plans for the periods ended September 30, 2012:
	(in thousands)
three months	$25	$95	$—
nine months	$103	$292	$—
Unrecognized expense under the different plans:
	(in thousands)
as of September 30, 2012	$630	$—	$—

A summary of the status of the non-vested shares under the 2007 Plan as of September 30, 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	107,991	$6.98
Granted	8,464	24.18
Vested	(7,973)	23.84
Forfeited	(510)	11.51

Non-vested at September 30, 2012	107,972	$8.07

(10)	Temporary Equity Subject to Possible Redemption

As described in Note 4, in May 2011, ADA and NexGen entered into a transaction in which Clean Coal sold an effective 15% interest of the equity in Clean Coal to GS. Approximately 15.8 units of non-voting Class B membership interests were issued to GS for $60 million in cash. ADA and NexGen each received $30 million as a result of the sale. The terms of the Operating Agreement permit GS to require redemption of the unreturned portion of its initial $60 million investment in Clean Coal plus a return of 15% under certain limited circumstances. As a result, $60 million is classified as temporary equity subject to possible redemption in the consolidated balance sheets.

(11)	Stockholders’ Deficit

As described in Note 14, the consolidated financial statements as of December 31, 2011 and for the three and nine months ended September 30, 2011 were restated to properly account for GS’s interest in Clean Coal and to recognize a full valuation allowance against the Company’s deferred tax assets. The restated ADA portion of stockholders’ deficit for the nine months ended September 30, 2011 includes a $22 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets. The restated ADA portion of stockholders’ deficit for the fiscal year ended December 31, 2011 includes a $30 million reduction attributable to the reclassification of temporary equity and an $18.6 million reduction attributable to the recognition of a valuation allowance against the Company’s deferred tax assets. See Notes 8 and 14 for additional discussion.

Non-Controlling Interest

The non-controlling interest portion of stockholders’ deficit consists of the non-controlling interest related to Clean Coal. The amounts for the periods ended September 30 and December 31, 2011 have been restated for the restatement of equity held by GS (see Note 14).

(12)	Commitments and Contingencies

Line of Credit

Clean Coal has available a revolving line of credit with a bank for $15 million that is secured by substantially all the assets of Clean Coal (including its subsidiaries). The line of credit expires in March 2013 with payment due in four equal quarterly installments of principal of $3.75 million (plus all accrued interest at such time) beginning June 30, 2012. Borrowings under the line of credit bear interest at the higher of the “Prime Rate” (as defined in the related credit agreement) plus one percent (1%) or 5% per annum (effective rate of 5% at September 30, 2012).

In May 2012, an amendment was made to the line of credit agreement to increase the amount available by $3 million under an increased commitment note issued in conjunction with the line of credit. This amount is secured by a cash collateral account of $3 million held by the bank issuing the line of credit with funds received equally from ADA and NexGen. Interest is payable monthly at 3% over the rate paid by the bank on the cash collateral account and is due on or before December 1, 2012. At September 30, 2012, the outstanding balance on the line of credit was $10.4 million. On October 1, 2012, a payment of $3.75 million was made against the line of credit. Borrowings under the line of credit and increased commitment note are subject to certain financial covenants applicable to Clean Coal.

Retirement Plan

ADA assumed the 401(k) plan covering all eligible employees as of January 1, 2003 which was revised in 2009, and makes matching contributions to the plan in the form of cash and its common stock. Such contributions are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Matching contributions in stock	$95	$83	$292	$265

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Beginning balance	$562	$547	$547	$612
Performance guaranties accrued	37	44	54	82
Expenses paid	(27)	(65)	(29)	(168)

Ending balance	$572	$526	$572	$526

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

The Company has accrued a current liability as of September 30, 2012 of $3.3 million which is included in settlement awards and related accrued liabilities and a long-term liability of $2.5 million which is included in settlement awards and indemnity liability in the consolidated balance sheets related to this agreement.

Indemnity Liability Settlement

As previously reported in various filings, in November 2011, ADA entered into an Indemnity Settlement Agreement whereby ADA agreed to settle certain indemnity obligations asserted against ADA related to the Norit litigation and relinquish all of its interest in ADA Carbon Solutions, LLC (“Carbon Solutions”). Our net investment in Carbon Solutions was accounted for under the equity method of accounting and our respective share of Carbon Solutions’ losses of $2.1 million and $5.9 million for the three and nine months ended September 30, 2011, respectively, is included in the consolidated statements of operations. Under the terms of the Indemnity Settlement Agreement, ADA paid a $2 million payment on November 28, 2011 and agreed to make 16 additional monthly payments of $100,000 with the first one paid on November 28, 2011, and the remaining 15 payments commencing on December 1, 2011, relinquished all of its equity interest in Carbon Solutions to Carbon Solutions and amended the Intellectual Property License Agreement dated October 1, 2008 between ADA and Carbon Solutions.

The Company has accrued a current liability as of September 30, 2012 of $500,000 which is included in settlement awards and related accrued liabilities in the consolidated balance sheets related to this agreement.

(13)	Business Segment Information

The following information relates to the Company’s three reportable segments: Refined coal (“RC”), Emission control (“EC”) and CO2 capture (“CC”). All assets are located in the U.S. and are not evaluated by management on a segment basis. All significant customers are U.S. companies and the U.S. Government.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue

RC
Rental income	$11,072	$6,239	$27,053	$16,907
Coal sales	59,021	2,580	106,533	2,580
Other revenues	104	341	136	507

	70,197	9,160	133,722	19,994

EC
Systems and equipment	2,299	906	6,456	2,047
Consulting and development	968	2,054	3,162	4,015
Chemicals	213	135	591	775

	3,480	3,095	10,209	6,837

CC	676	977	1,153	1,894

Total	$74,353	$13,232	$145,084	$28,725

Segment profit

RC	$2,672	$4,903	$11,860	$14,277
EC	(147)	802	30	1,718
CC	(67)	110	11	144

Total	$2,458	$5,815	$11,901	$16,139

A reconciliation of the reported total segment profit to the net loss attributable to ADA for the periods shown above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (restated)	2012	2011 (restated)
	(in thousands)
Total segment profit	$2,458	$5,815	$11,901	$16,139
Non-allocated general and administrative expenses	(4,556)	(2,099)	(11,434)	(12,435)
Depreciation and amortization	(1,239)	(216)	(3,444)	(608)
Other income (expense) including interest	(19)	71	122	2,161
Interest expense	(144)	(889)	(1,045)	(889)
Settlement of litigation and arbitration award, net	(800)	(2,182)	(1,553)	(41,684)
Net equity in net income (loss) of unconsolidated entities	232	(2,050)	400	(5,761)
Deferred income tax benefit	—	—	—	10,980
Net (income) loss attributable to non-controlling interest	120	(3,053)	(2,613)	(7,888)

Net loss attributable to ADA	$(3,948)	$(4,603)	$(7,666)	$(39,985)

Non-allocated general and administrative expenses include costs that benefit the business as a whole and are not directly related to any one of our segments. Such costs include but are not limited to accounting and human resources staff, information systems costs, facility costs, legal fees, audit fees and corporate governance expenses.

(14)	Restatement of Consolidated Financial Statements

The consolidated financial statements as of December 31, 2011 and for the three and nine months ended September 30, 2011 have been restated. The restatement resulted from management’s determination that the Company had not properly accounted for the interest held by GS in our joint venture, Clean Coal, since May 2011 and that a full valuation allowance against the Company’s deferred tax assets should have been recognized as of December 31, 2010 and all subsequent quarters thereafter. The restatement reflected non-cash adjustments and had no effect on previously reported operating income results or cash flows from operations. The Company amended its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 on October 19, 2012.

Financial Statement Effect of the Restatement

The tables below show the effect of the above restatement on the Consolidated Balance Sheet as of December 31, 2011, the Consolidated Statement of Operations for the three and nine months ended September 30, 2011, Consolidated Statement of Changes in Stockholders’ Deficit for the nine months ended September 30, 2011 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2011.

Effect on Consolidated Balance Sheet

		Restatement Adjustments
	As Previously Reported	Deferred Tax		As Restated
	December 31, 2011	Valuation Allowance	Temporary Equity	December 31, 2011
	(Amounts in thousands)
Current Assets
Cash and cash equivalents	$40,879	$—	$—	$40,879
Receivables, net of allowance for doubtful accounts	5,914	—	—	5,914
Investment in securities	508	—	—	508
Prepaid expenses and other assets	3,924	(2,392)	—	1,532

Total current assets	51,225	(2,392)	—	48,833

Property and Equipment, at cost	41,771	—	—	41,771
Less accumulated depreciation and amortization	(4,651)	—	—	(4,651)

Net property and equipment	37,120	—	—	37,120

Investment in unconsolidated entities	590	—	—	590
Other assets	931	—	—	931
Deferred taxes and other assets	16,233	(16,233)	—	—

Total other assets	17,754	(16,233)	—	1,521

Total Assets	$106,099	$(18,625)	$—	$87,474

Total Liabilities	$56,920	$—	$—	$56,920

Temporary Equity - Non-controlling Interest Subject to Possible Redemption	—	—	60,000	60,000

Stockholders’ Equity (Deficit)
ADA-ES, Inc. stockholders’ equity (deficit)
Preferred stock: 50,000,000 shares authorized, none outstanding	—	—	—	—
Common stock: no par value, 50,000,000 shares authorized, 9,996,144 shares issued and outstanding	93,184	—	(30,000)	63,184
Accumulated deficit	(48,069)	(18,625)	—	(66,694)

Total ADA-ES, Inc. stockholders’ equity (deficit)	45,115	(18,625)	(30,000)	(3,510)
Non-controlling interest	4,064	—	(30,000)	(25,936)

Total Stockholders’ Equity (Deficit)	49,179	(18,625)	(60,000)	(29,446)

Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)	$106,099	$(18,625)	$—	$87,474

Effect on Consolidated Statement of Operations

	Three Months Ended September 30, 2011
		Restatement Adjustments
		Deferred Tax
	As Previously Reported	Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Expense (Benefit) and Non-controlling Interest	$(1,550)	$—	$—	$(1,550)
Income Tax Expense (Benefit)	(792)	792	—	—

Net Loss Before Non-controlling Interest	(758)	(792)	—	(1,550)
Non-controlling Interest	(3,053)	—	—	(3,053)

Net Loss Attributable to ADA-ES, Inc.	$(3,811)	$(792)	$—	$(4,603)

Net Loss Per Common Share - Basic and Diluted Attributable to ADA-ES, Inc.	$(0.50)	$(0.10)	$—	$(0.60)

	Nine Months Ended September 30, 2011
		Restatement Adjustments
		Deferred Tax
	As Previously Reported	Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Loss from Continuing Operations Before Income Tax Expense (Benefit) and Non-controlling Interest	$(43,077)	$—	$—	$(43,077)
Income Tax Expense (Benefit)	(17,361)	6,381	—	(10,980)

Net Loss Before Non-controlling Interest	(25,716)	(6,381)	—	(32,097)
Non-controlling Interest	(7,888)	—	—	(7,888)

Net Loss Attributable to ADA-ES, Inc.	$(33,604)	$(6,381)	$—	$(39,985)

Net Loss Per Common Share - Basic and Diluted Attributable to ADA-ES, Inc.	$(4.41)	$(0.84)	$—	$(5.25)

Effect on Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
		Restatement Adjustments
	As Previously Reported	Deferred Tax		As Restated
	September 30, 2011	Valuation Allowance	Temporary Equity	September 30, 2011
	(Amounts in thousands)
ADA-ES Stockholders’ Equity (Deficit)
Balances, January 1, 2011	$11,409	$(15,657)	$—	$(4,248)
Stock-based compensation	761	—	—	761
Issuance of stock to 401(k) plan	264	—	—	264
Issuance of stock on exercise of options	81	—	—	81
Equity contribution from sale of interest in joint venture,net of income taxes	19,020	10,980	(30,000)	—
Income tax impact of sale of temporary equity in joint venture	—	(10,980)	—	(10,980)
Expense of stock issuance and registration	(16)	—	—	(16)
Net loss	(33,604)	(6,381)		(39,985)

Balance, September 30, 2011	$(2,085)	$(22,038)	$(30,000)	$(54,123)

Non-controlling Interest
Balance, January 1, 2011	$2,035	$—	$—	$2,035
Equity contributions by non-controlling interest	250	—	—	250
Distributions to non-controlling interest	(6,203)	—	(30,000)	(36,203)
Net income	7,888	—	—	7,888

Balance, September 30, 2011	$3,970	$—	$(30,000)	$(26,030)

Total Stockholders’ Equity (Deficit)	$1,885	$(22,038)	$(60,000)	$(80,153)

Effect on Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2011
		Restatement Adjustments
	As Previously Reported	Deferred Tax Valuation Allowance	Temporary Equity	As Restated
	(Amounts in thousands)
Net loss	$(33,604)	$(6,381)	$—	$(39,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	608	—	—	608
Deferred tax benefit	(17,361)	6,381	—	(10,980)
Loss on disposal of assets	60	—	—	60
Expenses paid with stock, restricted stock and stock options	1,025	—	—	1,025
Net equity in net loss from unconsolidated entities	5,761	—	—	5,761
Non-controlling interest in income from subsidiaries	7,888	—	—	7,888
Changes in operating assets and liabilities:				—
Receivables, net	(4,284)	—	—	(4,284)
Prepaid expenses and other	(1,536)	—	—	(1,536)
Accounts payable	3,495	—	—	3,495
Accrued payroll, expenses and other related liabilities	800	—	—	800
Deferred revenues and deposits	4,050	—	—	4,050
Accrued settlement and related liability	8,703	—	—	8,703
Accrued liabilities	2,576	—	—	2,576
Other liabilities	100	—	—	100

Net cash used in operating activities	(21,719)	—	—	(21,719)

Cash Flows from Investing Activities
Principal payments received on notes receivable	1,580	—	—	1,580
Equity contribution from sale of interest in joint venture	30,000	—	(30,000)	—
Capital expenditures for equipment, patents and development projects	(11,975)	—	—	(11,975)

Net cash provided by (used in) investing activities	19,605	—	(30,000)	(10,395)

Cash Flows from Financing Activities
Net borrowings under line of credit	7,887	—	—	7,887
Sale of temporary equity in joint venture	—	—	60,000	60,000
Non-controlling interest equity contributions	250	—	—	250
Distributions to non-controlling interest	(6,203)	—	(30,000)	(36,203)
Exercise of stock options	81	—	—	81
Stock issuance and registration costs	(16)	—	—	(16)

Net cash provided by financing activities	1,999	—	30,000	31,999

Decrease in Cash and Cash Equivalents	(115)	—	—	(115)
Cash and Cash Equivalents, beginning of period	9,696	—	—	9,696

Cash and Cash Equivalents, end of period	$9,581	$—	$—	$9,581

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 that involve risks and uncertainties. Words or phrases such as “anticipates,” “believes,” “hopes,” “expects,” “intends,” “plans,” the negative expressions of such words, or similar expressions are used in this Report to identify forward-looking statements, and such forward-looking statements include, but are not limited to, statements or expectations regarding:

(a)	when mercury and other regulations or pollution control requirements will become effective and the scope and impact of such regulations, including the impact of the final Mercury and Air Toxics Standards (“MATS”);

(b)	expected growth in and potential size of our target markets;

(c)	expected supply and demand for our products and services;

(d)	the effectiveness of our technologies and the benefits they provide;

(e)	expected timing of conducting additional demonstrations of our technology;

(f)	the timing of awards of, and work under, our contracts and agreements and their value and their availability;

(g)	expected production levels at our refined coal (“RC”) facilities, when those RC facilities will be placed into permanent operation and expected use of the tax credits under Section 45 of the Internal Revenue Code (“Section 45 tax credits”) generated by the RC facilities;

(h)	our ability to profitably sell, lease and/or recognize the tax benefits from operating additional RC facilities;

(i)	timing and amounts of or changes in future revenues, funding for our business and projects, margins, expenses, earnings, tax rate, cash flow, working capital, liquidity and other financial and accounting measures;

(j)	the materiality of any future adjustments to previously recorded revenue as a result of Department of Energy (“DOE”) audits; and

(k)	whether any legal challenges or Environmental Protection Agency (“EPA”) actions will have a material impact on the implementation of the MATS or other regulations.

The forward-looking statements included in this Report involve risks and uncertainties. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including, but not limited to, timing of new and pending regulations and any legal challenges to them; the government’s failure to promulgate regulations or appropriate funds that benefit our business; changes in laws and regulations, accounting rules, prices, economic conditions and market demand; impact of competition; availability, cost of and demand for alternative energy sources and other technologies; technical, start up and operational difficulties; inability to commercialize our technologies on favorable terms; our inability to ramp up our operations to effectively address expected growth in our target markets; loss of key personnel; failure to satisfy performance guaranties; the failure of the facilities leased by Clean Coal Solutions, LLC (“Clean Coal”) to continue to produce coal that qualifies for Section 45 tax credits; termination of the leases of such facilities; rulings by the courts on, interpretations by the IRS of and other official pronouncements on tax credit regulations adverse to our RC business; decreases in the coal available for treatment at Clean Coal’s RC facilities; plant outages; seasonality; failure to monetize the new CyCleanTM and M-45TM facilities; inability to put into permanent operation our available RC facilities and obtain necessary agreements, permits and private letter rulings from the IRS; availability of raw materials and equipment for our businesses; intellectual property infringement claims from third parties; as well as other factors relating to our business, as described in our filings with the U.S. Securities and Exchange Commission, with particular emphasis on the risk factor disclosures contained in those filings and in Item 1A of our Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements made in this report, and to consult filings we have made and will make with the SEC for additional discussion concerning risks and uncertainties that may apply to our business and the ownership of our securities. The forward-looking statements contained in this Report are presented as of the date hereof, and we disclaim any duty to update such statements unless required by law to do so.

Restatement

The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) incorporates restated figures related to the following previously filed amended consolidated financial statements, data and related disclosures: Consolidated Balance Sheet as of December 31, 2011, Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and Consolidated Statement of Changes in Stockholders’ Deficit and Consolidated Statement of Cash Flows for the nine months ended September 30, 2011. For this reason, the following MD&A should be read in conjunction with the amended financial statements and notes thereto and the MD&A included in the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2011 and in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, which were both filed on October 19, 2012, as well as the Company’s other filings with the SEC.

The restatement resulted from management’s determination that the Company had not properly accounted for the interest held by an affiliate of the Goldman Sachs Group (“GS”) in our joint venture, Clean Coal since May 2011 and that a full valuation allowance against the Company’s deferred tax assets should have been recognized as of December 31, 2010 and all subsequent quarters thereafter.

Overview

We develop, offer and implement proprietary environmental technology and market specialty chemicals to the coal-burning electric utility steam generating units (“EGU”) industry, to the Portland cement industry and to industrial boiler operators. We have three operating segments: RC (refined coal), EC (emission control) and CC (CO2 capture). The RC segment includes revenues from the leasing of RC facilities and RC sales which approximate the cost of raw coal acquired for RC facilities operated for our own account. The EC segment includes revenue from the supply of emissions control systems including powdered activated carbon injection (“ACI”) systems, dry sorbent injection (“DSI”) systems to control SO2, SO3 and HCl and flue gas conditioning (“FGC”) systems, the licensing of certain technology and provision of consulting services. The CC segment includes revenue from projects relating to the CO2 capture and control market, including projects co-funded by government agencies, such as the DOE and industry supported contracts.

Our RC segment generates revenues through the lease or sale of RC facilities, which qualify for Section 45 tax credits, to third party financial institutions or others, as well as operating RC facilities and keeping the tax credits for our own and our partners’ accounts. To date, 28 RC facilities that qualify for the Section 45 tax credits have been “placed in service” through Clean Coal, our RC joint venture with NexGen Refined Coal, LLC (“NexGen”), an affiliate of NexGen Resources Corporation, and with an affiliate of The Goldman Sachs Group, Inc. (“GS”).

The primary drivers for many of our EC products and services are environmental laws and regulations impacting the electric power generation industry. Environmental regulations, such as the 1990 Clean Air Act Amendments, the MATS regulations, various Maximum-Achievable Control Technology (“MACT”) standards including the Industrial Boiler MACT (“IBMACT”) regulations, Cement MACT (as defined below) regulations, various state regulations and permitting requirements for coal-fired power plants are requiring electric power generators to reduce emissions of pollutants, such as particulate matter, SO2, NOx, mercury, and acid gases. We are a key supplier of mercury control equipment and services, which include ACI systems, to the EC market whose commercial equipment component first began in 2005 when several individual states began to require limits on mercury emissions. We also offer DSI systems to control SO2 and acid gases such as HCl and SO3.

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

Environmental Legislation and Regulations

Clean Coal’s primary opportunity is based on Section 45 tax credits, established by the American Jobs Creation Act of 2004, and as amended by the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Tax Relief and Job Creation Act of 2010, the last of which extended the placed in service deadline for the Section 45 tax credits from its original date to January 1, 2012. The 2012 tax credit amounts to $6.47 per ton of RC, and is expected to escalate annually through 2021. In December 2009, the IRS issued the initial guidance as to the specifics concerning how the emissions reductions are to be measured and certified to demonstrate compliance necessary to qualify for the Section 45 tax credits. The IRS provided subsequent guidance on October 4, 2010 to address various issues that had arisen. Additionally, the IRS has published a number of Private Letter Rulings (“PLRs) that provide approval to taxpayers on matters related to specific Section 45 tax credit issues. Although the approval in each PLR only applies to the taxpayer and the specific project mentioned in the PLR, other taxpayers can gain an understanding on how the IRS interprets certain matters based on the conclusions reached in the PLR.

Use of the tax credits is also subject to audits of the entity that claims the credit on its tax return and rulings by the United States Tax Court (the “Tax Court”), each of which can impact several aspects of the RC business including the viability of the market for Section 45 tax credits in general, the perceived risk involved in obtaining Section 45 Tax Credits and thus the price a third party would be willing to pay for them and the structure of contracts that we enter into to monetize our RC facilities.

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

In addition, the M-45 License gives Clean Coal, on a limited, non-exclusive, non-transferable, royalty-bearing basis, with the right to sublicense (under specified terms to be approved by ADA prior to the sublicense being granted) to limited utilities that burn or have burned RC produced using the M-45 technology the right to continue to use the M-45 technology under certain circumstances for the purpose of “Mercury Only Emission Control”.

The M-45 License runs from July 27, 2012, through the later of the expiration of (i) the Section 45 tax credits, (ii) any similar tax credit subsequently enacted, after the effective date of the agreement up to within one year of the expiration of the Section 45 tax credits, which tax credit provides for the production of a coal-based fuel (pre-combustion) that emits, when combusted, a lower level of both NOx and mercury emissions, or (iii) the date on which Clean Coal and all sublicensees have permanently ceased to provide Mercury Only Emission Control.

Pursuant to the M-45 License, we will receive royalties equal to (i) a percent of the per-ton, pre-tax margin from RC produced with the M-45 technology from leased or sold RC facilities, (ii) a percentage of the Section 45 tax credits claimed by Clean Coal (or a Clean Coal affiliate), or their respective owners, on RC produced by a facility that Clean Coal does not monetize with a third party and instead opts to retain the Section 45 tax credits from that facility for its (or an affiliate’s) own benefit, net of all directly allocable operating expenses and all utility payments incurred by Clean Coal (or an affiliate) in connection with the production and sale of such RC, and (iii) a percent of the revenue, net of all direct expenses, received by Clean Coal as a direct result of Clean Coal’s exercise of the license for Mercury Only Emission Control described above. ADA is entitled to receive up to $10 million in prepaid royalty deposits upon the attainment by Clean Coal of certain milestones, which amount includes the initial payment of $2 million made upon signing of the non-binding term sheet for the M-45 License Agreement in November, 2011. We have certain obligations to provide technical assistance to Clean Coal and its sublicensees during the term of the M-45 License, as well as certain obligations to protect and maintain the patents that underlie the M-45 technology and to indemnify Clean Coal against certain claims related to the technology.

Leased and Operating RC Facilities

On June 29, 2010, Clean Coal executed contracts pursuant to which two RC facilities were leased by Clean Coal’s wholly owned subsidiaries (the “Lessors”) to GS RC Investment, LLC (the “Lessee”). The two facilities were installed at two different power plants in the Midwest each of which operates two cyclone boilers burning Powder River Basin (“PRB”) coal from Wyoming. On November 21 and December 15, 2011, Clean Coal, the Lessors and the Lessee entered into two Exchange Agreements pursuant to which the parties exchanged the leased RC facilities at each power plant with newly constructed, redesigned RC facilities which resulted in termination of the original leases and entry into new lease agreements. The new leases carry over most of the substantive terms and conditions of the initial leases and have annual terms that automatically renew through December 31, 2021.

As a result of the extension of the Section 45 tax credit placed in service deadline, Clean Coal built and qualified an additional 26 RC facilities that met the extended placed in service date. These facilities use a combination of our CyClean technology, which is limited to cyclone boilers, and M-45 technology, which can be used in non-cyclone boilers.

Based on the ten year term of the current Section 45 tax credits, we expect Clean Coal to generate revenues from leasing or selling RC facilities to financial parties and by generating tax credits by retaining and operating certain of the 28 RC facilities that met the placed in service deadline through December 31, 2021. Upon expiration of the tax credits on December 31, 2021, the leases of our RC facilities to financial parties will terminate. Clean Coal may then lease or sell the RC facilities directly to the utilities that own and operate the power plants at which the RC facilities are located or operate the facilities on behalf of utility customers given the significant benefit of the mercury reductions such facilities provide. After December 31, 2021, Section 45 tax credits would no longer be available absent further extension by Congress.

Eight of the 28 total RC facilities are currently in routine operations on 15 coal-fired boilers. Once the final utility site and financing party have been determined, it takes an average of approximately six to twelve months to obtain environmental permits for full-time operation, secure necessary approvals from state Public Utility Commissions, and negotiate and complete all necessary contracts. Since the IRS did not provide explicit guidance on the blending of coal to qualify for Section 45 tax credits, PLRs may be needed from the IRS if requested by the applicable utility or financing party, which may take an additional two to four months to obtain after formal contracts are completed. We expect that the requesting party will eventually be able to obtain all required PLRs necessary for operating the RC facilities. We expect that the transactions for the new RC facilities may be either leases or sales transactions with the purchase price payable over time, but that regardless of their form the final transaction structures will provide long-term economic benefits substantially similar to those provided by the prior lease transactions. However, the economics of each facility will be somewhat unique as the revenue and expected margins will differ from one RC facility to another depending upon: size of the power plant being served, the annual RC burned at each plant, the cost of chemicals, labor costs, negotiated payments to the utility, upfront prepaid rent payments, royalty payments for certain technologies, and the payment structure for the tax credits. As is generally the case in these transactions, the sale or lease of the RC facilities and the monetization of the Section 45 tax credits involve a relationship between the utility, a financial party and Clean Coal. By buying or leasing the RC facility and producing RC, the financial institution or other party becomes the producer of RC, receives the benefit of the annually escalating per ton Section 45 tax credit and is able to deduct depreciation and/or a portion or all of the lease payments. In return it pays, and may also deduct, a fee to the utility for coal handling and land use to site the RC facility and operational costs. In addition, the financial party pays a mutually agreed combination of fixed and contingent rents to Clean Coal for the lease of the RC facility or, in the case of a sale, payments that are substantially similar to fixed and contingent rents. In addition to the site and coal handling payments, the utility receives the benefit of the resulting mercury reductions which have an estimated value of between $1.00- $4.00 per ton.

In connection with the Exclusive Right to Lease Agreement (“Lease Agreement”) among ADA, NexGen and Clean Coal as discussed in prior filings, Clean Coal granted GS the exclusive right (but not the obligation) to lease facilities that will produce up to approximately 12 million tons (+/- 10%) (the “Target Tons”) of RC per year on pre-established lease terms similar to those currently in effect for Clean Coal’s two then-existing leased facilities, but which are more economically favorable to Clean Coal than the rates in the leases for the existing RC facilities that Clean Coal leased to another GS affiliate in June 2010. Under this arrangement, Clean Coal is required to submit a package to GS with respect to each RC facility it proposes that GS consider for leasing (being all RC facilities developed by Clean Coal until the Target Tons are met), and upon certification and acceptance of the certification for a given RC facility by GS, GS is required to pay Clean Coal, as a deposit, an agreed amount for each 1 million tons of projected annual RC production. Upon closing of such a lease of an RC facility from Clean Coal, GS is required to pay Clean Coal an additional amount per 1 million tons of projected annual RC production. These payments will be paid as advance rent, and actual amounts due under the leases (with true-ups) will be paid in accordance with the operative lease and related agreements. If GS determines that it will not lease a RC facility after it has paid the deposit, it can provide notice requesting the return of the deposit paid for that RC facility, and the deposit must be paid within 30 days of the end of the quarter in which the notice is given . The amount of any deposit will earn interest from the date of the notice until the deposit is paid. Clean Coal received $14.9 million from GS in 2011 as initial deposits for more than the Target Tons, which according to the Lease Agreement reserves GS’s right to negotiate for specific RC facilities. In October 2012, GS determined that it would not pursue leases on two particular RC facilities on which it had paid deposits totaling $4.7 million and concurrently gave notice for the return of the related deposits. While Clean Coal has not yet returned the deposit, it plans to do so by January 30, 2013 as required by the Lease Agreement unless GS selects other facilities in which to participate for which deposits could be applied. We are currently in discussions with a number of other major financial institutions, corporations and other investors with respect to a number of the remaining facilities.

Pursuant to the Lease Agreement, Clean Coal leased a third RC facility to GS in the first quarter of 2012 and leased a fourth RC facility to another financial party during the third quarter. All agreements included substantially similar terms and conditions as those applicable to the first two leased RC facilities. With progress to date, currently a total of eight RC facilities are operating at full time status treating fifteen boilers that, in the aggregate, average more than twenty-one million tons of RC per year.

In addition to the four leased RC facilities, Clean Coal currently operates four additional RC facilities for its own account, resulting in its right to claim the Section 45 tax credits for the RC produced during those operations. Clean Coal plans to retain and operate one or two of these RC facilities permanently for its own account (with an ultimate goal of one of every five tons of RC produced) going forward and to lease or sell the other RC facilities currently in full time operation to financial institutions or others pending completion of definitive agreements. During the third quarter, the RC facilities operated for Clean Coal’s account generated $16.1 million in Section 45 tax credits that can be used to offset future tax expenses and $59 million in revenues from RC sales which are offset by $59 million in raw coal costs. Clean Coal has finalized monetization contracts for a ninth RC facility and the monetizer is waiting for a PLR and other approvals before full time operation can commence, which is expected in the next few months. When these nine RC facilities are operating, Clean Coal will be producing about 25 million tons of RC per year based upon historical coal usage at these plants. Clean Coal is in negotiations to lease or sell several additional RC facilities and has the potential to be producing up to 60 million tons of RC by the end of 2014 utilizing the CyClean and M-45 technologies.

In those cases where Clean Coal chooses to operate an RC facility for its own account, either on an interim basis or for the long-term, it receives the benefit of the Section 45 tax credits from the RC produced at the facility. As part of those operations Clean Coal purchases raw coal from the utility, refines the raw coal into RC and then sells the RC back to the utility, generally at the same price per ton, recognizing revenue from the RC sale and costs of revenue for the raw coal purchased. These amounts may be significant as the average per ton price for the raw coal purchased and RC sold has historically ranged from $20 to $40 per ton. In those operations Clean Coal also pays, recognizing an expense, and may also deduct for tax purposes, operational costs, a fee to the utility for coal handling and a fee for the land used to site the RC facility.

Closings of several deals with utilities and tax equity partners for our RC facilities were delayed in the second and third quarters of 2012 for various reasons, including: permitting, regulatory approval, corporate financial restructuring of third parties involved in some aspect of the transaction, changes in plant ownership, changes and retirements of personnel involved in the negotiations, involvement of additional parties in the transactions, and uncertainties in the tax credit community. As our previous disclosures have indicated, because of the complexities of each RC deal and the number of externalities that are outside our direct control and involvement, there was potential for and we are experiencing delays beyond our initial estimates of six to nine months to close the transactions.

Status of Remaining RC Facilities

Our goal is to place into full time operations the majority of the remaining facilities as soon as possible with an expectation that all will be in operation in 2014. For the remaining facilities, there are a number of possible locations all with different sizes and characteristics. As a result, it is difficult to provide explicit guidance at this time for their permanent placement. For example, we are holding five facilities in reserve for placement at five very large potential RC production sites. Each of these sites has its own unique set of circumstances and issues that will likely require some change in operations at the utility or other changes such as technology improvements, switch in coal rank, or a PLR, in order for those facilities to begin full time operation. In this regard we have made significant progress in expanding the potential target market by extending the RC technologies beyond PRB coals. Clean Coal is currently operating two RC facilities using the M-45 technology at plants burning Gulf Coast lignite and one CyClean facility at a plant burning North Dakota lignite. In addition, tests have demonstrated the potential to apply the RC technologies to bituminous coals. Clean Coal is also conducting tests on an improvement to the M-45 technology that would potentially make it available for use on different types of pulverized coal (“PC”) boilers. This would significantly increase the potential market for where the RC facilities could be located as PC boilers represent over 80% of the 1,200 electricity generating boilers in the U.S. and there are over 50 plants where it may be possible to treat five to ten million tons of coal per year with a single RC facility. The tax credit rules further ease the transition by allowing us to change the process and use the RC facilities at plants other than those at which they were originally placed into service.

We are also in the process of increasing the number of potential financial parties and others that we are negotiating with to monetize the Section 45 tax credits. By the end of the year we expect that we will have leased or sold another RC facility to a new financial party bringing the total to three RC facilities monetized in 2012. As more of the RC facilities become operational and operate for longer periods, we believe the technical and tax credit risks are reduced. As a result, we expect the financial terms around future lease and/or sale transactions to generally improve for Clean Coal and result in higher per-ton profits over time. In addition, our RC business opportunities do not depend upon any new environmental or tax regulations. The current ten year term of the tax credits do not require any additional approval by Congress, which provides us with a high degree of confidence that the CyClean and M-45 technologies will generate long-term cash flows.

Despite the recent delays in closings, we do not expect any changes that may result from variables outside our control to have a material impact on the expected size of our market or the future long term economics for our RC business segment. ADA expects to generate pre-tax income of greater than $1.60 per ton of RC produced per year for facilities leased or sold to others after payments to its joint venture partners, over the remaining nine-year life of the Section 45 tax credits. We expect that if all 28 RC facilities become fully operational, after obtaining environmental permits for full-time operation and completing all necessary contracts, they will produce a total of approximately 60 million tons or more of RC per year. We believe that once all new and existing RC facilities are leased or sold to others and become fully operational, they will achieve an annualized segment rental revenue rate of approximately $200 million; this revenue figure excludes approximately $250 million to $300 million in ongoing coal sales and raw coal purchases for RC facilities that Clean Coal is expected to operate in the long-term for its own account. These revenue rates would be expected to generate approximately $100 million in segment income to ADA after payments to joint venture partners, including an estimated $30 million in tax credits (ADA’s share) to be generated by RC facilities operated by Clean Coal. The projected segment revenue and income are expected to continue through 2021.

Based upon the status of operations and negotiations on RC facilities, we expect to report consolidated RC segment revenues of approximately $190 million in 2012, comprised of $40 million in rental revenues and $150 million in coal sales and RC purchases. Tax credit benefits and segment income for 2012 are projected to total approximately $22 million, which will include approximately $16 million of tax credits apportioned to ADA associated with the operations of RC facilities that have either yet to be monetized or are being operated by Clean Coal for its own account.

From now through 2014, we expect leases and sales of new facilities to generate significant cash receipts from prepaid rent for Clean Coal. For the RC facilities that it operates, Clean Coal will record operating costs, coal sales and costs of coal that may be significant. This will result in increased expenses and revenues over and above revenue increases from the monetization of additional RC facilities and will likely keep the level of gross margin dollars similar to that which we would expect if the RC facilities were not retained. As a result of the tax credits that we expect to flow through to ADA from Clean Coal, we expect that ADA’s effective corporate tax rate will decrease to approximately 10% looking forward through 2021.

Emission Control

Environmental Legislation and Regulations

Mercury has been identified as a toxic substance and, pursuant to a court order, the U.S. Environmental Protection Agency (“EPA”) issued regulations for its control from power plants in March 2005, which was known as the “Clean Air Mercury Rule” or “CAMR.” CAMR was subject to significant challenges and was ultimately declared invalid. In April 2010, the U.S. District Court of Appeals of the District of Columbia approved the consent agreement reached between the EPA and a coalition of public health and environmental groups that sued in 2008 to force the agency to set tighter emission limits. That settlement required the EPA to issue a draft rule in March 2011 and a final rule requiring strict plant-specific controls for power plants’ toxic air pollutants no later than November 16, 2011. On March 16, 2011, the EPA issued the draft of the proposed MATS rule, a MACT-based hazardous pollutant regulation applicable to coal and oil-fired electric utility steam generating units, which provides for among other provisions, control of mercury and volatile metals such as arsenic, selenium and control of acid gases such as HCl and other Hazardous Air Pollutants (“HAPs”). On October 28, 2011, the EPA, with approval of the environmental groups who were parties to the Court of Appeals consent, extended the deadline and the final rule was issued on December 16, 2011, and took effect on April 16, 2012. Prior to April 16, 2012, several industry groups filed multiple lawsuits against the EPA with the U.S. Circuit Court of Appeals for the District of Columbia challenging various aspects of the MATS. On July 20, 2012, Assistant EPA Administrator Gina McCarthy issued a letter indicating that the EPA intended to grant reconsideration of certain new HAP source issues and that they intended to complete the rulemaking by March 2013. On July 27, 2012 EPA Administrator, Lisa P. Jackson, signed a notice that was published in the Federal Register on August 2, 2012. The action stayed the effectiveness of the final rule relating to new source standards until November 2, 2012 and addressed certain technical issues including issues related to the measurement of mercury emissions and the applicable data set used in the variability calculation performed to establish the new emission source standards for particulate matter and HCl. This rule was recently stayed again until December 24, 2012. The EPA recently provided an update and reported that it remains on track to complete the rulemaking by March of 2013. We expect that the reconsideration will reduce emissions limits for new HAP sources. The EPA action does not affect existing HAP sources and at this time we do not believe any of the lawsuits will have a material impact on the implementation of the mercury standards of MATS for existing generating units and therefore our ongoing business.

The final rule establishes standards for all HAPs emitted by coal and oil fired EGU’s with a capacity of 25 megawatts (“MW”) or greater. Units with lower generating capacities will fall under the IBMACT rule once it goes into effect. The standards are based upon the average of the best performing 12% of existing applicable power plants. The MATS provides the option to use facility-wide averaging of 90 days to meet the limits for mercury. The MATS limits mercury emissions from existing units to 1.2 pounds per trillion BTU (1.0 pound per trillion BTU if 90 day averaging is used). This emission limit corresponds to the capture of up to 80-90% of the mercury in the coal burned in electric power generation boilers as measured at the exhaust stack outlet for most coals having greater than 8,500 BTU per pound heat rate. For plants burning lower rank coals such as lignite, the emission limit is 4.0 pounds per trillion BTU. The EPA estimates that there are approximately 1,200 coal-fired units and 300 oil-fired units affected by the MATS. Existing sources must comply with the MATS standards by April 16, 2015. An authorized State permitting authority has the ability to grant sources up to a one year extension, on a case by case basis, if such additional time is necessary for the installation of controls.

In addition to issuing standards covering electric power generators, the EPA has developed a MACT-based mercury emissions regulation for the Portland Cement Manufacturing Industry through amendments to the National Emission Standards for HAPs (the “Cement MACT”). The Cement MACT regulation was finalized on August 6, 2010. On May 11, 2011, the EPA denied requests to issue an administrative stay on the Cement MACT and denied in part and granted in part various petitions to reconsider the final revised Cement MACT. We believe the EPA is not delaying the implementation of the Cement MACT and is only reconsidering various technical standards and issues contained in the final regulation, which we do not believe will have a material impact on the regulation and its eventual implementation. The standards for new kilns apply to facilities where construction, modification, or reconstruction commenced after May 6, 2009.

The Cement MACT requires cement plants to reduce HAPs by August 6, 2013 including 92% of mercury emissions and 83% of hydrocarbons emissions. This regulation could require ACI systems on up to 90 cement kilns in the U.S., which are owned by approximately 15 companies. We have been engaged in several testing programs for cement companies to define their emissions and evaluate how ACI equipment and sorbents will work in that industry. The tests were designed to evaluate the effectiveness of collecting mercury and organics from cement kiln exhaust gas streams. While we have seen limited actual inquiries to date for ACI systems from cement companies, we believe the Cement MACT has the potential to increase the market for ACI systems once additional clarity is in place on the technical requirements of those rules.

The EPA also issued a new IBMACT regulation for coal-fired boilers that provide mostly steam and/or electricity for small industrial and institutional power needs with no more than 25 MW of electricity sold to the grid per year. The final regulation was released on February 23, 2011 and issued on March 21, 2011, with compliance deadlines originally scheduled for early 2014. On December 23, 2011, the EPA issued proposed reconsiderations of certain aspects of the IBMACT, including clarification of applicability and implementation issues. We believe the EPA intends to finalize these reconsiderations and issue a revised rule by early 2013.

The IBMACT could impact over 600 existing coal-fired industrial boilers. The proposed emission limit (if maintained) of 3.1 pounds of mercury per trillion BTU for existing and 0.86 pounds per trillion BTU for new coal-fired industrial boilers will on average require greater than 50% capture of mercury from coal-fired boilers burning various coals. We believe the final IBMACT could increase the market for both ACI and DSI systems when considering the proposed requirements to control both mercury and HCl emissions,

The Clean Air Act requires that all emission control related regulations be met within three years from the final date the new rule is posted in the Federal Register, with the potential extension of one year granted by individual states on a case by case basis. We believe that substantial long-term growth of the EC market for the electric power generation industry will most likely depend on how industry chooses to respond to the pending and new federal regulations. In general, all three of these regulations are less stringent than originally expected, meaning more flexibility for operators subject to the rules in choosing low capital expenditure (“CAPEX”) emissions control technologies and likely fewer forced plant retirements from having to install large CAPEX emission control equipment such as scrubbers and baghouses. We believe the final MATS will create a large market for our emission control and refined coal products.

The Cross State Air Pollution Rule (the “CSAPR”), formerly known as the “Transport Rule”, was finalized by the EPA on July 6, 2011. CSAPR was intended to replace the EPA’s 2005 Clean Air Interstate Rule (“CAIR”) and required 27 states in the Midwest and eastern half of the United States and the District of Columbia to significantly improve air quality by reducing power plant SO2 and NOx emissions that contribute to ozone and fine particle pollution in other states. On December 30, 2011, the D.C. Circuit Court of Appeals issued a stay against implementation of the CSAPR in one of more than three dozen lawsuits challenging the CSAPR in order to hold a hearing on the issue of the potential for irreparable harm caused by the rule.

On August 21, 2012, in a 2-1 decision, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating the CSAPR, ruling that the EPA exceeded its statutory authority in promulgating the rule. The court said the Clean Air Act gives the EPA the authority to require upwind states to reduce “only their own significant contributions to a downwind state’s nonattainment. Yet under CSAPR, upwind states may be required to reduce emissions by more than their own significant contributions to a downwind state’s nonattainment.” Furthermore, court found that the Clean Air Act presents the states an initial opportunity to implement the required reductions, but under CSAPR, the EPA issued federal implementation plans (“FIPs”) without first providing states with the opportunity to put together their own implementation plans. The court thus vacated CSAPR and the CSAPR FIPs and remanded the case to the EPA for action consistent with the decision. The court directed the EPA to continue administering the CAIR “pending the promulgation of a valid replacement.”

ADA’s total potential market may increase as a result of this ruling because CSAPR was driving many announced plant retirements. With the requirement to reduce SO2 emissions delayed for several years, certain plants that would have been retired had CSAPR remained in effect could instead have extended lives and will need to control acid gas and mercury emissions by 2015 in order to comply with the MATS.” Many power companies recognize the urgency of these issued and pending regulations, and as a result are contracting with us to evaluate mercury and acid gas emission control options at a number of their plants. Utilities need to know as soon as possible whether their existing EC components are sufficient to meet the new emissions standards when combined with the installation of low CAPEX systems such as ACI and DSI systems. If utilities need to upgrade their equipment with new large CAPEX equipment such as fabric filters or SO2 scrubbers, they will need to quickly begin procurement of these systems due to long required lead times in their implementation. As a result we expect additional near-term ACI and DSI demonstration revenue and bidding on related ACI and DSI equipment as discussed below.

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

To date, we have obtained contracts for or are in the process of installing ACI systems intended to control mercury emissions from 56 coal-fired EGU boilers. We anticipate the need for 400 to 600 ACI systems to be supplied between 2012 and 2015, which would require rapid scale-up of our production capabilities to maintain our target and present 35% market share. The cost of the ACI equipment required to reduce emissions from an average-size EGU is between $600,000 and $1 million and in total we expect the MATS rules to create a market in excess of $1 billion for ACI and DSI systems. We expect to continue to expand our sales staff as well as our pre-contract and post-contract engineering design group and fabrication alliances to meet this anticipated market.

In addition to the mercury control applications for ACI systems, we have also developed and are offering commercial DSI systems to inject dry alkali sorbents for control of acid gases such as SO3 and HCl as well as for control of the criteria pollutant SO2. The use of DSI for SO3 reduction can also enhance the capture of mercury on bituminous coal-fired boilers. DSI systems, which cost approximately $2 million to $3 million for an average size EGU, provide a low CAPEX alternative to scrubbers for meeting certain provisions of the MATS and CSAPR. The EPA predicts that about 200 DSI systems will be sold by 2015. We conducted full-scale tests of our DSI equipment in 2010 and 2011 for the control of HCl, SO2 and SO3 on plants burning bituminous, PRB, and lignite coals.

In order to meet the expected demand in the ACI and DSI markets, on August 31, 2012, our newly formed, wholly owned subsidiary BCSI, LLC, acquired the assets of Bulk Conveyor Specialist Inc., a leading privately held fabricator and supplier of DSI systems and other material handling equipment, and Bulk Conveyor Services, Inc. (together, “Bulk Conveyor”). We purchased the assets in exchange for $2 million in cash and $3 million in notes payable over the next five years as evidenced by two promissory notes of $2.8 million and $200,000, with payment under the larger note guaranteed by ADA. Since completing the acquisition, we have operated, and plan to continue to operate, the business of the former Bulk Conveyor through BCSI, LLC by providing testing and related services.

In order to integrate the acquisition, Aaron Prince, who previously served as Refined Coal Development Director for Clean Coal, became the General Manager of the new subsidiary. In addition, the former owner of Bulk Conveyor entered into an exclusive consulting agreement with BCSI, LLC. This acquisition provided ADA with capacity, experience and resources to provide customers with additional solutions for emissions compliance and the addition of Bulk Conveyor’s manufacturing facility also allowed ADA to expand its capacity for supplying ACI systems. We believe several contracts for ACI and DSI systems will be awarded during the remainder of this year and that MATS will eventually generate over $300 million in combined sales of ACI and DSI systems for the Company over the next three years. As an indication of progress in the development of this market, to date the Company has responded to greater than $259 million in bids for equipment of which $203 million is from this calendar year alone. The active bids for ACI and DSI systems do not include the recently announced contracts and bids that ADA has been notified to have won, but has not announced because the contracts have not yet been signed.

In early February of this year, we signed a $2 million contract for a DSI system for a power generator. On November 2, BCSI signed a contract to supply up to four DSI systems for a group of coal-fired generating plants. This contract has a total value of up to $14 million if the power company elects to purchase all of the contracted systems. The project will begin generating revenues immediately and deliveries are scheduled over the next 15 months. ADA has also signed two contracts for ACI systems, one for a power plant and one for a cement plant. In addition, we have been informed that we have been awarded a fleet-wide award for ACI systems that is expected to be in the $10 million to $20 million range. We will provide additional information on this once the contract is signed. We expect that all three contracts will be generating revenues starting in November of this year.

Enhanced Coal

A third ADA mercury-only coal treatment technology is also being marketed by the Company to meet mercury requirements currently existing in 19 states and the MATS requirements in 2015. Since 2004, we have been working with Arch Coal to explore certain unique characteristics of some types of coals mined by Arch Coal that allow them to be burned with lower emissions. We believe a technical breakthrough that involves the application of proprietary chemicals to Western coals such as PRB likely reduces emissions of mercury and other metals when this “enhanced” coal (“Enhanced Coal”) is burned at power plants. We believe our Enhanced Coal technology may provide a benefit to the customer of up to $4 per ton of coal burned when used on Western coals. U.S. power plants consume up to 600 million tons of Western coal per year.

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

As a part of entering into the License Agreement, on November 1, 2012, we entered into a Supply Agreement under which Arch Coal will purchase the additives described in the License Agreement exclusively from us, and we will supply Arch Coal with the additives it needs. For customers that prefer to have the coal treatment applied on-site at their plants, ADA will be providing the technology directly to the power plants. We are in the process of planning several demonstrations of the technology both at the mine and at specific power plants.

The MATS will likely create a market for reduction in mercury emissions for a significant percentage of the greater than 100 million tons per year of PRB coal mined by Arch Coal. One of the advantages of our technology is that it does not use bromine. The power industry is beginning to experience and report significant corrosion issues in their plants that they attribute to bromine that was used to enhance the capture of mercury. Thus, we have found the industry open to considering a new technology such as Enhanced Coal which avoids what could be a very expensive impact on the plants. Last month we were awarded the first of what we believe will be a family of patents designed to protect our technology both in the U.S. and abroad.

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

On December 15, 2009, EPA issued an endangerment finding that triggered a Clean Air Act requirement that the agency regulate CO2 emissions from stationary sources such as power plants. Industry and states have filed an extensive consolidated lawsuit before the U.S. Court of Appeals for the District of Columbia Circuit challenging numerous aspects of the EPA’s Greenhouse Gas (“GHG”) rules. The court is considering arguments regarding the EPA’s guidance memo on the timing of GHG regulations, such as when GHGs become a “regulated pollutant” under the Clean Air Act and thus New Source Review and Prevention of Significant Deterioration regulations apply.

On March 27, 2012, the EPA proposed its first new source performance standards for CO2 emissions from new power plants as a result of a separate settlement with states and environmental groups in 2010.

The DOE is providing partial funding for CO2 control projects and in September 2010 we signed a contract with the DOE to continue development of clean coal technology to capture CO2 from coal-fired power plants and other industrial sources of CO2 emissions. The agreements with the DOE provide that any inventions we create as a result of the work become our property and we retain the rights to commercialize any products we develop under the contracts. We participated in two such agreements in 2012 pursuant to which we are researching and developing a novel process to capture CO2 from coal-fired power plants.

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

In October 2010, we began work on a second major CO2 project, which is expected to run for a total of 51 months to scale-up the technology to the one-megawatt level, which is a key step in the technology development process. We are the prime contractor for the approximately $20.5 million project (including expected contributions by other industry partners) administered by the DOE’s National Energy Technology Laboratory which is providing $15 million of the funding. The project provides funding to advance our commercialization plan for regenerable solid-sorbent technology.

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

Results of Operations – 3rd Quarter and YTD 2012 versus 3rd Quarter and YTD 2011

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Revenues totaled $74.4 million and $145.1 million for the three and nine months ended September 30, 2012 versus $13.2 million and $28.7 million for the three and nine months ended September 30, 2011, respectively, representing an increase of 462% and 405% for the quarter and year to date. The increase is due primarily to revenues from operations at the RC facilities we leased to third parties and RC sales from other facilities placed in service in 2011 that were operated by Clean Coal in 2012 prior to being leased or sold to third parties. The increase is also due in part to a 52% year to date increase in our EC segment revenues. We expect overall revenues for 2012 to be significantly higher than those reported for 2011.

Cost of revenues increased by $64.3 million and $120.7 million or 1058% and 1336% for the three and nine months ended September 30, 2012, respectively, from the same periods in 2011 primarily as a result of the costs of raw coal purchased for the RC facilities operated by Clean Coal and the operating costs incurred in those facilities. In addition, costs increased in the EC segment due to the increased activity in this segment and due to the hiring of additional staff required to meet expected growth.

Gross margins were 5% and 11% for the three and nine months ended September 30, 2012, respectively, compared to 54% and 69% for the same periods in 2011. This decrease primarily reflects such increased costs. If the RC coal sales and raw coal purchases ($59 million and $106.5 million for the three and nine months ended September 30, 2012, respectively, and $2.6 million for both the three and nine months ended September 30, 2011) and operating costs ($8.3 million and $15.4 million for the three and nine months ended September 30, 2012, respectively, and $2.4 million and $3.7 million for the three and nine months ended September 30, 2011, respectively) related to RC produced for Clean Coal’s account, which will not continue with respect to any facilities after they are monetized, are subtracted from the revenue and costs of revenue amounts reported for 2012, gross margins would be 80% for both the three and nine months ended September 30, 2012, compared to 90% for the same periods in 2011 with the same adjustments. The revenues and cost of revenues in 2011 included relatively small amounts of such revenues and costs. For the near term, we expect the lease and sale of RC facilities to represent an increasing source of revenues, for which the anticipated gross margins are higher than our EC and CC segments. As a result, we expect the gross margin when coal sales and purchases are disregarded for fiscal year 2012 to be higher than the overall margin realized in 2011.

Refined Coal

Revenues in our RC segment totaled $70.2 million and $133.7 million for the three and nine months ended September 30, 2012, respectively, compared to $9.2 million and $20 million for the three and nine months ended September 30, 2011, representing an increase of 666% and 569% for the quarter and year to date. Rental income totaled $11.1 million and $27.1 million from the leased RC facilities for the three and nine months ended September 30, 2012, respectively, compared to $6.2 million and $16.9 million for the same periods in 2011. Sales of RC totaled $59 million and $106.5 million for the three and nine months ended September 30, 2012, respectively, compared to $2.6 million for each of the same periods in 2011 as a result of raw coal purchases and RC sales at the several different RC facilities that Clean Coal operated for its own account during the periods shown.

Clean Coal incurs the operating costs for the RC facilities operated for its own account and retains for its owners the tax credits generated from the approximately 2.5 million tons and 3.9 million tons of RC produced for its own account during the three and nine months ended September 30, 2012, respectively. We expect our quarterly revenues to continue to fluctuate based on seasonal variations in electricity demand as well as planned and unplanned outages required by the power plants for equipment repair and maintenance. On an ongoing basis, we expect our four currently leased RC facilities to generate from $29 million to $36 million in revenue per year now through 2021 based on the Section 45 tax credits produced by their operations.

Cost of revenues for the RC segment totaled $67.3 million and $121.2 million for the three and nine months ended September 30, 2012, respectively, compared to $3.5 million and $4.1 million for the same periods in 2011. Costs increased due primarily to the cost of coal acquired to operate RC facilities placed in service which costs approximate the revenues realized on its sale noted above. We expect future RC margins excluding those coal purchases and RC sales for the RC facilities leased or sold to others to be at a level near 85%.

RC segment profits decreased by $2.2 million or 46% and $2.4 million or 17% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily as a result of the cost of operating certain RC facilities for our own account and one-time costs incurred as we work through moving the placed in service facilities to full-time, long-term operations, offset by the two additional facilities leased during the first and third quarters of 2012 and an increase in the amount of coal burned at the utilities where the leased RC facilities are located due to seasonal changes in demand during the third quarter of 2012. These amounts are prior to the allocation of such profits to the non-controlling interests of Clean Coal.

Emission Control

Revenues in our EC segment totaled $3.5 million and $10.2 million for the three and nine months ended September 30, 2012, respectively, compared to $3.1 million and $6.8 million for the three and nine months ended September 30, 2011, respectively, representing an increase of 12% and 49% for the quarter and year to date.

The amounts reported exclude the work ADA has conducted for Clean Coal, as further described below, which was eliminated in our consolidation. Revenues from the EC segment for the nine months ended September 30, 2012 were comprised of sales of ACI and DSI systems and services (63%), consulting and demonstration services (31%) and flue gas chemicals and services (6%) compared to 30%, 59%, and 11%, respectively, for the same period in 2011. We expect our EC segment revenues related to ACI and DSI systems to continue to grow in 2013 when we expect utilities, cement plants and industrial boilers to start placing orders due to the MATS and other MACT regulations. We expect our gross margin percentage for our EC segment for 2012 will approximate 25%.

Our consulting revenues totaled $1 million and $3.2 million for the three and nine months ended September 30, 2012, respectively, compared to $2.1 million and $4 million for the same periods in 2011, representing a decrease of 53% and 21% from the same periods in 2011. Thus far in 2012 the size and scope of our consulting contracts has been lower than those we worked on in 2011. We are continuing with demonstrations and other work related to the MATS and we expect our consulting revenue to continue to be a significant part of EC revenues during 2013 as several customers are seeking alternatives on how best to comply with the MATS.

As of September 30, 2012, we had contracts in progress for work related to our EC segment totaling approximately $3.9 million, which we expect to recognize during the remainder of 2012 and during the first and second quarters of 2013. Our ACI and DSI systems revenues totaled $2.3 million and $6.5 million for the three and nine months ended September 30, 2012, respectively, representing an increase of 154% and 215% compared to the same periods in 2011. In the EC segment, we performed work related to RC facilities provided to Clean Coal valued at $199,000 and $2.2 million for the three and nine months ended September 30, 2012, respectively, compared to $1 million and $1.5 million for the same periods in 2011, which would otherwise be recognized as revenue but was eliminated in the consolidation of Clean Coal.

Cost of revenues for the EC segment increased by $728,000 and $4.1 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily as a result of the increased revenue-generating activities from our ACI and DSI system sales. Gross margins for the EC segment were 23% for both the three and nine months ended September 30, 2012, respectively, compared to 37% and 45% for the same periods in 2011. The decrease in gross margin from the prior year is primarily a result of a higher percent of work in this segment related to ACI systems that carry lower margin than our typical consulting work and increased costs related to our ACI systems activities including hiring additional staff required for expected growth.

EC segment profits decreased by $950,000, or 118%, and $1.7 million, or 98%, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease was primarily a result of lower margins and hiring of additional staff for expected growth as discussed above.

CO2 Capture

Revenues in our CC segment totaled $676,000 and $1.2 million for the three and nine months ended September 30, 2012, respectively, representing a decrease of 31% and 39% from the same periods in 2011 due to a slower pace in activities associated with the DOE project during the first part of 2012. We had outstanding DOE contracts, including anticipated industry cost share in progress totaling approximately $14.6 million as of September 30, 2012. We expect to recognize approximately $2 million from these contracts during the remainder of 2012 including participation by other industry partners. We are seeking additional cost share participants for the remainder of projects.

Cost of revenues for the CC segment decreased by $192,000, or 30%, and $558,000, or 46%, for the three and nine months ended September 30, 2012, respectively, primarily related to the decrease in work being performed under these projects. Gross margins for this segment were 34% and 44% for the three and nine months ended September 30, 2012, respectively, compared to 35% and 37% for the same periods in 2011. The increase in gross margin from 2011 to 2012 is due primarily to the decrease in the use of subcontractors. We expect the overall gross margin for the CC segment for fiscal year 2012 to approximate the levels achieved in 2011, due to the relative mixture of direct and indirect costs (labor versus equipment) associated with this segment.

CC segment profits decreased by $177,000, or 161%, and $133,000, or 92%, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease was primarily the result of lower cost share participation from third parties.

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

Other Items

General and administrative expenses increased by $2.2 million, or 76%, and decreased by $1.7 million, or 12%, to $5.2 million and $12.9 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase for the quarter was primarily due to increased compensation due to our increased sales, marketing, bid and proposal staff and activities, increased occupancy costs from our expanded space and overlap in the approximately five months during which we transitioned out of our old lab and rental space, costs related to the acquisition of Bulk Conveyor’s assets and initiation of activities at the BCSI site, and increases in the staff expense and overhead costs of Clean Coal.

Legal expenses decreased $660,000 and $3.7 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Legal expenses in 2011 resulted primarily from costs related to our legal proceedings and settlements as described in prior filings. We believe our legal expenses have now returned to more routine levels.

Compensation costs increased by $1.8 million or 280% and $760,000 or 15% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, which is primarily due to an increase in personnel in the third quarter of 2012 and incentive accruals related to our RC activity.

We expect general and administrative expenses for the remaining three months of 2012 to continue to be at a level between $4 million and $5 million. The general and administrative amounts for the first nine months of 2012 include approximately $2.6 million from the consolidation of Clean Coal.

We incur R&D expenses not only on direct activities we conduct but also by sharing a portion of the costs in the government and industry programs in which we participate. Total R&D expense increased by $376,000, or 74%, and $668,000, or 48%, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 as a result of increases in EC and RC activities. The increase in R&D is related to preparing for growth in the delivery of our ACI and DSI systems, as well as our RC activities. We have also had approximately $326,000 in direct cost share for R&D under DOE-related contracts so far in 2012. Future consolidated research and development expenses, except for those anticipated to be funded by the DOE contracts and others that may be awarded, are expected to be higher in 2012 compared to 2011. We continue to anticipate that our future R&D expenses will grow in direct proportion to DOE funded CO2 work we perform for the next several years and other technology development we choose to pursue.

Other income (expense) including interest income totaled a net expense of $19,000 and net income of $122,000 for the three and nine months ended September 30, 2012, respectively, compared to net income of $71,000 and $2.2 million for the same periods in 2011. The 2011 amount was higher due to the notes receivable and other amounts due from NexGen received in 2011. We recognized $800,000 and $1.6 million in expenses related to royalty payments to Norit Americas, Inc. and Norit International N.V. f/k/a Norit N.V (“Norit”) for the three and nine months ended September 30, 2012, respectively. We expect that these royalty payments to Norit will amount to between approximately $1 million and $2 million per year for the next several years. We recognized $41.7 million in expenses related to legal proceedings and settlements for the nine months ended September 30, 2011 as discussed in prior filings. We had interest expense of $144,000 and $1 million for the three and nine months ended September 30, 2012, respectively, related to Clean Coal’s line of credit agreement and the deferred gain resulting from the tax treatment of the RC facilities leased by Clean Coal during such periods.

The deferred income tax benefit of $11 million (restated) for the nine months ended September 30, 2011 represents the income tax effect of the sale of the equity interest in Clean Coal to GS in May 2011. The consolidated financial statements have been restated to include a full valuation allowance against the deferred tax assets as discussed in Note 14 of the notes to the consolidated financial statements.

The net operating loss from continuing operations before income tax expense (benefit) and non-controlling interest was $5.1 million for the nine months ended September 30, 2012 compared to $43.1 million for the same period in 2011. The decrease in the net operating loss in 2012 is due in large part to the decrease in legal and settlement costs associated with our arbitration and litigation and a decrease in our net loss from unconsolidated entities as a result of the relinquishment of our interest in ADA Carbon Solutions, LLC in the fourth quarter of 2011.

Liquidity and Capital Resources

Working Capital

Our principal sources of liquidity are our cash on hand at present and anticipated growing cash flows from RC activities and other operations. We had consolidated cash and cash equivalents totaling $17.5 million at September 30, 2012 compared to consolidated cash and cash equivalents of $40.9 million at December 31, 2011.

At September 30, 2012, we had a working capital deficit of $16.9 million compared to working capital of $1.4 million (restated) at December 31, 2011. Included in that September 30, 2012 amount are $11.9 million in deposits and $10.1 million in deferred revenues. If GS determines that it will not lease a RC facility after it has paid the deposit, it can provide notice requesting the return of the deposit paid for that RC facility, and the deposit must be paid within 30 days of the end of the quarter in which the notice is given. The amount of any deposit will earn interest from the date of the notice until the deposit is paid. In October 2012, GS gave notice for the return of $4.7 million of the deposit amount above that it had previously paid to secure their right to monetize certain RC facilities. While we have not yet returned the deposits, we plan to do so by January 30, 2013 as required by the Lease Agreement unless GS selects other facilities in which to participate for which the deposits could be applied. The Clean Coal line of credit of $15 million requires four equal quarterly installments of principal to be paid beginning June 30, 2012. The second installment payment of $3.75 million was made on October 1, 2012. Our ability to generate the financial liquidity required to meet ongoing operational needs and to meet our obligations will likely depend upon our ability to maintain a significant share of the market for mercury control equipment, the continued operation of the RC facilities leased to third parties to date and success in monetizing Section 45 tax credits through the sale or lease of additional RC facilities to third party investors and our ability to raise additional financing. We believe, with the monetization of four RC facilities to date and the expected monetization of a RC facility Clean Coal is presently operating for its own account in the fourth quarter, that we have sufficient working capital to meet the operational needs of the Company for the next twelve months. While, as previously noted, GS has given notice for the return of deposits in the amount of $4.7 million, which we are obligated to return by January 30, 2013, we anticipate that this amount may be offset by deposits for additional RC facilities that we expect to receive from GS in the near future. If there was a default under the Clean Coal line of credit, or if GS does not place deposits on additional RC facilities, we could be forced to seek additional sources of financing to meet those obligations if they became immediately due and payable and/or decide to suspend operations at one or more of the RC facilities that Clean Coal is operating for its own account.

We have recorded long-term liabilities of $2.5 million related to litigation settlement obligations, $2.5 million in notes payable related to the acquisition of BCSI and $692,000 for accrued warranty and other liabilities as of September 30, 2012. Decreases in working capital during the nine months ended September 30, 2012 resulted primarily from $9.4 million in capital expenditures related to RC facilities and leasehold improvements, a $2 million payment for the acquisition of BCSI, a scheduled $2.5 million payment related to a litigation settlement, a $500,000 loan to Clean Coal Solution Services, LLC (“CCSS”), a Colorado limited liability company owned 50% by us and 50% by NexGen and net repayments of $4.2 million under the Clean Coal line of credit.

Our stockholders’ deficit was $34.2 million as of September 30, 2012 compared to $29.4 million (restated) as of December 31, 2011. The increase in stockholders’ deficit is primarily due to the net loss and is offset by the net income from the non-controlling interest for the nine months ended September 30, 2012.

Clean Coal Related Items

Clean Coal, our joint venture with NexGen, placed two RC production facilities into service in 2010 (which were exchanged for two newly constructed, redesigned RC facilities in November and December 2011), which are leased to a third party. In addition, Clean Coal leased another RC facility to a third party at the end of the first quarter of 2012. An additional RC facility was leased to another third party in the first week of August. On an ongoing basis, we expect our four currently leased RC facilities to generate from $29 million to $36 million in revenue per year from now through 2021 based on the Section 45 tax credits produced by their operations. We expect by the end of 2012 to have additional RC facilities under lease or sale such that total revenues from these activities will be at a run-rate of over $100 million per year and be at a level of producing pre-tax cash flows of as much as $50 million per year which we expect to occur in the first half of 2013. We would expect those levels to continue through 2021, the present term of the Section 45 tax credit, with an opportunity to double those amounts by the end of 2013 as we look to have all of our RC facilities operating on a continuous basis and leased or sold by that time. We believe that once all new and existing RC facilities are leased or sold to others and become fully operational, they will achieve an annualized segment rental revenue rate of approximately $200 million; excluding the approximately $250 million to $300 million in ongoing coal sales and raw coal purchases from RC facilities that Clean Coal is expected to operate in the long-term for its own account. These revenue rates would be expected to generate approximately $100 million in segment income to ADA after payments to minority partners, including an estimated $30 million in tax credits apportioned to ADA to be generated by RC facilities operated by Clean Coal.

Other Liquidity and Capital Resource Items

Our trade receivables balance is comprised of both amounts billed to customers as well as unbilled revenues that have been recognized. As of September 30, 2012 our trade receivables balance was $10 million compared to $5.9 million at December 31, 2011. Our trade receivables balance was higher at September 30, 2012 compared to December 31, 2011 primarily due to the nature and timing of billing milestones for our ACI systems contracts and increased receivables related to our RC activity.

Under our defined contribution and 401(k) retirement plan, we match up to 7% of limited salary amounts deferred by employees in the Plan. During the nine months ended September 30, 2012 and 2011, we recognized $292,000 and $264,000, respectively, of matching expense which payment was made with shares of our common stock. Our matching expense is expected to amount to $460,000 for 2012 depending on employee participation in the plan.

We had net current deferred tax assets of $2.4 million and net long-term deferred tax assets of $16.2 million as of December 31, 2011. The current and long-term amounts were subsequently reduced to zero by recording a valuation allowance against our deferred tax assets. As discussed in Note 14 to the consolidated financial statements, in August 2012, management determined that a full valuation allowance against the Company’s net deferred tax assets should have been recognized as of December 31, 2010 and for each subsequent quarter thereafter after reconsidering the original assessments regarding the potential for ultimate realization of the deferred tax assets.

Cash flow used in operations totaled $5.9 million for the first nine months of 2012 compared to $21.7 million for the same period in 2011. The decrease in operating cash flow primarily resulted from an increase in accounts receivable of $4.1 million, a decrease in accrued payroll and related liabilities of $1 million, a decrease in settlement awards and related accrued liabilities of $2.9 million and an increase in deferred revenues and other liabilities of $4.8 million. These changes in our operating assets and liabilities correspond to the nature and timing of our procurement and billing cycle and development activities. In addition, adjustments related to non-cash operating activities included expenses paid with stock and restricted stock of $395,000, depreciation and amortization of $3.4 million and non-controlling interest in Clean Coal of $2.6 million, each of which increased our cash flow provided by operations.

Net cash used in investing activities was $12.7 million for the nine months ended September 30, 2012 compared to $10.4 million for the same period in 2011. The cash used consisted primarily of purchases of equipment, leasehold improvements, RC facility related costs of $9.4 million and a $2 million payment for the acquisition of Bulk Conveyor’s assets by BCSI.

Cash used in financing activities was $4.8 million for the nine months ended September 30, 2012 compared to $32 million provided by financing activities for the same period in 2011. The cash used consisted of net payments on the line of credit of $4.1 million, distributions by Clean Coal to the non-controlling interest of $106,000 and a loan by ADA to CCSS of $500,000.

Critical Accounting Policies and Estimates

Revenue Recognition – We follow the percentage of completion method of accounting for all significant contracts excluding government contracts, chemical sales, technology licenses and related royalties and RC leases. The percentage of completion method of reporting income takes into account the estimated costs to complete and estimated gross margin for contracts in progress. We recognize revenue on government contracts generally based on the time and expenses incurred to date. RC base rents, which are fixed, are recognized over the life of the lease. Contingent rents are recognized as they are earned.

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

In addition, amounts invoiced for government contracts are subject to change based on the results of future audits by the federal government. We have not experienced significant adjustments in the past, and we do not expect significant adjustments will be required in the future. We also use our judgment to support the current fair value of goodwill and other intangible assets of $3.8 million in our consolidated balance sheets. Management believes the value of other recorded intangibles is not impaired, although market demand for our products and services could change in the future, which would require a write-down in recorded values. As with all estimates, the amounts described above are subject to change as additional information becomes available, although we are not aware of anything that would cause us to believe that any material changes will be required in the near term.

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

We hold a 50% interest in CCSS. However, we control only two of the five seats on the board of managers and our equity partner controls the other three seats. Therefore, we believe our 50% interest does not constitute control of CCSS and we have recorded our interest under the equity method of accounting.

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

We did not have any off-balance sheet arrangements as of September 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under supervision of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information related to our financial statements are made known to them by others in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed, the Company is in the process of creating a formal process related to the design and implementation of controls and establishment of adequate criteria to assess the positive and negative evidence over the establishment and maintenance of a valuation allowance against net deferred tax assets. Management anticipates that this process will include periodic oversight by the Audit Committee and anticipates completing this remediation effort before the filing of ADA’s Annual Report on Form 10-K for the fiscal year ending December 31, 2012.

PART II. OTHER INFORMATION

Item 6.	Exhibits

10.58*, **	Technology License Agreement between ADA-ES, Inc., as Licensor, and Clean Coal Solutions, LLC, as Licensee, dated July 27, 2012

10.59*	Second Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC by and among ADA-ES, Inc., NexGen Refined Coal, LLC and GSFS Investments I Corp. dated August 1, 2012

10.60	Amendment No. 1 to the ADA-ES, Inc. Amended and Restated 2007 Equity Incentive Plan approved by the ADA-ES, Inc. shareholders on July 19, 2012 (1)

10.61*	Forms of agreements for use under the ADA-ES, Inc. Amended and Restated 2007 Equity Incentive Plan, as amended

31.1***	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2***	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1***	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following financial statements from ADA-ES, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	Filed herewith.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been separately filed with the Securities and Exchange Commission.
***	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Exhibit 10.53 to the Form 10-K for the year ended December 31, 2011 filed on March 15, 2012 (File No. 000-50216).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADA-ES, Inc. Registrant

Date: November 9, 2012	/s/ Michael D. Durham
Michael D. Durham
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	/s/ Mark H. McKinnies
Mark H. McKinnies
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.58*, **	Technology License Agreement between ADA-ES, Inc., as Licensor, and Clean Coal Solutions, LLC, as Licensee, dated July 27, 2012

10.59*	Second Amendment to the Second Amended and Restated Operating Agreement of Clean Coal Solutions, LLC by and among ADA-ES, Inc., NexGen Refined Coal, LLC and GSFS Investments I Corp. dated August 1, 2012

10.60	Amendment No. 1 to the ADA-ES, Inc. Amended and Restated 2007 Equity Incentive Plan approved by the ADA-ES, Inc. shareholders on July 19, 2012(1)

10.61*	Forms of agreements for use under the ADA-ES, Inc. Amended and Restated 2007 Equity Incentive Plan, as amended

31.1***	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2***	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1***	Certification of Chief Executive Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer of ADA-ES, Inc. Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following financial statements from ADA-ES, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	Filed herewith.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been separately filed with the Securities and Exchange Commission.
***	These certifications are “furnished” and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to Exhibit 10.53 to the Form 10-K for the year ended December 31, 2011 filed on March 15, 2012 (File No. 000-50216).